Form 10-Q
period 1999-09-30
PACKETEER INC
filed 1999-11-09
CIK 1011344

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____


                         COMMISSION FILE NUMBER _-_____

                                 PACKETEER, INC.
             (Exact name of Registrant as specified in its charter)



                  DELAWARE                                   77-0420107
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

   10495 North De Anza Boulevard, Cupertino, CA                95014
  (Address of principal executive offices)                   (Zip Code)

                                 (408) 873-4400
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ ]           No [X]

There were 26,790,158 shares of the Company's Common Stock, par value $0.001, outstanding on October 29, 1999.

================================================================================

                                TABLE OF CONTENTS


                                                                               PAGE NO.
                                                                               --------

PART I                       FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of September 30, 1999 and
        December 31, 1998.....................................................     3

        Condensed Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 1999 and September 30, 1998.......     4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1999 and September 30, 1998 ...............     5

        Notes to Condensed Consolidated Financial Statements..................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................     8

        Factors That May Affect Future Results...............................     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........     21


PART II                      OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................     22

Item 6. Exhibits and Reports on Form 8-K.....................................     22


SIGNATURES...................................................................     23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                           September 30,      December 31,
                                                               1999              1998
                                                           -------------      ------------
                                                            (Unaudited)            (1)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  44,669         $   2,550
  Short-term investments                                        13,169             1,927
  Accounts receivable, net                                       2,706             2,745
  Inventories                                                      719               188
  Prepaids and other current assets                              1,072               163
                                                             ---------         ---------
          Total current assets                                  62,335             7,573
Property and equipment, net                                        791               794
Long-term investments and other long-term assets                 7,262               203
                                                             ---------         ---------
Total assets                                                 $  70,388         $   8,570
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                             $   1,393         $      --
  Current portion of notes payable                               2,465                71
  Current portion of obligations under capital leases              365               215
  Accounts payable                                               1,155             1,015
  Accrued compensation and related liabilities                     849               253
  Other accrued liabilities                                      1,746             1,011
  Deferred revenue                                                 775             1,507
                                                             ---------         ---------
          Total current liabilities                              8,748             4,072
Long-term liabilities                                              937               739

Preferred stock                                                     --                13
Common stock                                                        27                10
Additional paid-in capital                                      88,759            20,924
Deferred stock-based compensation                               (2,700)             (514)
Notes receivable from stockholders                                (789)             (729)
Accumulated deficit                                            (24,594)          (15,945)
                                                             ---------         ---------
Total stockholders' equity                                      60,703             3,759
                                                             ---------         ---------
Total liabilities and stockholders' equity                   $  70,388         $   8,570
                                                             =========         =========


(1) The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                             Three months ended            Nine months ended
                                                September 30,                September 30,
                                          -----------------------       -----------------------
                                            1999           1998           1999           1998
                                          --------       --------       --------       --------
Net revenues:
  Product revenues                        $  4,594       $  1,895       $ 10,924       $  4,812
  Licensing revenues                           425             --          1,175             --
                                          --------       --------       --------       --------
          Total net revenues                 5,019          1,895         12,099          4,812

Cost of revenues                             1,436            605          3,363          1,675
                                          --------       --------       --------       --------

Gross profit                                 3,583          1,290          8,736          3,137

Operating expenses:
  Research and development                   1,509            676          3,729          1,844
  Sales and marketing                        3,718          2,306          9,374          5,775
  General and administrative                   805            453          1,947          1,199
  Stock-based compensation                     670            172          2,454            400
                                          --------       --------       --------       --------
          Total operating expenses           6,702          3,607         17,504          9,218
                                          --------       --------       --------       --------

Net loss from operations                    (3,119)        (2,317)        (8,768)        (6,081)

Other income, net                              193            101            119            236
                                          --------       --------       --------       --------
Net loss                                  $ (2,926)      $ (2,216)      $ (8,649)      $ (5,845)
                                          ========       ========       ========       ========

Basic and diluted net loss per share      $  (0.14)      $  (0.37)      $  (0.72)      $  (1.09)
                                          ========       ========       ========       ========
Shares used in computing basic and
     diluted net loss per share             20,202          6,028         12,005          5,386
                                          ========       ========       ========       ========



   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                               Nine months ended
                                                                  September 30,
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (8,649)      $ (5,845)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                               584            120
      Other non-cash transactions                              2,691            611
      Changes in operating assets and liabilities:
        Accounts receivable                                      102           (930)
        Inventories                                             (531)            79
        Prepaids and other current assets                       (909)           738
        Accounts payable and other accrued liabilities         1,453           (239)
        Deferred revenue                                        (732)            77
                                                            --------       --------
Net cash used in operating activities                         (5,991)        (5,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (581)          (521)
Purchases of available-for-sale investments                  (20,249)            --
Proceeds from sale of short-term investments                   1,927             --
Other assets                                                      14            (71)
                                                            --------       --------
Net cash used in investing activities                        (18,889)          (592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock                     --          9,108
Net proceeds from issuance of common stock                    62,651             56
Net payments on stockholders' notes receivable                   103             --
Repurchase of common stock                                         1             13
Borrowings under line of credit                                2,147             --
Repayments of line of credit                                    (754)            --
Proceeds from notes payable                                    5,000             --
Payments of notes payable                                     (2,552)           (50)
Net proceeds from capital equipment lease                        403            407
                                                            --------       --------
Net cash provided by financing activities                     66,999          9,534
                                                            --------       --------
Net increase in cash and cash equivalents                     42,119          3,553
Cash and cash equivalents at beginning of period               2,550          2,416
                                                            --------       --------

Cash and cash equivalents at end of period                  $ 44,669       $  5,969
                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                      $    417       $     29
                                                            ========       ========



   See accompanying notes to the condensed consolidated financial statements.

                                PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of Packeteer, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 1999 and the operating results and cash flows for the three and nine months ended September 30, 1999 and 1998, these financial statements and notes should be read in conjunction with Packeteer's audited consolidated financial statements and notes thereto, included in Packeteer's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 1998 has been derived from audited financial statements as of that date.

        The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 1999.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

        Packeteer considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Short-term investments consist of debt securities with maturities between three months and twelve months. Long-term investments consist of debt securities with maturities greater than 12 months.

        Management determines the appropriate classification of investments at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains and losses were not material for all periods presented. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income.

REVENUE RECOGNITION

        Packeteer recognizes product revenues, with provision made for estimated returns, after the following events have occurred: the customer issues a noncancelable purchase order; a product has been shipped to the customer; and collection of the sales price is probable. Revenue from product maintenance contract sales is deferred and recognized on a straight-line basis over the contractual period. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets.

NET LOSS PER SHARE

         Basic and diluted net loss per share are presented in conformity with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common that are subject to repurchase. All convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):


                                                                   Three months ended             Nine months ended
                                                                      September 30,                  September 30,
                                                                 -----------------------       -----------------------
                                                                   1999           1998           1999           1998
                                                                 --------       --------       --------       --------
                                                                       (unaudited)                    (unaudited)
Numerator:
     Net loss                                                    $ (2,926)      $ (2,216)      $ (8,649)      $ (5,845)
                                                                 --------       --------       --------       --------
Denominator:
     Basic and diluted:
        Weighted-average shares of common stock outstanding        21,632          9,763         13,786          9,762
        Less: weighted-average shares subject to repurchase        (1,430)        (3,735)        (1,781)        (4,376)
                                                                 --------       --------       --------       --------
        Weighted-average shares used in computing basic
           and diluted net loss per share                          20,202          6,028         12,005          5,386
                                                                 --------       --------       --------       --------
     Basic and diluted net loss per share                        $  (0.14)      $  (0.37)      $  (0.72)      $  (1.09)
                                                                 --------       --------       --------       --------


        The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                              Three months ended      Nine months ended
                                                                 September 30,           September 30,
                                                              ------------------      ------------------
                                                               1999        1998        1999        1998
                                                              ------      ------      ------      ------
                                                                   (unaudited)            (unaudited)
        Share issuable under stock options                     2,845       1,159       2,845       1,159
        Shares of unvested stock subject to repurchase         1,274       3,333       1,274       3,333
        Shares issuable pursuant to warrants to purchase
          convertible preferred stock                            201          58         201          58
        Shares of convertible preferred stock
          on an "as-if converted" basis                           --      12,391          --      12,391

        The weighted average exercise price of outstanding stock options was $3.96 and $1.52 as of September 30, 1999 and 1998, respectively. The weighted average purchase price of unvested stock was $0.50 and $0.20 as of September 30, 1999 and 1998, respectively. The weighted average exercise price of the warrants was $1.81 and $3.07 as of September 30, 1999 and 1998, respectively.


OTHER COMPREHENSIVE INCOME

        Packeteer has no material components of other comprehensive income.

SEGMENT INFORMATION

        Packeteer has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Packeteer's chief decision maker is considered to be Packeteer's CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial statements. Therefore, Packeteer has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

        For the nine months ended September 30, 1999, revenues from ADC Telecommunications accounted for 10.4% of total net revenues. No single customer accounted for more than 10% of revenues in the three months ended September 30, 1999

NOTE 3. INITIAL PUBLIC OFFERING

        On July 28, 1999, Packeteer completed an initial public offering in which it sold 4,600,000 shares of common stock (including an over-allotment option of 600,000 shares) at $15.00 per share. Upon the closing of the offering, all of Packeteer's preferred stock converted to common stock. After the offering, Packeteer's authorized capital stock consisted of 85,000,000 shares of common stock, of which 26,811,737 shares were outstanding at September 30, 1999 and 5,000,000 shares of undesignated preferred stock, none of which were issued or outstanding at September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report for Packeteer contains forward-looking statements made within the meaning of the Securities laws. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Readers should not rely unduly on forward-looking statements, which reflect only the opinion of Packeteer as of the date hereof.

        The following information should be read in conjunction with Packeteer's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 28, 1999 and "Factors That May Affect Future Results" in this document.

OVERVIEW

        Packeteer is a leading developer of network software products that enhance mission-critical application performance over WANs and the Internet.

        From Packeteer's inception in January 1996 through January 1997, its operating activities related primarily to establishing a research and development organization, developing and testing prototypes, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. Since inception, Packeteer has incurred significant losses, and as of September 30, 1999, had an accumulated deficit of $24.6 million. The Company has not achieved profitability on a quarterly or annual basis. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, will need to generate significantly higher revenues to achieve and maintain profitability.

        Product revenues currently consist of sales of PacketShaper 1000, 2000 and 4000 models and related maintenance contracts. Licensing revenues currently consist of licensing fees and royalty payments from unit sales of OEM products that incorporate our technology. While Packeteer is developing and plans to introduce future products and is developing additional OEM relationships, there can be no assurance that it will be successful in these efforts.


RESULTS OF OPERATIONS

TOTAL NET REVENUES

        Total net revenues increased to $5.0 million in the three months ended September 30, 1999 from $1.9 million in the same quarter in the prior year, a year-over-year increase of 165%. Total net revenues for the nine months ended September 30, 1999 increased to $12.1 million from $4.8 million for the nine months ended September 30, 1998, an increase of 151%.

PRODUCT REVENUES

        Product revenues increased to $4.6 million in the three months ended September 30, 1999 from $1.9 million in the same quarter in the prior year, a year-over-year increase of 142%. Product revenues for the nine months ended September 30, 1999 increased to $10.9 million from $4.8 million for the nine months ended September 30, 1998, an increase of 127%. The increase in product revenues in each of the comparative periods was a result of increasing unit sales.

LICENSING REVENUES

        Licensing revenues were $425,000 and $1.2 million in the three months and nine months ended September 30, 1999, respectively. There was no licensing revenue for the comparable periods in 1998. The increase in licensing revenues was a result of licensing the PacketWise software to several technology partners.


COST OF REVENUES

        Cost of revenues were $1.4 million for the three months ended September 30, 1999, and $3.4 million for the nine months ended September 30, 1999 ($605,000 and $1.7 million for the corresponding periods in the preceding fiscal year). Cost of revenues was 31.3% and 31.9% of product revenues for the three months ended September 30, 1999 and 1998, respectively. Cost of revenues was 30.8% and 34.8% of product revenues for the nine months ended September 30, 1999 and 1998, respectively. Cost of revenues includes the cost of finished product purchased from contract manufacturers, overhead and customer service and support costs.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenditures increased to $1.5 million for the quarter ended September 30, 1999 from $676,000 in the year-ago quarter and increased to $3.7 million in the first nine months of 1999 from $1.8 million in the first nine months of 1998. These increases were due primarily to increases in staffing and related personnel costs and, to a lesser extent, related overhead and consulting costs. Because we will continue to fund new product development initiatives, we expect our research and development expenses to continue to increase in future periods.

SALES AND MARKETING EXPENSES

        Sales and marketing expenditures increased to $3.7 million in the quarter ended September 30, 1999 from $2.3 million in the year-ago quarter and increased to $9.4 million in the first nine months of 1999 from $5.8 million in the first nine months of 1998. These increases were primarily due to increases in staffing, related personnel costs and, to a lesser extent, increased marketing activities. We anticipate that sales and marketing expenses will continue to increase in future periods as a result of increases in personnel, related personnel costs and marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenditures increased to $805,000 in the quarter ended September 30, 1999 from $453,000 in the year-ago quarter and increased to $1.9 million in the first nine months of 1999 from $1.2 million in the first nine months of 1998. These increases were primarily due to increases in staffing, related personnel costs and, to a lesser extent, increase in consulting and professional services costs. We anticipate that general and administrative expenses will continue to increase in future periods as a result of increases in costs associated with supporting a growing organization.

STOCK-BASED COMPENSATION

        In connection with the grant of certain stock options to employees during 1998 and the six months ended June 30, 1999, Packeteer recorded deferred compensation of $787,000 and $3.9 million, respectively, representing the difference between the deemed fair value of the common stock and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized on an accelerated basis over the vesting period of the applicable options, generally four years. Packeteer expensed $1.7 million of deferred stock-based compensation during the nine months ended September 30, 1999, and $273,000 of deferred stock-based compensation during the year ended December 31, 1998. Packeteer also expensed stock-based compensation for consultants directly to operating expense in the amounts of $726,000 and $264,000 for the nine months ended September 30, 1999 and for the year ended December 31, 1998, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through 2002.

OTHER INCOME, NET

        Other income, net consisted primarily of interest income and interest expense. Other income, net was $193,000 and $101,000 for the three months ended September 30, 1999 and 1998, respectively. The increase of $92,000 was due to increased interest earned on the proceeds from the initial public offering. Other income, net was $119,000 and $236,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $117,000 was due to interest expense amortized in relation to the payoff of notes payable.

NET LOSS PER SHARE

        The following table shows earnings per share calculation for net loss and pro forma net loss. Proforma net loss and proforma net loss per share excludes the effect of stock-based compensation expense.

                                                   Three months ended            Nine months ended
                                                      September 30,                September 30,
                                                  ----------------------      ----------------------
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------
Net loss                                          $ (2,926)     $ (2,216)     $ (8,649)     $ (5,845)
                                                  ========      ========      ========      ========

Basic and diluted net loss per share              $  (0.14)     $  (0.37)     $  (0.72)     $  (1.09)
                                                  ========      ========      ========      ========
Shares used in computing basic and
     diluted net loss per share                     20,202         6,028        12,005         5,386
                                                  ========      ========      ========      ========


Pro forma net loss                                $ (2,256)     $ (2,044)     $ (6,195)     $ (5,445)
                                                  ========      ========      ========      ========
Pro forma basic and diluted net loss per
  share                                           $  (0.11)     $  (0.34)     $  (0.52)     $  (1.01)
                                                  ========      ========      ========      ========
Shares used in computing pro forma basic and
     diluted net loss per share                     20,202         6,028        12,005         5,386
                                                  ========      ========      ========      ========

LIQUIDITY AND CAPITAL RESOURCES

        Prior to our initial public offering, Packeteer financed operations primarily through the private placement of convertible preferred stock, capital leases, notes payable and a receivables backed line of credit. On July 28, 1999, Packeteer completed its initial public offering of common stock, in which it sold 4,600,000 shares of common stock(including exercise of an over-allotment option of 600,000 shares) at a price of $15.00 per share. Proceeds to the Company from the offering, after offering expenses, were approximately $62.6 million.

        At September 30, 1999, the Company had cash and cash equivalents of $44.7 million, short-term investments of $13.2 million and long-term investments of $7.1 million. The Company regularly invests excess funds in short-term money market funds, commercial paper and government and non-government debt securities.

        Net cash used in operating activities for the nine months ended September 30, 1999 and 1998 was $6.0 million and $5.4 million, respectively. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily the result of net losses, increases in inventories and prepaids and a decrease in deferred revenue, partially offset by the increase in accrued liabilities.

        Net cash used in investing activities was $18.9 million and $592,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in investing activities was due primarily to purchases of available-for-sale investments, partially offset by the proceeds from the sale of short-term investments.

       Net cash provided by financing activities was $67.0 million and $9.5 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by financing activities was primarily due to proceeds from the issuance of common stock, including net proceeds of $62.6 million from the initial public offering, borrowings under line of credit and notes payable, partially offset by payments on line of credit and notes payable.

        Packeteer expects to devote substantial capital resources to continue its research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, and for other general corporate activities. Packeteer believes that current cash balances will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

YEAR 2000 COMPLIANCE

        Packeteer has designed its products for use in the year 2000 and beyond and believes they are year 2000 compliant. However, its products are generally integrated into networks involving sophisticated hardware and software products supplied by other vendors. Each of Packeteer's customers' networks involves different combinations of third party products. Packeteer cannot evaluate whether all of the third party products are year 2000 compliant. Packeteer may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no such claims have been made, Packeteer may in the future be required to defend its products in legal proceedings which could be expensive regardless of the merits of such claims.

        Packeteer has received assurances that all material systems from its third-party vendors are year 2000 compliant. Packeteer is not currently aware of any year 2000 problem relating to any of its material internal systems. Packeteer is in the process of testing all such systems for year 2000 compliance and plans to complete such testing before November 30, 1999. Packeteer does not believe that it has any significant systems that contain embedded chips that are not year 2000 compliant. Based on its assessment to date, Packeteer anticipates that costs associated with testing and remediating internal systems will not exceed $50,000.

        Packeteer's customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to become year 2000 compliant. This situation may reduce funds available to purchase Packeteer's products. In addition, some customers may wait to purchase products until after the year 2000, which may reduce Packeteer's revenue.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR LIMITED OPERATING HISTORY AND THE RAPIDLY EVOLVING MARKET WE SERVE MAKES EVALUATING OUR BUSINESS PROSPECTS DIFFICULT

   We were incorporated in January 1996 and began shipping our products commercially in February 1997. Because of our limited operating history and the uncertain nature of the rapidly changing market that we serve, we believe the prediction of future results of operations is difficult. As an investor in our common stock, you should consider the risks and difficulties that we face as an early stage company in a new and rapidly evolving market. Some of the specific risks we face include our ability to:

   -  execute our sales and marketing strategy;

   - maintain current and develop new relationships with key VARs, distributors, systems integrators and original equipment manufacturers, or OEMs; and

   -  expand our domestic and international sales efforts.

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

   We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $1.2 million in 1996, $5.9 million in 1997, $8.8 million in 1998 and $8.6 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $24.6 million. Although our revenues have grown in recent quarters, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE OPERATING RESULTS MAY NOT MEET ANALYSTS' EXPECTATIONS AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

   We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. Our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. Our operating results are likely to fluctuate significantly in the future on both a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results to fluctuate include variations in:

   -  the mix of products we sell;

   -  the mix of channels through which those products are sold;

   -  the average selling prices of our products;

   -  the timing and size of orders and shipments of our products;

   -  the amount and timing of revenues from OEMs; and

   -  the amount and timing of our operating expenses.

   In the past, we have experienced fluctuations in operating results. For example, gross margin decreased from 69.6% for the three months ended December 31, 1997 to 61.8% for the three months ended March 31, 1998, primarily due to variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products, increased personnel expenses and costs associated with a facilities move. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on our quarterly operating results.

OUR RELIANCE ON SALES OF OUR PRODUCTS BY OTHERS MAKES IT DIFFICULT TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS

   The timing of our revenues is difficult to predict because of our reliance on indirect sales channels and the variability of our sales cycle. The length of our sales cycle for sales through our indirect channel partners to our end users may vary substantially depending upon the size of the order and the distribution channel through which our products are sold. We expect to have difficulties in predicting revenues from OEMs because we are unable to forecast unit sales of their products which incorporate our technology. Sales from our VARs and systems integrators to end users typically take three to four months to complete. We are dependent on timely and accurate inventory information from our indirect channel partners to enable us to establish channel inventory reserves for indirect channel partners whose inventory exceeds normal stocking levels. If this inventory information is not timely or accurate, we could experience increased levels of sales returns or unforecasted fluctuations in future revenue.

   If revenues forecasted in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected. Furthermore, because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products or the loss of any significant indirect channel partner could harm our business.

IF THE BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL
FAIL

   The market for bandwidth management solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.

IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRONG PARTNERING RELATIONSHIPS WITH OUR INDIRECT CHANNEL PARTNERS, OR IF THEIR SALES EFFORTS ON OUR BEHALF ARE NOT SUCCESSFUL, OUR SALES MAY SUFFER AND OUR REVENUES MAY NOT INCREASE

   We rely on an indirect distribution channel consisting of VARs, distributors, systems integrators and OEMs for all of our revenues. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

   We cannot assure you that our indirect channel partners will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to expand our field sales and support staff significantly. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, our indirect channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would harm our sales.

DEVELOPING STRONG OEM RELATIONSHIPS WILL BE TIME AND RESOURCE INTENSIVE AND MAY NOT RESULT IN THE SUCCESSFUL DEPLOYMENT OF OUR TECHNOLOGY AND PRODUCTS

   One aspect of our sales strategy is to develop relationships with OEM partners that will license our PacketWise software and incorporate it into their networking products. If we are not successful in entering into suitable OEM relationships, our ability to successfully deploy our PacketWise software and build brand awareness would be harmed. The development of OEM relationships generally involves a considerable amount of management time and company resources as potential OEM partners evaluate the viability of integrating our technology. We cannot assure you that potential OEM partners will enter into a relationship with us after we have expended these efforts and costs. In addition, even if we are successful in entering into an OEM relationship, we cannot assure you that our current or future OEM partners will be able to integrate our technology into commercially viable products on a timely basis. Furthermore, we cannot assure you that our OEM partners will give a high priority to the marketing and sale of products which incorporate our technology or that our OEM partners will not develop competitive products and decide to terminate or minimize their relationship with us. The failure to build and maintain successful OEM relationships would have a negative effect on the deployment of our technology and products.

IF WE ARE NOT ABLE TO MAINTAIN CURRENT AND FUTURE OEM RELATIONSHIPS, OUR BUSINESS WILL BE HARMED

   We may be unable to retain our current or future OEM partners. Generally, OEM relationships can be terminated with little or no notice. Our recent OEM agreements with ADC Telecommunications, Inc. and Adtran, Inc. are not exclusive and are each for an initial term of five years, with no obligation for either ADC or Adtran to renew their respective agreements with us. We expect to enter into similar OEM relationships in the future. If our relationship with any current or future OEM partner is terminated by either party, we may not be successful in replacing such partner on a timely basis or at all with another suitable OEM partner.

OUR RELIANCE ON OEM PARTNERS FOR THE SALE OF OUR PRODUCTS MAKES IT DIFFICULT TO MANAGE AND FORECAST PRODUCTION AND DELIVERY SCHEDULES AND SALES EXPECTATIONS

   Our inability to forecast the level of orders from OEM partners may make it difficult to schedule production, manage our contract manufacturers, and forecast sales. The level and timing of orders placed by OEM partners who purchase hardware from us may vary due to many factors including OEM partners' attempts to balance their inventories, changes in the OEM partners' manufacturing strategies and variation in demand for their products. Due to product life cycles, competitive and economic conditions, these OEM partners generally do not commit to firm production schedules in advance. Anticipated orders from our current or future OEM partners may not materialize or delivery schedules may be deferred as a result of changes in customer's business needs. These order fluctuations and deferrals will harm our business.

THE PACKETSHAPER FAMILY OF PRODUCTS AND PACKETWISE SOFTWARE ARE CURRENTLY OUR ONLY COMMERCIALLY AVAILABLE PRODUCTS, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

   All of our current revenues and a significant portion of our future growth depend on the commercial success of our PacketShaper family of products and PacketWise software, which are the only commercially available products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the PacketShaper family of products or PacketWise software, our revenues will not grow significantly.

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

   The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54.7% of our total net revenues in 1998 and 53.3% of our total net revenues for the nine months ended September 30, 1999. In particular, sales to customers in our Asia Pacific region accounted for 31.0% of our total net revenues in 1998 and 27.2% of our total net revenues for the nine months ended September 30, 1999. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

   We intend to expand operations in our existing international markets and to enter new international markets, which will demand management attention and financial commitment. We may not be able to successfully expand our international operations. In addition, a successful expansion of our international operations and sales in foreign markets will require us to develop relationships with suitable indirect channel partners operating abroad. We may not be able to identify, attract or retain these indirect channel partners.

   Furthermore, to increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign indirect channel partners. To the extent that we are unable to successfully do so, our growth in international sales will be limited.

   Our international sales are currently all U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency.

REVENUE FROM ADC TELECOMMUNICATIONS, MACNICA OR OUR OTHER LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

   A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. Revenues from Macnica, Inc. accounted for 11.9% of our total net revenues in 1998. For the nine months ended September 30, 1999, revenues from ADC Telecommunications accounted for 10.4% of total net revenues. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

   Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of who are in short supplies. We currently have a small indirect channel partner and end-user service and support organization and will need to increase our staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel.

   Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our personnel. We currently maintain "key person" life insurance on Craig W. Elliott, our president and chief executive officer, Robert L. Packer, our chief technology officer, and Brett D. Galloway, our vice president of engineering and chief operating officer. The loss of the services of any of our senior management could negatively impact our ability to carry out our business plan.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND WHO HAVE SIGNIFICANTLY GREATER RESOURCES THAN OUR COMPANY

   We compete in a new, rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., CheckPoint Software Technologies Ltd., and Xedia, which was recently acquired by Lucent, which sell products incorporating competing technologies. We also compete with several small private companies which utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

   Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the bandwidth management solutions market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW

   Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The bandwidth management solutions market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes could also significantly reduce demand for our product. Alternative technologies, including packet-queuing technology, could achieve widespread market acceptance. Our future success will depend in large part upon our ability to:

   -  develop and maintain competitive products;

   - enhance our products by adding innovative features that differentiate our products from those of our competitors;

   -  bring products to market on a timely basis at competitive prices;

   -  identify and respond to emerging technological trends in the market; and

   - respond effectively to new technological changes or new product announcements by others.

   We have in the past experienced delays in product development which to date have not materially adversely affected us. However, these delays may occur in the future and could result in a loss of customers and market share.

ENTERING NEW MARKETS WITH NEW PRODUCTS MAY DELAY PROFITABILITY

   We recently announced a new product, AppVantage, to be sold in a new market, application service providing ("ASP"). Our future success in this endeavor will depend in large part on our ability to execute appropriate sales and marketing distribution strategies and whether we can deliver the appropriate product with the appropriate features and quality that will gain widespread commercial acceptance. Additionally, our success is dependent on how quickly the ASP market develops. Any delay in the previously mentioned areas could harm our operating results due to increased expenses without the appropriate increase in revenue.

INTRODUCTION OF OUR NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS WHICH COULD HARM OUR OPERATING RESULTS

   When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS

   We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

   In the future, we may experience difficulties meeting the demand for our products and services. The installation and use of our products requires training. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.

   We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT GROSS MARGINS AND REVENUES

   We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. The average selling prices of our products could decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline.

OUR RELIANCE ON PEMSTAR, INC. AND SANMINA CORPORATION FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THESE THIRD PARTY MANUFACTURERS FAIL TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS

   We currently contract with PEMSTAR, Inc. and Sanmina Corporation, for the manufacture of all of our current products. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

   -  reduced control over delivery schedules;

   -  the potential lack of adequate capacity during periods of excess demand;

   -  manufacturing yields and costs;

   -  quality assurance; and

   - increases in prices and the potential misappropriation of our intellectual property.

   We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

   In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

MOST OF THE COMPONENTS FOR OUR PRODUCTS COME FROM SINGLE OR LIMITED SOURCES, AND WE COULD LOSE SALES IF THESE SOURCES FAIL TO SATISFY OUR SUPPLY REQUIREMENTS

   Almost all of the components used in our products are obtained from single or limited sources. Our products have been designed to incorporate a particular set of components. As a result, our desire to change the components of our products or our inability to obtain suitable components on a timely basis would require engineering changes to our products before we could incorporate substitute components.

   We do not have any long-term supply contracts to ensure sources of supply. If our contract manufacturers fail to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers also sell products to our competitors. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced or limited-sourced components, or to develop alternative sources for components or products would harm our ability to grow our business.

OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT WE FIND AFTER THE PRODUCTS HAVE BEEN SOLD, WHICH COULD NEGATIVELY AFFECT OUR REVENUES, INCREASE OUR COSTS AND THE MARKET ACCEPTANCE OF OUR PRODUCTS

   Our products are complex and may contain undetected defects, errors or failures in either the hardware or software. In addition, because our products plug into our end users' existing networks between the WAN access router and the enterprise local area network, or LAN, they can directly affect the functionality of the network. We have in the past encountered errors in our products, which in a few instances resulted in complete network failures. To date, these errors have not materially adversely affected us. Additional errors may occur in our products in the future. The occurrence of defects, errors or failures could result in the failure of our customer's network or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business.

   We may also be subject to liability claims for damages related to product errors. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business.

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION, UNFAVORABLE ACCOUNTING CHARGES AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

   We continually evaluate strategic acquisitions of other businesses. If we were to consummate an acquisition, we would be subject to a number of risks, including the following:

   - difficulty in integrating the acquired operations and retaining acquired personnel;

   - limitations on our ability to retain acquired distribution channels and customers;

   - diversion of management's attention and disruption of our ongoing business; and

   - limitations on our ability to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies.

   We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could harm our operating results by diluting our stockholders' equity, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

   Finally, recent and proposed changes by the Financial Accounting Standards Board (FASB) and the SEC in the rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, elimination of the "pooling" method of accounting for mergers increases the amount of goodwill that we would be required to recognize if we acquire another company, which would have an adverse financial impact on our future net loss or net income. The requirement to capitalize in-process research and development costs in connection with an acquisition could result in goodwill which must be amortized over several years, increasing our losses or reducing our net income.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

   Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have one issued U.S. patent and 10 pending patent applications including one for which we have received a notice of allowance. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS

   We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the bandwidth management solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

   The market for bandwidth management solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and International standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

   We currently anticipate that our existing cash balances and available line of credit will be sufficient to meet our liquidity needs for at least the next 12 months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

   In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no current agreements or negotiations underway with respect to any such acquisition, any future transaction of this nature could require potentially significant amounts of capital. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

VOLATILITY OF STOCK PRICE

   The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter to quarter variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, general conditions in the telecommunications and data communications equipment markets, changes in earnings estimates or buy/sell recommendations by analysts or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance.

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS AND THE COSTS TO CORRECT THESE PROBLEMS MAY BE MATERIAL

   Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem." We are continuing to identify measures to address the issues arising from the year 2000 problem. The risks associated with being year 2000 compliant are unknown. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income it receives from its investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, the Company maintains its portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

        The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 1999 and December 31, 1998. This table does not include money market funds because those funds are not subject to market risk.



                                                      MATURING         MATURING
                                                   BETWEEN THREE      BETWEEN 12
                                    MATURING IN      MONTHS AND       MONTHS AND
AT SEPTEMBER 30, 1999              THREE MONTHS      12 MONTHS         34 MONTHS         TOTAL
                                   ------------    -------------      ----------       ----------
Cash equivalents .............      $   44,276       $       --       $       --       $   44,276

Weighted average interest rate            5.33%              --%              --%            5.33%

Investments ..................      $       --       $   13,169       $    7,080       $   20,249

Weighted average interest rate              --%            5.82%            6.56%            6.08%

Total portfolio ..............      $   44,276       $   13,169       $    7,080       $   64,525

Weighted average interest rate            5.33%            5.82%            6.56%            5.57%


                                      MATURING IN
AT DECEMBER 31, 1998                  THREE MONTHS
                                      ------------
Cash equivalents ..............       $   2,384

Weighted average interest  rate            5.58%

Investments ...................       $   1,927

Weighted average interest rate             5.80%

Total portfolio................       $   4,311

Weighted average interest rate             5.68%


EXCHANGE RATE SENSITIVITY

        The Company operates primarily in the United States, and all sales to date have been made in US dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

        Item 1. Legal Proceedings

                  None.


        Item 2. Changes in Securities and Use of Proceeds

        (c) Sales of Unregistered Securities. During the nine months ended September 30, 1999, following the exercise of options to purchase shares of common stock that had been granted under Packeteer's 1999 Stock Incentive Plan, Packeteer issued an aggregate of 86,812 shares of common stock for an aggregate purchase price of $262,609. All sales of common stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

        (d) Use of Proceeds from Sales of Registered Securities. Packeteer commenced its initial public offering ("IPO") on July 28, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-79077). In the IPO, Packeteer sold an aggregate of 4,600,000 shares of common stock (including an over allotment option of 600,000 shares) at $15.00 per share.

            The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer has used $2.5 million to repay a note payable. The remaining $60.1 million of the net proceeds are expected to be used for general corporate purposes, including working capital, product development and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under "Factors That May Affect Future Results". A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies, however, Packeteer has no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer's net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.

Item 3.    Defaults upon Senior Securities

               None.

Item 4.    Submission of Matters to a Vote of Security Holders

               None.

Item 5.    Other information

               None.

Item 6.    Exhibits and Reports on Form 8-K

        A. Exhibits

        Exhibit
        Number      Description

        27.1        Financial Data Schedule

        B.      Reports on Form 8-K

               None.


                                    Signature


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                        PACKETEER, INC.


November 9, 1999
                                        /s/ David C. Yntema
                                        ----------------------------------------
                                        David C. Yntema
                                        Chief Financial Officer and Secretary
                                        (Duly authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX



Number                    Exhibit Description
------                    -------------------
27.1          Financial Data Schedule (Filed Electronically)