Form 10-K
period 1999-12-31
PACKETEER INC
filed 2000-03-23
CIK 1011344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to ________________.

  Commission File Number  _-_____

                                 PACKETEER, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                        77-0420107
(State of incorporation)                   (I.R.S. Employer Identification No.)

                               10495 NORTH DE ANZA
                           CUPERTINO, CALIFORNIA 95014
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 873-4400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the common stock on the Nasdaq National Market System on February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,401,253,452. Shares of common stock held by each officer and director and by each person known by the Company to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's common stock, $0.001 par value, was 27,142,924 at February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this form 10K is incorporated by reference from the Company's definitive Proxy Statement for the Registrant's 2000 Annual

Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1999.


                         ------------------------------

                                TABLE OF CONTENTS

Part I

               Item 1.     Business  ........................................................     3
               Item 2.     Properties........................................................    18
               Item 3.     Legal Proceedings  ...............................................    18
               Item 4.     Submission of Matters to a Vote of Security Holders  .............    18

Part II
               Item 5.     Market Registrant's Common Stock and Related Stockholder Matters..    18
               Item 6.     Selected Financial Data  .........................................    18
               Item 7.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operation  ........................................    19
               Item 7a     Quantitative and Qualitative Disclosures about Market Risk  ......    33
               Item 8.     Financial Statements and Supplementary Data  .....................    35
               Item 9.     Changes and Disagreements with Accountants on Accounting and
                           Financial Disclosure  ............................................    51

Part III
               Item 10.    Directors and Executive Officers of the Registrant  ..............    51
               Item 11.    Executive Compensation  ..........................................    51
               Item 12.    Security Ownership of Certain Beneficial Owners and Management....    51
               Item 13.    Certain Relationships and Related Transactions  ..................    51

Part IV
               Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...    51

Signatures  .................................................................................    52



      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below in "Risk Factors." Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our network products, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Packeteer undertakes no obligation to publicly release any revision's to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Risk Factors."

      We were incorporated in Delaware in January 1996. In this report, "Packeteer," "we," "us," and "our" refer to Packeteer, Inc. and its subsidiaries.


                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

     Packeteer is a leading provider of Internet application infrastructure systems designed to enable businesses and service providers to ensure the quality of experience for networked applications and application services. Packeteer's PacketWise software, the foundation of the Company's innovative PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management.

      We deliver comprehensive application-adaptive bandwidth management by discovering and classifying network traffic, analyzing application and network performance, controlling traffic flow and then reporting on performance. These four steps are accomplished through our PacketWise software which is embedded in our PacketShaper family of products and in the networking products of our technology partners. Our PacketShaper product family consists of hardware platforms based on Intel compatible microprocessor technologies. Installing PacketShaper imposes no changes to the existing network's equipment, configuration or software.

     Packeteer's products are deployed today by companies and service providers through an established network of more than 100 VARs, distributors and system integrators in more than 50 countries. To date we have shipped over 5,000 PacketShapers. In addition, PacketWise software is licensed by communications industry partners who integrate the software into specific strategic networking solutions.


INDUSTRY BACKGROUND

The Emergence of Internet Computing

      Today, both the Internet and its underlying protocol TCP/IP, have grown to positions of prominence in enterprise networking. Protocols are predefined mechanisms for computers to communicate over networks. From its origins as a network connecting academic and government institutions, the Internet has evolved into an interactive communications and commerce platform supporting businesses' daily operations. Originally intended to accommodate non-interactive traffic such as file transfers and e-mail, the Internet and TCP/IP were designed with the basic goals of connectivity, versatility and bandwidth exploitation. With the evolution towards Internet computing, TCP/IP has become the communications fabric, or as is commonly referred to in the technology industry, the underlying protocol, of mission-critical enterprise networks. The Internet has enabled a new generation of interactive applications to deliver core business functions, including e-commerce, data access and information exchange, to a broad range of users. Leveraging the fundamental attributes of the Internet and TCP/IP, businesses, consumers and suppliers have become better connected. This rapid development of a vast connected economy has given rise to a new innovative business model, the Internet computing model.

      The rapid emergence of Internet computing has had a significant effect on today's enterprise networks and has created new challenges for information technology managers. As more interactive business applications are developed using web-enabled versions of enterprise software platforms, such as SAP R/3, Oracle, PeopleSoft and Baan, the amount of network data is increasing dramatically. E-commerce extends the confines of the enterprise network across the Internet, making application performance difficult to ensure. Enterprise users access graphics-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access other non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.

      Internet computing relies on TCP/IP as the underlying protocol to support distributed enterprise applications and the delivery of electronic services. The Internet Protocol, or IP, provides for routing of packets across networks that utilize TCP/IP as their underlying protocol. The Transmission Control Protocol, or TCP, provides flow control for, and reliable ordered delivery of, Internet Protocol packets. Unlike early non-interactive applications that did not require real-time responsiveness, today's enterprise and e-commerce applications depend on timely access to data and real-time transaction responses to ensure productivity and a high quality of experience for end users. The shift toward real-time, delay-sensitive data is accelerating as corporations begin to converge database transactions and multimedia traffic onto their enterprise networks. TCP/IP is unable to differentiate between traffic types and is designed so that each transmission attempts to consume all available bandwidth. These characteristics, which make TCP/IP suitable for non-interactive traffic, threaten the performance of today's mission-critical applications.

The Traffic Bottleneck at the WAN Access Link

      In recent years, the adoption of Fast Ethernet and Gigabit Ethernet technologies has reduced network congestion on the LAN. Simultaneously, the deployment of fiber infrastructure in the service provider backbone has also reduced bandwidth contention in that portion of the network. However, the bridge between the two, the WAN access link, has remained the slow, weak link in the chain, forming a bandwidth bottleneck. WAN access link capacity is often constrained, expensive and difficult to upgrade. When faced with bandwidth contention at the bottleneck, TCP/IP provides neither a means to give preferential treatment to select applications nor a good mechanism to effectively control data flows because TCP flow control is handled only by end systems. TCP/IP reacts to network congestion by discarding data packets and sporadically reducing packet transmissions from the host computer. In enterprise networks that are overwhelmed by increasing amounts of both non-critical and mission-critical traffic, unmanaged congestion at the WAN access link undermines application performance and can result in impaired productivity and lost revenues.

      Today's enterprise networks require solutions that ensure mission-critical application performance, increase network efficiency, and enable the convergence of data, voice and video traffic. Enterprises are seeking to align their networks with their business priorities by making them adaptive to the unique requirements of the growing mix of mission-critical applications. At the same time, they seek to leverage investments in application software and proactively control recurring network costs by optimizing bandwidth utilization.

      Many existing and newly emerging telecommunications service providers are also seeking to address the needs of enterprises that are adopting Internet computing. Service providers have traditionally functioned as WAN bandwidth suppliers, leasing data lines and selling Internet access to businesses and consumers. In the face of heightened competition, service providers are seeking to differentiate themselves by offering tiered services in order to attract and retain customers and increase profitability. These offerings include web hosting, application outsourcing and managed network services. To deliver these services, service providers must be able to ensure network and application performance and better manage and allocate network resources.

Limitations of Existing Approaches

      Businesses and service providers currently employ several approaches in an attempt to alleviate network congestion at the WAN access link. These approaches include the following:

      Adding bandwidth and infrastructure to over-provision the network. This approach requires expensive upgrades to WAN access links and associated network equipment. Moreover, incremental increases in bandwidth only temporarily alleviate network congestion, leaving the following problems unresolved:

      - Over-provisioning results in under-utilization of the network during non-peak periods;

      - Increases in bandwidth tend to be consumed quickly by latent demand within LAN and backbone infrastructure;

      - Deployment costs and increases in recurring service charges can be prohibitively expensive, especially for networks with many remote sites and for international networks; and

      - There is no application performance visibility to enable effective capacity planning.

      Implementing queuing-based features. Queuing technologies provide some degree of prioritization and are frequently incorporated in routers, which are devices that forward data packets from one LAN or WAN to another. These implementations engage only after queues form, and attempt to provide quality of service, or QoS, by reordering packets and then discarding packets when the queues overflow. Router-based approaches typically identify and prioritize traffic based on rudimentary characteristics such as port number, a simplistic mechanism to coordinate the transmission of application data, IP address or protocol type. While these approaches can alleviate some of the bandwidth contention problems, they are inadequate to handle an increasingly complex mix of interactive and real-time mission-critical applications. These limitations include:

      - Queuing-based approaches are reactive in nature and can only address congestion after the fact, rather than preventing it from occurring;

      - Congested queues result in packet loss, retransmissions and delays that waste bandwidth and undermine application response times;

      - Limited traffic classification capabilities inadequately distinguish between different types of applications, resulting in sub-optimal prioritization of traffic;

      - Queuing does not directly control end-to-end application performance; and

      - Queuing-based approaches do not control inbound traffic flowing from the WAN to the LAN.

      Installing network-management tools. Several vendors provide software that analyzes and monitors network traffic. While these products enable network administrators to determine how bandwidth is being utilized, thereby identifying where bandwidth management is required, they do not comprise a complete solution for the following reasons:

      - These products only monitor and report application performance and bandwidth utilization, offering no means of fixing or resolving performance problems; and

      - Products that detect problems once they occur are reactive and don't proactively prevent similar problems in the future.

The Bandwidth Management Opportunity

      As Internet computing is more widely adopted, both businesses and service providers are seeking ways to cost-effectively manage bandwidth, ensure application performance and increase network efficiency. As mission-critical applications compete with bandwidth-hungry non-critical traffic for limited network resources, enterprises require a solution that not only monitors and reports on application performance problems, but also provides the means to fix such problems. As the complexity of their network infrastructures increases, enterprises seek solutions that integrate easily into the existing network and are cost-effective to deploy and maintain. In response to growing competition, service providers are looking to create new revenue streams by offering differentiated network and application-based services that meet the needs of enterprise customers. Whether the solution is implemented by the enterprise or purchased from a service provider, effectively managing the performance of mission-critical applications is essential to businesses relying on Internet computing.

THE PACKETEER SOLUTION

     Packeteer is a leading provider of Internet application infrastructure systems designed to enable businesses and service providers to ensure the quality of experience for networked applications and application services. Packeteer's advanced PacketWise software, the foundation of the Company's innovative PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. Packeteer's products are deployed today by companies and service providers through an established network of more than 100 VARs, distributors and system integrators in more than 50 countries.

     PacketWise software is at the core of our bandwidth management solutions and is embedded in Packeteer-manufactured products and OEM-manufactured products. Our PacketShaper family of products consists of hardware platforms based on Intel compatible microprocessor technologies that run various configurations of our PacketWise software. Our PacketShaper products provide customers with a solution designed to be deployed easily and cost-effectively without additional investment in or impact to network equipment, software or infrastructure. In addition, by working with OEM partners to embed PacketWise technology into their networking products, we are able to address new market opportunities that are outside of the scope of our PacketShaper family of products.

     As the enterprise network increasingly extends to include the Internet, network managers are challenged with managing the dynamic growth in critical and non-critical traffic. Each particular application and type of traffic -- such as transactions, file transfers, voice or streaming multimedia -- requires a tailored management strategy to ensure optimal performance. Our solutions are based on a comprehensive four-step methodology that provides the elements for effective bandwidth management:

      I. Discover and Classify Traffic. Currently, PacketShaper automatically detects and identifies over 200 types of traffic. Network managers can refine traffic categories based on application, protocol, web page, addresses, users and host names. In addition, managers can define criteria to recognize proprietary applications so that PacketShaper automatically classifies the associated traffic. Sophisticated traffic classification enables network managers to understand network congestion and to precisely target bandwidth-allocation policies.

      II. Analyze Performance. PacketShaper provides detailed analysis and evaluation of network resources and application performance. PacketShaper tracks traffic levels and trends, measures response times and calculates network efficiency. Network managers can analyze all traffic traversing a particular WAN access link or can focus on an individual application, client, server or traffic type.

      III. Control Traffic. PacketShaper allows network managers to control application performance and network resources by defining precise bandwidth-allocation policies. Policies can protect important traffic, cap bandwidth-intensive traffic and guarantee service levels. Network managers can tailor management strategies and bandwidth allocation to suit the requirements of particular applications or traffic, such as voice, video or data. PacketShaper paces both inbound and outbound traffic over the WAN access link to optimize performance and control end-to-end QoS. Our control technology can also prohibit specific applications, such as web-based entertainment or leisure applications, from utilizing any enterprise resources.

      IV. Report Performance. PacketShaper provides reports describing current and historical network performance. Comprehensive reports, graphs and tables enable network managers to refine bandwidth management policies, evaluate efficiency and plan capacity. PacketShaper automatically measures per-transaction response times for each application. Managers can set, enforce and monitor service-level agreements, which quantify desired QoS for a particular application or customer.

      Our dynamic four-step approach to application-adaptive bandwidth management enables businesses and service providers to realize the following key benefits:

      - Gain Network Performance Visibility and Insight. PacketShaper provides valuable historical and real-time information about application performance and network utilization through an easy-to-use browser interface. Network managers gain a better understanding of the nature of traffic running on their networks and the problems and inefficiencies associated with that traffic.

      - Ensure Bandwidth to Mission-Critical Applications. Policy-based bandwidth allocation protects bandwidth for mission-critical applications such as SAP R/3, Oracle and Baan, preventing disruptions from bandwidth-hungry but less urgent applications such as file transfers or casual web browsing.

      - Simplify Deployment. PacketShaper installs easily and automatically starts to discover, classify and analyze network traffic and suggests policies to optimize performance. It complements the existing network infrastructure, requires no router reconfiguration or desktop changes and is designed not to disrupt network connectivity in the event of software or hardware failure.

      - Enable Interactive Services. VoIP, real-time video and other streaming media require guaranteed bandwidth in order to achieve minimum quality requirements. By using PacketShaper to set minimum bandwidth guarantees and explicit delay bounds, network managers and service providers can deliver smooth and predictable performance of these delay-sensitive multimedia services.

      - Increase Network Efficiency. PacketShaper improves network efficiency and helps delay expensive capacity upgrades by managing non-critical traffic to reduce retransmission overhead and smooth the variability in bandwidth utilization.

      - Facilitate E-Commerce. PacketShaper can reserve bandwidth for individual web site customers on a shared WAN connection. PacketShaper can also optimize response time for certain web pages, such as product order and home pages, and redirect users with slower connections to less data-intensive web pages.

STRATEGY

      Our objective is to be the leading provider of application-adaptive bandwidth management solutions. Key elements of our strategy include:

      Focus on Bandwidth Management Needs of Enterprises. We are focused on providing high performance, easy-to-use and cost-effective bandwidth management solutions to enterprises whose businesses are based on Internet computing. For these businesses, managing mission-critical application performance and optimizing the value of the network will continue to be competitive requirements. As the Internet proliferates and new Internet-based applications and services emerge, we believe businesses will continue to adopt Internet computing business models at a rapid rate and that effective bandwidth management will become an increasingly important requirement for maintaining an efficient enterprise network. We believe we have established a differentiated market position based on our comprehensive solution that provides for effective bandwidth management, early market leadership and brand awareness. We intend to continue to direct our development, sales and marketing efforts toward addressing the bandwidth management needs of the Internet computing market.

      Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the service provider market and currently have numerous service provider customers, including: BIGLOBE, a wholly owned subsidiary of NEC Corporation; NTT Corporation; SONERA Technologies; Telefonica de Espana; and Verio Inc. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our PacketShaper and PacketWise solutions enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.

      Expand presence in the Application Service Provider Market. Several of our partners, Futurelink, Telepacific, Esoft Global and Compaq Computer Corporation are currently evaluating our application service provider product, AppVantage. AppVantage(TM) is the industry's first policy-based application subscriber management (ASM) system for the rapidly growing application service provider
(ASP) market. The AppVantage system provides an application infrastructure that enables ASPs to quickly and cost-effectively deliver secure, measured and performance-assured application services tailored to the needs of specific markets and customers. The system is the first ASP-tailored platform to deliver a clearly defined service demarcation point between ASPs and their customers and delivery-chain partners; provide and enforce quality of service (QoS) application-specific service level agreements (SLAs); and enable application-specific billing. AppVantage will benefit ASPs by enabling faster time-to-market for new services, reduced service cost basis and increased revenues.

      Continue to Build Indirect Distribution Channels. We believe we have built on a worldwide distribution channel. We currently have over 100 VARs, distributors, systems integrators and OEMs, that sell our products in over 50 countries. These relationships include: Syncordia Solutions, a division of British Telecommunications PLC; Datacraft Asia Ltd.; Fujitsu Limited; Macnica; Nissho Electronics Corporation; Persetel PQ Client Computing, a subsidiary of Comparex Holdings; Unisys Corp.; and Williams Communications Solutions, LLC. Recently, we entered into an agreement with Alcatel Business Systems to distribute our products globally. We have recently signed an agreement with Alternative Technology to distribute products in the U.S. We intend to continue to develop and support new VAR and distribution relationships, as well as to establish additional indirect channels with service providers, systems integrators and OEMs. We believe this strategy will enable us to increase the worldwide deployment of our products.

      Develop OEM Relationships to Broaden PacketWise Deployment. We have designed our PacketWise software in distinct modules to integrate with network hardware platforms offered by other vendors. This integration brings Packeteer's unique capabilities into markets where QoS is required but is beyond the scope of the PacketShaper offering. We currently have two software OEM relationships. ADC Telecommunications has licensed portions of our PacketWise software to incorporate in its networking products. Adtran has licensed PacketWise technology to enable classification and partitioning in managed network services products. In addition, NEC sell PacketShaper with PacketWise software under their own labels. These private label relationships allow our products to reach consumers and markets that we would have difficulty reaching alone. With NEC we have partners in Asia that provide local account management. We intend to pursue additional OEM relationships in order to drive the proliferation of our technology in enterprise and service provider networks.

      Extend Bandwidth Management Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy-setting capabilities, precise rate control expertise and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, functionality by identifying and managing additional applications or traffic types, and modularity by taking individual components of Packetwise together or on a stand-alone basis of our existing bandwidth management solutions and to develop new leading-edge technologies for emerging markets. This includes extending our bandwidth management solutions to incorporate in-depth application-management techniques that will improve performance over the Internet and reduce bandwidth requirements. We plan to extend our current portfolio by offering PacketWise-defined solutions that target the specific needs of three primary market opportunities: application service-level management, enterprise bandwidth management and service provider bandwidth management.

PRODUCTS

      We provide application-adaptive bandwidth management solutions to address the needs of both businesses and service providers. Our products incorporate innovative technology for discovery, classification, analysis, control and management of disparate traffic flows in congestion-prone TCP/IP WAN access links. Our PacketWise software is at the core of our bandwidth management solutions and is embedded in our PacketShaper family of products, which includes the AppVantage models. PacketShaper products consist of Intel compatible microprocessor technology running various configurations of PacketWise. We also license our PacketWise software to OEM partners for incorporation in their networking products.

      PacketShaper is available in three models to fit a broad range of network environments, including corporate and service providers' data centers, enterprise networks, branch offices and remote sites, as well as a wide variety of additional network environments. Our PacketShaper products support multiple WAN access link speeds. In addition, our solution supports thousands of simultaneous sessions involving a wide range of protocols. Each of our PacketShaper models is described below:


PacketShaper 1000      PacketShaper 1000 targets the needs of branch
                       offices and remote sites. It connects to 10 megabits per
                       second, or Mbps, Ethernet LANs and manages WAN access
                       links with speeds up to 384 Kbps.
PacketShaper 2000      PacketShaper 2000 targets the requirements of
                       enterprise network administrators and Internet service
                       providers. It connects to 10 Mbps LANs and manages WAN
                       access links with speeds up to 8 Mbps, or two T1/E1
                       lines.
PacketShaper 4000      PacketShaper 4000 targets corporate data centers and Fast
                       Ethernet LAN, or 100 Mbps, environments. It connects to
                       10 or 100 Mbps LANs and controls WAN access links with speeds up to 45 Mbps, or a T3 line. This model also has redundant power supplies and cooling fans, which are important features in service provider environments. Even if one of the fans or power supplies fails, PacketShaper still operates.
PacketShaper 4000/ISP  PacketShaper 4000/ISP targets service providers and Fast Ethernet LAN, or 100 Mbps, environments. This model contains a high-capacity, factory-installed software option. It connects to 10 or 100 Mbps LANs and controls WAN access links with speeds up to 45 Mbps, or a T3 line. This model also has redundant power supplies and cooling fans, which are important features in service provider environments. Even if one of the fans or power supplies fails, PacketShaper still operates.

      PacketShapers are designed to be deployed easily and cost-effectively in an existing network configuration. PacketShaper does not require any new protocols, standards, router reconfiguration or desktop changes. Additionally, each PacketShaper features a passive connector that maintains network connectivity if a PacketShaper is turned off or shuts down due to a hardware or software failure. PacketShapers are typically deployed between the LAN and the WAN access router in order to manage bandwidth at the WAN access link where traffic needs to be controlled to avoid a bottleneck.

      AppVantage is the industry's first policy-based application subscriber management system specifically designed to support managed application services. AppVantage provides a comprehensive infrastructure that enables Application Service Providers (ASPs) to provision, monitor, measure and control customers' quality of experience for each application service. It provides a point of demarcation between the customer and the ASP; defines, enforces and validates application service-level agreement (ASLAs); controls application performance; and integrates billing. The AppVantage Application Subscriber management (ASM) product line has three models that support a range of deployment options and network capacities:

ASM-30 Low-range platform designed for connecting remote customer branches at WAN speeds up to 512 kbps.
ASM-50 Mid-range platform designed for WAN speeds up to 6 Mbps. This model is modular in that it is configured with two PCI-based expansion slots to support future expansion while dual power supplies and power-source connections ensure reliability.
ASM-70 High-performance platform designed for ASP and customer datacenters at WAN speeds up to 45 Mbps. This model is also modular because it is configured with two PCI-based expansion slots to support future expansion while the dual power supplies and power-source connections ensure reliability.


TECHNOLOGY

      We differentiate our solution by combining our knowledge of enterprise applications with our expertise in underlying network protocols. We have invested heavily in developing valuable, proprietary software and related technologies. In particular, we have developed expertise and technology in these major areas: sophisticated traffic discovery and classification, flexible policy definition and enforcement, precise rate control, application-based response-time measurement, high-performance packet engines and scaleable configuration. We have tied together these technologies with an easy-to-use, web browser interface in order to insulate the end user from the sophistication of the underlying technology and to allow them to derive the benefits of the technology with minimal effort.

Sophisticated Traffic Discovery and Classification

      The ability to automatically detect and classify an extensive collection of applications and protocols differentiates PacketShaper from other bandwidth management technologies. Sophisticated traffic classification is crucial to understand network congestion and to target appropriate bandwidth-allocation policies. Network software or devices that claim QoS features typically offer rudimentary solutions because they can identify traffic based only on protocol type or port numbers. This approach limits application-specific QoS capabilities because these products do not recognize the detailed information required to make intelligent classification decisions. PacketShaper discovers and classifies traffic by focusing on content and applications where value to the end user lies.

      Relying only on more basic protocols to classify traffic prevents network managers from discovering important traffic trends and limits policy-setting. Sophisticated traffic types such as voice calls over networks based on Internet Protocol, or VoIP, Oracle 8, TN3270, Citrix, and Microsoft DCOM cannot be identified using rudimentary traffic classification schemes. PacketShaper identifies traffic markers, detects changing, or dynamic, port assignments and tracks transactions with changing port assignments. This sophisticated traffic classification allows network managers to set policies and control the traffic related to an individual application, session, client, server or traffic type. PacketShaper permits a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. For example, noncritical applications such as web browsing and PointCast and mission-critical applications such as PeopleSoft e7.5 and critical web sites are all assigned to the same TCP port number on a network but can be individually classified using PacketShaper.

      PacketShaper needs no assistance from network managers to automatically detect and identify over 150 traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can define proprietary applications so that their traffic can be recognized and reported. Our PacketShaper technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We continuously enhance PacketShaper's classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria -- for example, Oracle traffic to or from a particular database. The PacketShaper automatically classifies over 200 different traffic types, some of which are listed below. The traffic types are named either with their associated protocol or application and are grouped according to the class of application which generated that traffic. Each traffic type has an associated protocol which allows it to be recognized on the network.



CLIENT/SERVER   DIRECTORY     E-MAIL      FILE           INTERNET    LEGACY LAN
-------------   SERVICES      ------      SERVER         --------    AND NON-IP
                ---------                 ------                     ----------
Baan                           biff                      ActiveX
CORBA           CRS           cc:MAIL     Lockd          FTP         AppleTalk
FileMaker Pro   DHCP          Indent      NetBIOS-IP     Gopher      AFP
FIX             DNS           IMAP        NFS            HTTP        CU-Dev
Lotus Notes     DPA           MS DCOM     Netware 5      IPv6        DECnet
MS DCOM         Finger       (Exchange)   SLP            IRC         DLS
MS SQL          LDAP          MSSQ                       ISAKMP      IPX
Oracle          RADIUS        POP3                       Kerberos    FNA
Oracle 8i       rwho          SMTP        GAMING         NNTP        LAT
SMS             LDAP                      SYSTEMS        SOCKS       NetBEUI
                                          -------
Sun RPC         TACACS                    Doom           SSH         SNA
                whois                     Kali           SSL
                WINS                      Quake          TFTP        MESSAGING
                                                                     ---------
                                          Quake II TCP   UDP         Groupwise
                                          Quake II UDP   UUCP        Yahoo Msg

NETWORK         PRINT       ROUTING       SESSION      STREAMING     VOICE OVER
MANAGEMENT      -----       -------       -------      MEDIA         ----------
PROTOCOL        LPR         AURP          Citrix       -----         Clarent CC
----------      TN3287      BGP           OpenConnect  MPEG          CUSeeMe
  Cisco         TN5250p     CBT           PCAnywhere   NetShow       H.323
    Discovery               DRP           RDP          RealAudio     I-Phone
ICMP            PUSH        EGP           rlogin       RTSP          Micom VIP
NTP             ----
REXEC           Backweb     EIGRP         Telnet       Shoutcast     RTCP
SNMP            Marimba     IGMP          Timbuktu     Streamworks   RTP
SYSLOG          PointCast   OSPF          TN3270       WindowsMedia  T.120
                            OSI           TN5250                     VDOPhone
                            PIM           Xwindows     TUNNELING
                                                       ---------
                            RARP                       DLS
                            RIP                        GRE
                            Spanning Tree              IPSEC
                                                       L2TP
                                                       RC5DES
                                                       PPTP


Flexible Policy Definition and Enforcement

      PacketShaper provides network managers flexible tools to tailor solutions for different applications or traffic types. Unlike queuing-based approaches, PacketShaper allows network managers to do more than just prioritize one traffic type over another. Our policy features offer the flexibility required to tune bandwidth to specific applications and dynamically utilize available bandwidth. Our policy features may be used individually or in conjunction with each other. PacketShaper policy features include:

      - Per-session rate policies. These policies enable network managers to limit or guarantee bandwidth to each individual session of an application's traffic. Per-session policies allocate each session an appropriate amount of bandwidth and prevent one large session from inappropriately impacting others. Network managers specify a minimum-guaranteed rate and allow the session scaled access to additional available bandwidth. For example, a bandwidth cap for traffic prevents web browsers from competing for bandwidth required by mission-critical applications. Likewise, a guaranteed rate for audio or video streams ensures that they are not interrupted by traffic that tends to consume any available bandwidth.

      - Partitions. Partitions allow the creation of a separate, exclusive channel within a WAN access link. Partitions represent aggregate bandwidth minimums or maximums governing how much of the network can be used by a single application or traffic category. Partitions can be fixed, creating dedicated virtual circuits, or burstable, creating virtual circuits whose unused bandwidth can be shared.

      - Priority policies. Priorities may be assigned to each application or traffic category. Eight priority levels are available. Priority policies are ideal for traffic that does not burst, non-IP traffic and traffic characterized by small, high-priority flows.

      - Admission-control policies. Admission control determines the response if a bandwidth guarantee cannot be satisfied. Network managers may choose to deny access, accommodate an additional user with less than guaranteed performance, or, for web requests, redirect the request to another server. For example, if an online streaming-video service suffers a high- demand period and all available bandwidth is consumed, an admission-control policy could present a web page explaining that resources are busy. This allows a maximum number of users to receive a targeted service quality without degradation as new users seek to access the service.

      - Discard and never-admit policies. These policies intentionally block traffic. Discard policies toss packets without sending feedback to the sender. Never-admit policies are similar to discard policies except that the policy informs the sender that service is blocked.

Precise Rate Control

      One of TCP/IP's primary weaknesses is an inability to guarantee QoS. Unlike systems network architecture, or SNA, and asynchronous transfer mode, or ATM, protocols, which have an embedded concept of rate, TCP/IP's attempts to consume all available bandwidth conflict with the goal of predictable, consistent, mission-critical application performance. PacketShaper's standards-based TCP rate control technology overcomes TCP/IP's shortcomings by proactively preventing congestion on both inbound and outbound flows and increasing overall network throughput. Rather than discarding packets from a congested queue, TCP rate control paces packet delivery to prevent congestion. Rate control uses the remote user's access speed and real-time network latency to calculate the optimal transmission speed. Evenly paced packet transmissions, instead of packet bursts which consume all available bandwidth, yield significant efficiency gains in the network. TCP rate control is a proactive and precise way to increase network efficiency by avoiding retransmissions and packet loss and creates a smooth, even flow rate that maximizes throughput. By employing TCP rate control, PacketShaper manages the majority of traffic at the access link before network congestion occurs.

      For non-TCP based traffic, such as UDP, alternative rate-based management techniques must be implemented. Typically UDP does not rely on acknowledgments to signal successful receipt of data, and it therefore offers no means for flow control. By directly controlling other TCP flows, however, PacketShaper effectively makes bandwidth available for UDP flows. The combination of per flow rate scheduling and explicit delay bounds removes latency and variability, or jitter, for the UDP flows traversing the WAN access link.

      For example, VoIP is a UDP-based application that is particularly latency-sensitive, requiring packets to be evenly spaced to eliminate jitter. PacketShaper enhances VoIP performance in two ways. First, PacketShaper manages competing traffic by using rate control to constrain bursty TCP traffic. In addition, a rate policy for VoIP gives a minimum bandwidth guarantee to each flow, ensuring that each voice stream gets the bandwidth it needs for predictable performance. When there is a lull in the conversation, any unused bandwidth is re-allocated to other traffic.

Application-Based Response-Time Measurement

      PacketShaper's position in the enterprise network -- monitoring and controlling all the traffic that passes -- gives it an opportunity to provide accurate response-time measurements. Because it already handles and classifies every packet, PacketShaper can easily calculate the time traffic spends traveling between a client and a server and the time used by the server itself.

      PacketShaper breaks each response-time measurement into network delay, the time spent in transit, and server delay, the time the server used to process the request. It can highlight clients and servers with the slowest performance. PacketShaper allows network managers to set acceptability standards and then track whether performance adheres to the standards.

High-Performance Packet Engines

      Sophisticated classification and control of high-speed traffic must be accomplished in an efficient manner. Adding significant delay in the process of managing traffic flows would negate the resulting performance improvements. Packeteer has developed expertise in the development of high-speed, software-based packet engines running on real-time operating systems that can efficiently process thousands of simultaneous high-speed connections with minimal delay. This core-engine software technology scales to take advantage of ever-increasing microprocessor performance to manage faster access links.

Scaleable Configuration

      Large deployments require tools to ease the process of updating tens or hundreds of PacketShapers that are distributed throughout the network. To address these requirements, PacketShaper offers its own features, aligns with industry standards and integrates with third-party tools.

      For example, PacketShaper's Group Configuration Service is a feature in the form of a web-based tool that network managers use to configure and deploy large PacketShaper installations. As another example, PacketShaper can access a lightweight directory access protocol, or LDAP, which is a networking industry standard, to enable centralized management of data such as lists of IP addresses. Finally, PacketShaper is accessible from within HP OpenView, a Hewlett-Packard developed tool for network management.

CUSTOMERS

      We sell all of our products through indirect channel partners. The following is a representative list of our indirect channel partners by geographic region:



                                            EUROPE, AFRICA
    NORTH AND SOUTH AMERICA              AND THE MIDDLE EAST                        ASIA
--------------------------------   --------------------------------   --------------------------------
AmeriNet, Inc.                     Activis, Ltd.                      AsiaSoft HK Ltd.
Alternative Technology             ADAnet IIS                         Datacraft Asia Ltd.
Bay Data Consultants               Alcatel                            Kanematsu USA, Inc.
Comdisco Computer Corp.            Antea Consulting                   Lan Systems Pty Ltd.
Compaq Computer Corp.              Data Construction                  Macnica, Inc.
Data Transit                       Iperformances                      Nissho Electronics Corporation
DTM Corporation                    Logical Networks Plc               Teledata (Singapore) Ltd.
Ernst & Young, LLP                 ME Networks AG                     Unitech Computer Systems Limited
M-13                               MIEL
MicroVisions


NCA (Network                       Persetel PQ Client Computing
  Computing Architects, Inc.)      Telemation AG & Co Netzwerke
NETPLEX Systems, Inc.              Wang Holdings Netherlands B.V.
NETsource
Ocean Systems Engineer/ITI
(OSEC)
SE Technologies, Inc.
Solunet, Inc.
ThinApse Corp
Trivalent LAN Concepts, Inc.
Unisys Corp. through LACD
Williams Telecommunications

     The following is a representative list of end users that have deployed multiple PacketShapers:



                            ENTERPRISES                                      SERVICE PROVIDERS
-------------------------------------------------------------------   --------------------------------

American Bottling Company          Mitchell International, Inc.       BIGLOBE
Autodesk, Inc.                     Motorola, Inc.                     British Telecommunications PLC
Borden Chemical Inc.               Northwestern Mutual Life           Cypress Communications
Boy Scouts of America                Insurance Company                NTT Corporation
Cytec Industries Inc.              Shell                              SONERA Technologies
Domino's Pizza, Inc.               Sony Pictures Entertainment        Telefonica de Espana
EDS                                Staley/Tate & Lyle North America   Verio Inc.
Grant Thornton International       Standard & Poor's
Hoechst Marion Roussel AG          Transamerica Corporation
Hewlett-Packard Company            Unilever N.V.




      In 1999, no one customer accounted for more than 10% of total net revenues. In 1998, sales to Macnica accounted for 12% of total net revenues. Sales to the top 10 indirect channel partners accounted for 37% and 45% of total net revenues for the years ended December 31, 1999 and 1998, respectively.

      Sales to customers outside of North America constituted 55% and 55% of total net revenues for the years ended December 31, 1999 and 1998, respectively.

      The following representative case studies of three of our current customers illustrate how some of our customers have deployed our products:

      Autodesk. Autodesk is a leading supplier of PC design software and multimedia tools used for a wide range of design, engineering, mapping and design-visualization purposes. Autodesk sought to reduce spending on expensive international WAN connections to its worldwide offices, as well as to ensure predictable performance for mission-critical applications such as SAP, Citrix WinFrame and Microsoft Outlook. Before installing PacketShaper, Autodesk required two permanent virtual circuits, or PVCs, for each of its hub locations: one for mission-critical applications and another for secondary traffic such as file transfers. Using PacketShaper, Autodesk was able to consolidate its network traffic, simplify its network management, reduce its PVC requirements by half, and realize cost savings and efficiency by not maintaining additional network infrastructure.

      Domino's Pizza. Domino's Pizza is a leader in pizza delivery. When Domino's purchased a new order-processing application from PeopleSoft, it sought to ensure that appropriate bandwidth would be available on its corporate network while preserving performance for other important traffic such as IPX, which is used for access to network directory services. Using PacketShaper, Domino's was able to identify the different types of traffic on its network, including traffic types it had not previously known were consuming bandwidth. Network managers defined bandwidth-allocation policies to enable PeopleSoft performance, protect other mission-critical applications, and reduce bandwidth for non-urgent traffic during times of contention.

      Hoechst Marion Roussel. Hoechst Marion Roussel, or HMR, is a leading pharmaceutical company with operations worldwide. When HMR began deploying SAP R/3 in its Latin American operations to support mission-critical financial management, manufacturing and sales functions, they found SAP R/3 competed for network bandwidth with Microsoft Exchange. Adding more bandwidth was not an effective solution because TCP/IP applications, such as Microsoft Exchange, attempt to consume all of the available bandwidth on a network, leaving other applications with inadequate bandwidth to perform properly. WAN bandwidth is also very expensive in Latin America. Packeteer's TCP rate control technology enabled HMR to manage their Microsoft Exchange traffic by setting appropriate bandwidth policies for several applications and enabling SAP R/3 to perform even during heavy network congestion. The easily deployable nature and remote management capabilities of Packeteer's solution enabled HMR to deploy PacketShapers in multiple sites where technical resources were scarce.

MANUFACTURING

      We outsource our manufacturing, including warranty repair, to two contract manufacturers. PEMSTAR, located in San Jose, California, manufactures our PacketShaper 1000 and 2000, and Sanmina, located in San Jose, California, manufactures our PacketShaper 4000. The manufacturing processes and procedures for both of these manufacturers are ISO 9002 certified. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand.

      We design and develop the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in is performed by our contract manufacturers using tests and automated testing equipment that we specify. We also use inspection testing and statistical process controls to assure the quality and reliability of our products.

      We use a rolling seven-month forecast based on anticipated product orders to determine our material requirements. Lead times for the materials and components we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We submit purchase orders for quantities requested within 90 days. PEMSTAR, Sanmina or Packeteer may terminate the contract without cause at any time. At that time the terminating party must honor all open purchase orders.

MARKETING AND SALES

      We target our marketing and sales efforts at enterprises and service providers. Marketing and sales activities focus on reaching the corporate application network managers responsible for the performance of mission-critical applications in the enterprise. They also focus on reaching service providers that provide valued-added service offerings, such as web hosting, application outsourcing and application service-level management.

      Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our application-adaptive bandwidth management solutions. Our marketing efforts include the following:

      - publication of technical and educational articles in industry magazines;

      -     public speaking opportunities;

      -     web site-based communication and promotion;

      -     industry tradeshows, technical conferences and technology seminars;
            and

      -     advertising, direct mail and public relations.

      We classify our distribution channels in the following three categories:


      - Solution Partners. We have established an indirect distribution channel which is comprised of a network of over 100 VARs, distributors and systems integrators that sell our solutions in over 50 countries. These solution partners sell PacketShapers and other products that are complementary to our application-adaptive bandwidth management solution.


      - Technology Partners. Technology partners are OEMs and companies with whom we have established joint development relationships. These partners license our PacketWise software for integration into their networking products. For example, we established a relationship with Hewlett-Packard to enhance HP OpenView so that PacketShaper can be managed through its interface.



      - Alliance Partners. We have developed a marketing alliance program to establish new marketing relationships, as well as enhance existing relationships, with hardware, software and systems vendors. We believe that we can build brand awareness by working with alliance partners to identify the needs of specific customer environments. For example, we formed an alliance with Citrix to identify and enhance the performance of individual applications within the Citrix MetaFrame and WinFrame environments and an alliance with Clarent Corporation to identify and enhance the quality of their VoIP applications. We work with alliance partners on various joint marketing initiatives, including product literature, direct mailings and seminars. Some of these partners include Great Plains, Sales Logix and Attachmate.


      As of December 31, 1999, our worldwide sales and marketing organization consisted of 60 individuals, including managers, sales representatives and technical and administrative support personnel. We have ten domestic sales offices located in Bedminster, New Jersey; Chicago, Illinois; Cupertino and San Diego, California; Dallas, Irving and Grapevine, Texas; Fall River, Massachusetts; Duluth, Georgia; and Tacoma, Washington. In addition, we have four international sales offices located in Hong Kong; Sydney, Australia; Tokyo, Japan; and Waddinxveen, The Netherlands.

      We believe there is a strong international market for our bandwidth management solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of North America accounted for 55% and 55% of our total net revenues in 1999 and 1998, respectively. In addition, sales to Asia Pacific accounted for 26% and 31% of our total net revenues in 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

      As of December 31, 1999, our research and development organization consisted of 30 employees, each with expertise in a different area of our software: core engineering, classification, configuration and reporting management, user interface and platform engineering. Since inception, we have focused our research and development efforts on developing and enhancing our application-adaptive bandwidth management solutions.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

      Our customer service and support organization provides both product maintenance and technical support services. Our technical support staff is strategically located in five regional service centers: California, Hong Kong, Japan, Australia and The Netherlands. Our indirect channel partners offer similar support services for all of our products they sell. These services are typically sold as a one-year contract to our resellers and end users. These services are not provided without a maintenance contract.

COMPETITION

      We compete in a new, rapidly evolving and highly competitive sector of the Internet application infrastructure system market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco, CheckPoint and several small private companies which sell products that utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.

      We believe the principal competitive factors in the bandwidth management solutions market are:

      -     expertise and in-depth knowledge of applications;

      -     timeliness of new product introductions;

      - ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

      - ability to ensure end-user performance in addition to aggregate performance of the WAN access link;

      -     compatibility with industry standards;

      -     products that do not increase latency and packet loss;

      -     size and scope of distribution network;

      -     brand name; and

      -     access to customers and size of installed customer base.

INTELLECTUAL PROPERTY

      We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have three issued U.S. patents and nine pending patent applications including one for which we have received a notice of allowance. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

      From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the application-adaptive bandwidth management market grows and the functionality of products overlaps. The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. Licenses may not be available from any third party that asserts intellectual property claims against us on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

EMPLOYEES

      As of December 31, 1999, Packeteer employed a total of 107 full-time employees. Of the total number of employees, 30 were in research and development, 47 in sales and customer service, 13 in marketing, 3 in operations and 14 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

ITEM 2.    PROPERTIES

      We lease approximately 35,963 square feet of administrative and research and development facilities in Cupertino, California. We believe our current facilities will be sufficient to handle our operations for at least the next 12 months. We believe that future growth can be accommodated by obtaining the necessary additional space. Packeteer leases sales offices in the following locations: Duluth, Georgia; Bedminster, New Jersey; Dallas, Texas; Tacoma, Washington; Sydney, Australia; Hong Kong; Tokyo, Japan; and Waddinxveen, The Netherlands.

ITEM 3.    LEGAL PROCEEDINGS

      We have no material legal proceedings threatened or pending.


ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock has been quoted on the Nasdaq National Market under the symbol "PKTR" since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

      As of February 29, 2000, there were approximately 1,179 holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.



                                                                 High         Low
                                                               -------      ------
          Fiscal 1999:
          Third Quarter (from July 28, 1999)..............     $ 56.50      $21.13
          Fourth Quarter..................................       75.38       29.75


ITEM 6.    SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Packeteer, Inc. and the Notes thereto included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                                    PERIOD FROM
                                                    YEARS ENDED DECEMBER 31,      JAN. 25, 1996
                                                   -------------------------     (INCEPTION) TO
                                                     1999      1998     1997      DEC. 31, 1996
                                                   ------    ------   ------     --------------
                                                        (in thousands,
                                                     except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues:
  Product revenues...........................     $ 16,824   $ 7,105   $ 1,413       $    --
  Licensing revenues.........................        1,617       125        --            --
                                                  --------   -------   -------       -------
       Total net revenues....................       18,441     7,230     1,413            --
Cost of revenues.............................        5,286     2,386       457            --
                                                  --------   -------   -------       -------
Gross profit.................................       13,155     4,844       956            --
Operating expenses:
  Research and development...................        5,164     2,779     2,932           725
  Sales and marketing........................       13,737     8,866     3,210           349
  General and administrative.................        2,936     1,750       934           238
  Amortization of stock-based compensation...        3,088       537        --            --
                                                  --------   -------   -------       -------
       Total operating expenses..............       24,925    13,932     7,076         1,312
                                                  --------   -------   -------       -------
Net loss from operations.....................      (11,770)   (9,088)   (6,120)       (1,312)
Interest and other income....................        1,757       367       238            75
Interest and other expense...................         (863)      (78)      (27)           --
                                                  --------   -------   -------       -------
Net loss.....................................     $(10,876)  $(8,799)  $(5,909)      $(1,237)
                                                  ========   =======   =======       =======
Basic and diluted net loss per share.........     $  (0.71)  $ (1.54)  $ (1.82)      $ (1.28)
                                                  ========   =======   =======       =======
Shares used in computing basic and diluted
  net loss per share.(1) ....................       15,343     5,709     3,253           965
                                                  ========   =======   =======       =======


                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                            1999      1998       1997     1996
                                                           ------    ------     ------   ------
                                                                      (in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and investments...................  $65,158   $4,477     $2,416   $4,255
Working capital..........................................   51,285    3,501      2,611    4,077
Total assets.............................................   71,106    8,570      4,935    4,453
Long-term obligations....................................      839      739        356       --
Total stockholders' equity...............................   59,120    3,759      2,804    4,251


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in the section titled "Factors Affecting Operating Results" set forth below.


OVERVIEW

      Packeteer is a leading provider of Internet application infrastructure systems designed to enable businesses and service providers to ensure the quality of experience for networked applications and application services. Packeteer's advanced PacketWise software, the foundation of the Company's innovative PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management.

Packeteer's products are deployed today by leading companies and service providers through an established network of more than 100 VARs, distributors and system integrators in more than 50 countries. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We have subsidiaries in Hong Kong, Japan and The Netherlands.

      We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product, the PacketShaper 2000, in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. We began shipments of the PacketShaper 1000 and 4000 in October 1997. Since inception, we have incurred significant losses and as of December 31, 1999, had an accumulated deficit of $26.8 million.

     In order to further the growth of our business, we sold 4,600,000 shares of common stock in our initial public offering on July 28, 1999, which raised approximately $62.6 million net of fees and expenses.

      We sell our products worldwide exclusively through VARs, distributors, systems integrators and OEMs. We use indirect channels to leverage the reach of our sales force to obtain worldwide coverage. Our sales force and marketing efforts are used to develop brand awareness and support our indirect channels.

      We have a limited operating history. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability.


RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues. These historical operating results are not necessarily indicative of the results for any future period.

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                        1999      1998      1997
                                                        ----      ----      ----
Net revenues:

  Product revenues..................................      91%       98%      100%
  Licensing revenues................................       9         2        --
                                                        ----      ----      ----
       Total net revenues...........................     100       100       100
Cost of revenues....................................      29        33        32
                                                        ----      ----      ----
Gross margin........................................      71        67        68
Operating expenses:
  Research and development..........................      28        38       208
  Sales and marketing...............................      74       123       227
  General and administrative........................      16        24        66
  Amortization of stock-based compensation..........      17         8        --
                                                        ----      ----      ----
       Total operating expenses.....................     135       193       501
                                                        ----      ----      ----
Net loss from operations............................     (64)     (126)     (433)
Interest and other income...........................      10         5        17
Interest and other expense..........................      (5)       (1)       (2)
                                                        -----     -----     -----
Net loss............................................     (59)%    (122)%    (418)%
                                                        ======    ======    ======


Total net revenues

      Our total net revenues consist primarily of product sales and, to a lesser extent, licensing fees from OEM partners. Our product revenues consist of sales of our PacketShaper family of products. We recognize product revenues once the customer issues a noncancelable purchase order and the product has been shipped to the customer. Maintenance revenue is deferred and amortized over the period of the contract. Service revenue is recognized as the services are performed. Maintenance and service revenues to date have not been significant. We routinely analyze and provide, as necessary, reserves at the time of shipment for product returns and allowances. We have estimated these reserves based on our experience and other available information since we began shipping. These amounts have not been significant to date. Our ability to estimate these reserves is limited to the short history we have of shipping products. Our licensing revenues currently consist of licensing fees and royalty payments from unit sales of OEM products that incorporate our technology. We recognize OEM license fees, which include post-contract customer support, when the software has been shipped to the customer, the fees are fixed and determinable and there is evidence of the fair value of the post-contract customer support. When sufficient evidence of fair value of post-contract customer support is not available, revenues are recognized ratably over the support period. When we do not have sufficient evidence of fair value of post-contract customer support for our OEM license arrangements, we recognize the revenues for these arrangements over the support period.

      Total net revenues increased to $18.4 million in fiscal 1999 from $7.2 million in fiscal 1998 and from $1.4 million in fiscal 1997. Product revenues increased to $16.8 million in fiscal 1999 from $7.1 million in fiscal 1998 and $1.4 million in fiscal 1997 due to the increased number of units sold as a result of increased channel and market development and product acceptance. Licensing revenues increased to $1.6 million in fiscal 1999 from $125,000 in fiscal 1998 and $0 in fiscal 1997. These increases were due to license and royalty revenues from the ADC Telecommunications and Adtran agreements.

     In fiscal 1999, no one customer accounted for more than 10% of total net revenues. In fiscal 1998, sales to Macnica accounted for 12% of total net revenues. Sales to the top 10 indirect channel partners accounted for 37% and 45% of total net revenues for fiscal 1999 and fiscal 1998, respectively. See
Note 9 of the Notes to Consolidated Financial Statements.

Cost of revenues

      Our cost of revenues consist primarily of the cost of finished products purchased from our two turnkey manufacturers, documentation and other overhead costs. We outsource the manufacturing of the PacketShaper 1000 and PacketShaper 2000 to PEMSTAR and the PacketShaper 4000 to Sanmina. Our cost of revenues increased to $5.3 million in fiscal 1999 from $2.4 million in fiscal 1998 and $457,000 in fiscal

1997. The cost of revenues represented 29%, 33% and 32% of total net revenues in fiscal 1999, 1998 and 1997, respectively. The percentage decrease from fiscal 1998 to fiscal 1999 was due to increased economies of scale and reductions in manufacturing costs. The percentage increase from fiscal 1997 to fiscal 1998 was due to increases in manufacturing costs.

Research and development

      Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper family of products and PacketWise software. Research and development expenses increased to $5.2 million in fiscal 1999 from $2.8 million in fiscal 1998 and $2.9 million in fiscal 1997. The increase in research and development expenses from fiscal 1998 to fiscal 1999 was due to increases in personnel, consulting and related overhead costs. The decrease in research and development expenses from fiscal 1997 to fiscal 1998 was due to reduced design, development and prototype expenses partially offset by increases in staffing and related personnel costs. Research and development expenses represented 28%, 38% and 208% of total net revenues in fiscal 1999, 1998 and 1997, respectively. These percentage decreases were primarily due to increased total net revenues.

      As of December 31, 1999, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We expect these absolute dollar expenses to increase in the future as we continue to develop new products and enhance existing products.

Sales and marketing

      Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $13.7 million in fiscal 1999 from $8.9 million in fiscal 1998 and $3.2 million in fiscal 1997. The increases in both fiscal 1999 and fiscal 1998 reflected the hiring of additional personnel in connection with building our sales force, and channel and increased marketing activities. Sales and marketing expenses represented 75%, 123% and 227% of total net revenues for fiscal 1999, 1998 and 1997, respectively. These percentage decreases were due to increased total net revenues. We intend to pursue sales and marketing campaigns aggressively and therefore expect our absolute dollar expenses to increase in the future.

General and administrative

      General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $2.9 million in fiscal 1999 from $1.8 million in fiscal 1998 and $934,000 in fiscal 1997. General and administrative expenses represented 16%, 24% and 66% of total net revenues for fiscal 1999, 1998 and 1997, respectively. These percentage decreases were primarily due to increased net revenues. As we add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.

Stock based compensation

      Amortization of stock-based compensation resulted from the granting of stock options to employees and consultants with exercise prices per share determined to be below the deemed fair value per share of our common stock on the dates of grant for financial reporting purposes. The stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $3.1 million and $537,000 in fiscal 1999 and 1998, respectively, leaving $2.1 million to be amortized in future periods.

Interest and other income

      Interest and other income consists primarily of interest income on our cash and investments. Interest and other income totaled $1.8 million, $367,000 and $238,000 for fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 relates to interest income on proceeds from our initial public offering in July 1999.

Interest and other expense

      Interest and other expense consists of interest expense related to our line of credit, debt and capital lease obligations. Interest and other expense totaled $863,000, $78,000 and $27,000 for fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 relates to increased interest charges on our line of credit, debt and capital lease obligations.

Income tax provision

      Since inception, we have incurred net operating losses for federal and state purposes and have not recognized any tax provision or benefit. As of December 31, 1999, we had net operating loss carryforwards of approximately $23.6 million and $14.6 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire beginning 2005 through 2019. Federal and state laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in our ownership that constitutes an "ownership change", as defined in Section 382 of the Internal Revenue Code. If we have an ownership change, the ability to utilize the stated carryforwards could be significantly reduced. See Note 7 of Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and capital equipment leasing. Cash, cash equivalents and investments totaled $65.2 million at December 31, 1999, an increase of $60.7 million from $4.5 million at December 31, 1998. The increase is due to the sale of common stock in our initial public offering in fiscal year 1999 and debt financing, partially offset by cash used in operations. Cash used in operating activities in 1999 was $5.9 million, a decrease of $1.1 million from $7.0 million in cash used in operating activities in 1998.

      We have a lease to finance the acquisition of computer software and hardware, and furniture. Our original lease agreement was extended and expired as of November 1999. As of December 31, 1999, approximately $1.1 million was outstanding under capital lease obligations related to this original lease agreement. We have negotiated a new lease agreement that expires on November 30, 2000. The new lease agreement was unused as of December 31, 1999 and has a capacity of $1.5 million. We have a revolving credit facility against accounts receivable which provided borrowings of up to $3.0 million and expired on January 10, 2000. We have negotiated a renewal for the credit facility that will provide borrowings of up to $5.0 million and will expire on January 9, 2001. Borrowings under this credit facility bear interest at the prime rate, which was 8.5% as of December 31, 1999, are due upon demand and are secured by substantially all of our assets. At December 31, 1999, we had borrowed $1.9 million against our credit facility.

      We also entered into subordinated loan and security agreements in January 1999 and May 1999. Borrowings under each of these agreements were $2.5 million (for an aggregate amount of $5.0 million borrowed), bear interest at a rate of 12.25% and 12.76% per annum, respectively, and are secured by all of our tangible assets. In August 1999, we repaid the $2.5 million borrowed under the subordinated loan under the January 1999 agreement. At December 31, 1999, $2.5 million remained outstanding on the May 1999 agreement.

      We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents, investments and cash generated from operations and available borrowings under our credit facilities, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future.

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, the date code field needed to be expanded to 4 digits. As a result, many companies' software and computer systems were upgraded or replaced in order to comply with these year 2000 requirements. The use of software and computer systems that are not year 2000 compliant could have resulted in system failures or miscalculations resulting in disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

      To date, we have not suffered any disruptions in our computer systems or software when the expanded date code field was first used on January 1, 2000. In addition, to date, we have not been made aware that any third-party systems we rely on, the manufacturing systems of our vendors or the systems our customers use to order our services have suffered disruptions in their systems.

      To date, we have spent approximately $50,000 on year 2000 compliance. At this time, we do not expect to incur future expenditures relating to year 2000 compliance matters.



                                  RISK FACTORS

      You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

     We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $5.9 million in 1997, $8.8 million in 1998 and $10.9 million in 1999. As of December 31, 1999, we had an accumulated deficit of $26.8 million. Although our revenues have grown in recent quarters, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

     In the past, we have experienced fluctuations in operating results. For example, gross margin decreased from 69.6% for the three months ended December 31, 1997 to 61.8% for the three months ended March 31, 1998, primarily due to variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products, increased personnel expenses and costs associated with a facilities move. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our annual operating results.

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

THE PACKETSHAPER FAMILY OF PRODUCTS, WHICH INCLUDES THE APPVANTAGE MODELS AND PACKETWISE SOFTWARE ARE CURRENTLY OUR ONLY PRODUCTS, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

      All of our current revenues and a significant portion of our future growth depends on the commercial success of our PacketShaper family of products and PacketWise software, which are the only products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the PacketShaper family of products or PacketWise software, our revenues will not grow significantly.

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

      The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54.7% of our total net revenues in 1998 and 54.9% of our total net revenues in 1999. In particular, sales to customers in our Asia Pacific region accounted for 31.0% of our total net revenues in 1998 and 26.0% of our total net revenues in 1999. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO MACNICA OR OUR OTHER LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. No one customer accounted for more than 10% of total net revenues in 1999.
Sales to Macnica, Inc. accounted for 12% of our total net revenues in 1998. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

      Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. We currently have a small indirect channel partner and end-user service and support organization and will need to increase our staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel.

      Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our personnel. We currently maintain "key person" life insurance on Craig W. Elliott, our chief executive officer, Robert L. Packer, our chief technology officer, and Brett D. Galloway, our vice president of engineering and chief operating officer. The loss of the services of any of our senior management could negatively impact our ability to carry out our business plan.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND WHO HAVE SIGNIFICANTLY GREATER RESOURCES THAN OUR COMPANY

      We compete in a new, rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc. and CheckPoint Software Technologies Ltd., which sell products incorporating competing technologies. We also compete with several small private companies which utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT WE FIND AFTER THE PRODUCTS HAVE BEEN SOLD, WHICH COULD NEGATIVELY AFFECT OUR REVENUES, THE MARKET ACCEPTANCE OF OUR PRODUCTS AND INCREASE OUR COSTS

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

      Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have three issued U.S. patents and nine pending patent applications including one for which we have received a notice of allowance. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

      We currently anticipate that our existing cash and investment balances and available line of credit will be sufficient to meet our liquidity needs for the forseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO CONTROL ALL MATTERS REQUIRING STOCKHOLDER APPROVAL INCLUDING DELAYING OR PREVENTING A CHANGE IN OUR CORPORATE CONTROL

      Our executive officers and directors and their affiliates together control approximately 54.0% of the outstanding common stock as of December 31, 1999. As a result, these stockholders, if they act together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Packeteer, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Packeteer and might affect the market price of our common stock.

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF PACKETEER MORE DIFFICULT, WHICH COULD LOWER THE MARKET PRICE OF THE COMMON STOCK

      Our corporate documents and Section 203 of the Delaware General Corporation Law could discourage, delay or prevent a third party or a significant stockholder from acquiring control of Packeteer. In addition, provisions of our certificate of incorporation may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving Packeteer. Any of these anti-takeover provisions could lower the market price of the common stock and could deprive our stockholders of the opportunity to receive a premium for their common stock that they might otherwise receive from the sale of Packeteer.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

Fixed Income Investments

      Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

      Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents;

 investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our investment portfolio. The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates.

                                                          December 31, 1999        December 31, 1998
                                                       ----------------------    ----------------------
                                                                    WEIGHTED-                 WEIGHTED-
                                                                    AVERAGE                   AVERAGE
                                                        CARRYING    INTEREST      CARRYING    INTEREST
                                                         AMOUNT       RATE         AMOUNT        RATE
                                                       ----------  ----------    ----------  ----------
Cash Equivalents:
Commercial paper, market auction preferred
  and medium-term notes, net of $2 and $0
  unrealized gain, as of December 31, 1999
  and 1998........................................       17,727       6.20%          2,389      5.58%

Short-term investments:
Commercial paper, corporate notes and bonds,
  and medium-term notes, net of $15 and $0
  of unrealized loss, as of December 31, 1999
  and 1998........................................       37,918       5.91%          1,927      5.80%

Long-term investments:
Corporate notes and medium-term notes, net of
  $45 and $0 of unrealized loss, as of
  December 31, 1999 and 1998......................        7,686       6.56%             --         --
                                                        -------                     ------
    Total investment securities...................      $63,331       6.07%         $4,316      5.68%
                                                        =======                     ======

Foreign Exchange

      We develop products in the United States and sell in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share data)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              --------------------
                                                                 1999       1998
                                                              ---------   --------
Current assets:
  Cash and cash equivalents.................................  $ 19,554   $  2,550
  Short-term investments....................................    37,918      1,927
  Accounts receivable, less allowance for doubtful accounts
    of $217, and $293, as of December 31, 1999 and 1998,         3,931      2,745
  Other receivables.........................................        35         39
  Inventories...............................................       523        188
  Prepaids and other current assets.........................       471        124
                                                               -------   --------
      Total current assets..................................    62,432      7,573
Property and equipment, net.................................       755        794
Long-term investments.......................................     7,686         --
Other assets................................................       233        203
                                                               -------   --------
      Total assets..........................................  $ 71,106   $  8,570
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $  1,890   $     --
  Current portion of capital lease obligations..............       339        215
  Current portion of note payable...........................     2,524         71
  Accounts payable..........................................     1,302      1,015
  Accrued compensation......................................     1,480        253
  Other accrued liabilities.................................     2,400      1,011
  Deferred revenue..........................................     1,212      1,507
                                                               -------   --------
      Total current liabilities.............................    11,147      4,072
Capital lease obligations, less current portion.............       763        570
Note payable, less current portion..........................        76        151
Other long-term liabilities.................................        --         18
                                                              --------   --------
      Total liabilities.....................................    11,986      4,811
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value;
    Authorized: 5,000 and 13,703 shares at
      December 31, 1999 and 1998, respectively;
    Issued and outstanding: none and 12,391 shares
      at December 31, 1999 and 1998, respectively...........        --         13
  Common stock, $0.001 par value;
    Authorized: 85,000 and 40,000 shares at
      December 31, 1999 and 1998, respectively;
    Issued and outstanding: 26,792 and 9,723 shares
      at December 31, 1999 and 1998, respectively...........        27         10
Additional paid-in capital..................................    88,848     20,924
Accumulated other comprehensive loss........................       (58)        --
Deferred compensation.......................................    (2,138)      (514)
Notes receivable from stockholders..........................      (738)      (729)
Accumulated deficit.........................................   (26,821)   (15,945)
                                                              --------   --------
      Total stockholders' equity............................    59,120      3,759
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 71,106   $  8,570
                                                              ========   ========


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                          YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                         1999       1998       1997
                                                     --------   --------   --------
Net revenues:
  Product revenues...............................    $ 16,824   $  7,105   $  1,413
  Licensing revenues.............................       1,617        125         --
                                                     --------   --------   --------
       Total net revenues........................      18,441      7,230      1,413
Cost of revenues.................................       5,286      2,386        457
                                                     --------   --------   --------
Gross profit.....................................      13,155      4,844        956
Operating expenses:
  Research and development, excluding amortization
    of stock-based compensation of $459, $86 and
    none for 1999, 1998 and 1997, respectively....      5,164      2,779      2,932
  Sales and marketing, excluding amortization
    of stock-based compensation of $2,184, $436,
    and none for 1999, 1998 and 1997,respectively      13,737      8,866      3,210
  General and administrative, excluding
    amortization of stock-based compensation of
    $445, $15, and none for 1999, 1998 and 1997,
    respectively.................................       2,936      1,750        934
Amortization of stock-based compensation.........       3,088        537         --
                                                     --------   --------   --------
       Total operating expenses..................      24,925     13,932      7,076
                                                     --------   --------   --------
Net loss from operations.........................     (11,770)    (9,088)    (6,120)
Interest and other income........................       1,757        367        238
Interest and other expense.......................        (863)       (78)       (27)
                                                     --------   --------   --------
Net loss.........................................    $(10,876)  $ (8,799)  $ (5,909)
                                                     ========   ========   ========
Basic and diluted net loss per share.............    $  (0.71)  $  (1.54)  $  (1.82)
                                                     ========   ========   ========
Shares used in computing basic and diluted
  net loss per share.............................      15,343      5,709      3,253
                                                     ========   ========   ========


          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                            Convertible                                            Accumulated
                          Preferred Stock   Common Stock  Additional                  Other
                          ---------------  --------------  Paid-in    Deferred    Comprehensive
                          Shares   Amount  Shares  Amount  Capital  Compensation      Loss
                          ------   ------  ------  ------  -------  ------------  -------------

Balances,
  December 31, 1996......  7,622    $   8   7,359   $   7   $5,498    $    --       $   --
Issuance of preferred
  stock..................  2,216        2      --      --    4,389         --           --
Issuance of common stock
  upon exercise of
  stock options..........     --       --   1,940       2      242         --           --
Repurchase of common
  stock..................     --       --    (318)     --      (10)        --           --
Issuance of warrants for
  preferred stock........     --       --      --      --       26         --           --
Net loss.................     --       --      --      --       --         --           --
                           -----      ---   -----     ---  -------     -------      ------
Balances as of
  December 31, 1997......  9,838       10   8,981       9   10,145         --           --
Issuance of preferred
  stock..................  2,553        3      --      --    9,105         --           --
Issuance of common stock
  upon exercise of
  stock options..........     --       --   1,042       1      619         --           --
Stock-based compensation
  to non-employees.......     --       --      --      --      269         --           --
Issuance of common stock
  upon exercise of stock
  purchase rights........     --       --       6      --        1         --           --
Repurchase of common
  stock..................     --       --    (306)     --      (40)        --           --
Issuance of warrants for
  preferred stock........     --       --      --      --       38         --           --
Repayment of notes
  receivable from
  stockholders...........     --       --      --      --       --         --           --
Deferred compensation
  related to stock option
  grants.................     --       --      --      --      787       (787)          --
Amortization of
  stock-based
  compensation...........     --       --      --      --       --        273           --
Net loss.................     --       --      --      --       --         --           --
                           -----      ---   -----     ---  -------     -------      ------
Balances as of
  December 31, 1998...... 12,391       13   9,723      10   20,924       (514)          --
Stock-based compensation
  to non-employees.......     --      --      --       --      798         --           --
Stock options granted to
  non-employees..........     --      --      --       --       42         --           --
Issuance of common stock
  upon exercise of stock
  options................     --      --      125      --      278         --           --
Issuance of common stock,
  net of issuance costs
  of $6,445..............     --      --    4,600       4   62,552         --           --
Conversion of preferred
  stock..................(12,391)    (13)  12,391      13       --         --           --
Repurchase of common
  stock..................     --      --     (103)     --      (28)        --           --
Issuance of warrants for
  preferred stock........     --      --       --      --      368         --           --
Issuance of common stock
  upon exercise of
  warrants, net..........     --      --       56      --       --         --           --
Repayments of notes
  receivable from
  stockholders...........     --      --       --      --       --         --           --
Deferred compensation
  related to stock option
  grants.................     --      --       --      --    3,914     (3,914)          --
Amortization of
  stock-based
  compensation...........     --      --       --      --       --      2,290           --

Comprehensive loss
  Net loss ..............
  Unrealized loss on
   investments...........                                                              (58)

Comprehensive loss ......

Net loss.................     --      --       --      --       --         --           --
                           -----      ---   -----     ---  -------    --------      ------
Balances as of
  December 31, 1999......     --     $--   26,792     $27  $88,848    $(2,138)         (58)
                           =====     ===   ======     ===  =======    =======       ======


                               Notes
                             Receivable
                                From      Accumulated   Comprehensive
                            Stockholders    Deficit         Loss         Total
                            ------------  -----------   -------------   --------
Balances,
  December 31, 1996......     $   (25)      $(1,237)                    $ 4,251
Issuance of preferred
  stock..................          --            --                       4,391
Issuance of common stock
  upon exercise of
  stock options..........        (195)           --                          49
Repurchase of common
  stock..................           6            --                          (4)
Issuance of warrants for
  preferred stock........          --            --                          26
Net loss.................          --        (5,909)                     (5,909)
                              -------       -------                     -------
Balances as of
  December 31, 1997......        (214)       (7,146)                      2,804
Issuance of preferred
  stock..................          --            --                       9,108
Issuance of common stock
  upon exercise of
  stock options..........        (568)           --                          52
Stock-based compensation
  to non-employees.......          --            --                         269
Issuance of common stock
  upon exercise of stock
  purchase rights........          --            --                           1
Repurchase of common
  stock..................          52            --                          12
Issuance of warrants for
  preferred stock........          --            --                          38
Repayment of notes
  receivable from
  stockholders...........           1            --                           1
Deferred compensation
  related to stock option
  grants.................          --            --                          --
Amortization of
  stock-based
  compensation...........          --            --                         273
Net loss.................          --        (8,799)                     (8,799)
                              -------       -------                     -------
Balances as of
  December 31, 1998......        (729)      (15,945)                      3,759
Stock-based compensation
  to non-employees.......          --            --                         798
Stock options granted to
  non-employees..........          --            --                          42
Issuance of common stock
  upon exercise of stock
  options................        (188)           --                          90
Issuance of common stock,
  net of issuance costs
  of $6,445..............          --            --                      62,556
Conversion of preferred
  stock..................          --            --                          --
Repurchase of common
  stock..................          28            --                          --
Issuance of warrants for
  preferred stock........          --            --                         368
Issuance of common stock
  upon exercise of
  warrants, net..........          --            --                          --
Repayments of notes
  receivable from
  stockholders...........         151            --                         151
Deferred compensation
  related to stock option
  grants.................          --            --                          --
Amortization of
  stock-based
  compensation...........          --            --                       2,290

Comprehensive loss
  Net loss...............          --            --     (10,876)
  Unrealized loss on
  investments............          --            --         (58)            (58)
                                                        -------
Comprehensive loss.......                               (10,934)
                                                        ========
Net loss.................          --       (10,876)                    (10,876)
                              -------       -------                     -------
Balances as of
  December 31, 1999......        (738)      (26,821)                     59,120
                              =======       =======                     =======



          See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                YEARS ENDED DECEMBER 31,
                                                             ----------------------------
                                                                1999      1998      1997
                                                             --------   -------   -------

Cash flows from operating activities:
  Net loss..........................................         $(10,876)  $(8,799)  $(5,909)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation....................................              747       215       261
    Allowance for doubtful accounts.................              (76)      305        37
    Amortization of deferred stock-based
      compensation..................................            3,088       542        --
    Issuance of stock purchase rights...............               42        38        26
    Amortization of deferred interest...............              340        --        --
    Changes in operating assets and liabilities:
      Accounts receivable...........................           (1,110)   (2,329)     (758)
      Other receivables.............................                4       724      (764)
      Inventories...................................             (335)      175      (356)
      Prepaids and other current assets.............             (347)       --      (106)
      Accounts payable..............................              287      (318)    1,185
      Accrued compensation..........................            1,227       168        60
      Other accrued liabilities.....................            1,371       800       184
      Deferred revenue..............................             (295)    1,464        42
                                                             --------   -------   -------
        Net cash used in operating activities.......           (5,933)   (7,015)   (6,098)
                                                             --------   -------   -------
Cash flows from investing activities:
  Purchases of property and equipment...............             (708)     (605)     (492)
  Purchases of short-term investments...............          (37,933)   (1,927)       --
  Proceeds from sale of short-term investments......            1,927        --        --
  Purchases of long-term investments................           (7,731)                 --
  Other assets......................................              (96)      (59)     (113)
                                                             --------   -------   -------
        Net cash used in investing activities.......          (44,541)   (2,591)     (605)
                                                             --------   -------   -------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.....               --     9,108     4,391
  Net proceeds from issuance of common stock........           62,646        53        49
  Proceeds from stockholders' note receivable.......              151         1        --
  Repurchase of common stock........................               --        12        (4)
  Borrowings under line of credit...................            2,651        --        --
  Repayments of line of credit......................             (761)       --        --
  Proceeds from note payable........................            5,000        --       287
  Payments of note payable..........................           (2,570)      (67)      (29)
  Proceeds from lease financing.....................              648       749       165
  Principal payments of capital lease obligations...             (287)     (116)      (13)
  Proceeds from other long-term liabilities.........               --        --        18
                                                             --------   -------   -------
        Net cash provided by financing activities...           67,478     9,740     4,864
                                                             --------   -------   -------
Net increase (decrease) in cash and cash
  equivalents.......................................           17,004       134    (1,839)
Cash and cash equivalents at beginning of year......            2,550     2,416     4,255
                                                             --------   -------   -------
Cash and cash equivalents at end of year............         $ 19,554   $ 2,550   $ 2,416
                                                             ========   =======   =======
Supplemental disclosures of cash flow information:
  Cash paid during year for interest................         $    550   $    48   $    --
                                                             ========   =======   =======



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

     Packeteer, Inc. (the "Company") was incorporated on January 25, 1996, to provide Internet application infrastructure systems designed to enable businesses and service providers to ensure the quality of experience for networked applications and application services. The Company's PacketWise software, the foundation of the Company's PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that enable proactive application performance and bandwidth management. The Company markets and distributes its products via a worldwide network of VARs, distributors, systems integrators and OEMs. The Company commenced principal operations in 1997. The Company is headquartered in Cupertino, California, and has wholly owned subsidiaries in Japan, Hong Kong and The Netherlands.

(b) Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of the Company and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Revenue Recognition

     We recognize product revenues, with provision made for estimated returns, after the following events have occurred: the customer issues a noncancelable purchase order; a product has been shipped to the customer; and collection of the sales price is probable.

     Maintenance revenue on product sales is recognized ratably over the term of the maintenance period.

     For software transactions entered into after January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered, unless the only undelivered element is post-contract customer support, in which case, the entire fee is recognized over the support period.

     Licensing revenues relate to OEM arrangements. We recognize OEM license fees, which include post-contract customer support, when the software has been shipped to the customer, the fees are fixed and determinable and there is evidence of the fair value of the post-contract customer support. When sufficient evidence of fair value of post-contract customer support is not available, revenues are recognized ratably over the support period. We do not have sufficient evidence of fair value of post-contract customer support for our OEM license arrangements, and we recognize the revenues for these arrangements over the support period.

     Service revenue is recognized as the services are performed. To date, these amounts have not been significant.

(e) Cost of Revenues

     Cost of revenues consists primarily of costs of product sales. Costs of licensing revenues, including product packaging, documentation and reproduction have not been significant. The Company provides reserves for warranty costs expected to be incurred.

(f) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks, money market instruments and investments in commercial paper. As of December 31, 1999 and 1998, cash equivalents total approximately $17,727 and $2,389, respectively.

(g) Investments

      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1999 and 1998, all investment securities are designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification method. Short-term investments mature between three to twelve months from the date of purchase. Short-term investments consist primarily of commercial paper, corporate notes, corporate bonds and medium term notes. Long-term investments have maturity dates after twelve months from the date of purchase and consist primarily of corporate notes.

(h) Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory balances represent completed products available-for-sale.

(i) Property and Equipment

     Property and equipment, including leasehold improvements and equipment acquired under capital lease, are recorded at cost. Depreciation and amortization are provided using a straight-line method over the shorter of the estimated useful lives of the assets or the lease terms, generally one to four years.

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying amount of its property and equipment due to impairment.

(j) Advertising and Sales Promotion Costs

     Advertising and sales promotion costs are expensed as incurred.

(k) Research and Development Costs

     Development costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, software developments have been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.


(l) Business and Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments and accounts receivable. The Company's cash, cash equivalents and investments are maintained with highly accredited financial institutions. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Concentrations of credit risk with respect to trade receivables are limited as the Company performs ongoing credit evaluations of its customers. Based on management's evaluation of potential credit losses, the Company believes its allowances for doubtful accounts are adequate.

     The Company's products, which are sold worldwide, are targeted to organizations utilizing wide area networks. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products. The networking industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements.

     The Company's continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technology developments and emerging industry standards. Furthermore, as a result of its international sales, the Company's operations are subject to risks of doing business abroad, including, but not limited to, export duties, changes to import and export regulations, longer payment cycles, and greater difficulty in collecting accounts receivable. While, to date, these factors have not had an adverse material impact on the Company's consolidated results of operations, there can be no assurance that there will not be such an impact in the future.

(m) Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

(n) Stock-Based Compensation

     For employee stock-based compensation plans, the Company uses the intrinsic value-based method of accounting. Deferred compensation expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

     For non-employees, the Company computes the fair value of the stock based compensation in accordance with SFAS 123 "Accounting for Stock Based Compensation" and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

(o) Foreign Currency Transactions

     The Company's sales to international customers are U.S. dollar-denominated. As a result, there are no foreign currency gains or losses related to these transactions.

     The functional currency for the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the entities remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates.

     Remeasurement adjustments and transaction gains and losses are recognized in income in the year of occurrence. To date, the effect of such amounts on net income has not been material.

(p) Other Comprehensive Loss

     The Company has $58 of net unrealized loss on change in the fair value of available for sale securities which is a component of other comprehensive loss. The tax effect of the components of other comprehensive loss is not significant.

(q) Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of vested outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, potential common shares. Potential common shares include unvested common stock outstanding and potential common shares from options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock on the as-if converted basis. All potential shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of the initial public offering, or IPO, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration. Diluted net loss per share does not include the effects of the following potential common shares:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             1999      1998      1997
                                                            -------   ------    ------
Shares issuable under stock options..................        2,727     1,073       900
Shares of unvested stock subject to repurchase.......          984     2,757     4,571
Shares issuable pursuant to warrants to purchase
  convertible preferred stock........................          143        58        42
Shares issuable related to convertible preferred
  stock on an "as-if-converted" basis................           --    12,391     9,838

(s) Financial Instruments

     The carrying value of cash, cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt and capital lease obligations approximates carrying value based on the market interest rates available to the Company for debt of similar risk and maturities.

(t) Recent Accounting Pronouncements

      In March 1998, the Accounting Standards Executive Committee (ACSEC) issued SOP 98-1, "Accounting For the Costs of Computer Software Developed Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The adoption of SOP 98-1 did not have any material impact on the Company's financial position, results of operations or cash flows.

      In June 1998 and June 1999, the FASB issued SFAS Nos. 133 and 137, respectively, both titled "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 amended the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statements of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Because the Company does not hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position, result of operations or cash flows.

2. FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale debt and marketable equity securities:

                                                              AVAILABLE-FOR-SALE SECURITIES
                                                       -------------------------------------------
                                                                  GROSS       GROSS
                                                                UNREALIZED  UNREALIZED  ESTIMATED
                                                        COST      GAINS       LOSSES    FAIR VALUE
                                                       -------  ----------  ----------  ----------
                                                                     (in thousands)
DECEMBER 31, 1999
-----------------
Commercial paper, market auction preferreds,
  corporate bonds and notes and medium-term notes...   $63,389    $   2       $ (60)     $63,331
                                                       -------    -----       -----      -------
     Total debt securities..........................    63,389        2         (60)      63,331
U.S. marketable equity securities...................        --       --          --           --
                                                       -------    -----       -----      -------
                                                       $63,389    $   2       $ (60)     $63,331
                                                       =======    =====       =====      =======

Amounts included in cash and cash equivalents.......   $17,725    $   2       $  --      $17,727
Amounts included in short-term investments..........    37,933       --         (15)      37,918
Amounts included in long-term investments...........     7,731       --         (45)       7,686
                                                       -------    -----       -----      -------
                                                       $63,389    $   2       $ (60)     $63,331
                                                       =======    =====       =====      =======
DECEMBER 31, 1998
-----------------
Commercial paper, market auction preferreds,
  corporate notes ..................................   $ 4,316    $  --       $  --      $ 4,316
                                                       -------    -----       -----      -------
     Total debt securities..........................     4,316    $  --       $  --      $ 4,316
U.S. marketable equity securities...................        --       --          --           --
                                                       -------    -----       -----      -------
                                                       $ 4,316    $  --       $  --      $ 4,316
                                                       =======    =====       =====      =======

Amounts included in cash and cash equivalents.......   $ 2,389    $  --       $  --      $ 2,389
Amounts included in short-term investments..........     1,927       --          --        1,927
Amounts included in long-term investments...........        --       --          --           --
                                                       -------    -----       -----      -------
                                                       $ 4,316    $  --       $  --      $ 4,316
                                                       =======    =====       =====      =======

     Maturities of debt securities at market value at December 31, 1999 are as follows (in thousands):

Mature in one year or less......................  $55,645
Mature after one year through five years........    7,686
Mature after five years.........................       --
                                                  -------
                                                  $63,331
                                                  =======


3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1999 and 1998:

                                                             1999      1998
                                                            ------    ------
Computers and equipment..................................   $  411    $  262
Equipment under capital lease............................    1,570     1,021
Furniture and fixtures...................................       50        39
Leasehold improvements...................................       17        17
                                                            ------    ------
                                                             2,048     1,339
Less accumulated depreciation and amortization...........    1,293       545
                                                            ------    ------
                                                            $  755    $  794
                                                            ======    ======


     Accumulated depreciation and amortization includes amortization of approximately $963 and $226 on equipment under capital lease as of December 31, 1999 and 1998, respectively.


4. LEASE COMMITMENTS

     The Company leases its facility and certain equipment under noncancelable lease agreements, which expire at various dates through 2003. As of December 31, 1999, the future minimum rental payments under capital and operating leases are as follows:

YEARS ENDING                                                  CAPITAL     OPERATING
DECEMBER 31,                                                   LEASE        LEASE
------------                                                  -------     ---------
   2000.....................................................  $  424       $1,063
   2001.....................................................     410        1,061
   2002.....................................................     298          935
   2003.....................................................      90           --
   2004.....................................................      --           --
                                                              ------       ------
Total future minimum lease payments.........................   1,222       $3,059
                                                                           ======
Less imputed interest.......................................     120
                                                              ------
Present value of future minimum lease payments
  under capital lease.......................................   1,102
Less current portion........................................     339
                                                              ------
Long-term portion...........................................  $  763
                                                              ======


Rent expense was $722, $616, and $138 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. REVOLVING LOAN AGREEMENT

     In January 1999, the Company entered into a revolving loan agreement with a maximum line of credit of $3,000. Advances are limited to the lesser of the maximum line or the borrowing base which is 80% of eligible receivables. The outstanding principal balance accrues interest at a per annum rate equal to the prime rate (which was 8.5% at December 31, 1999) and is secured by all present and future collateral of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly maximum net loss amounts. As of December 31, 1999, the Company was in compliance with the covenants and the outstanding balance on the line of credit was approximately $1,900. Subsequent to December 31, 1999, the revolving loan agreement was extended to January 2001 and amended, increasing the maximum line of credit to $5,000.

6. NOTES PAYABLE

     In January 1999, the Company entered into a subordinated loan agreement evidenced by a promissory note of $2,500, that was secured by the assets of the Company. The note had a stated interest rate of 12.25% and was payable in 36 monthly installments of various amounts with the final installment due on February 1, 2002. In connection with the note, the Company issued a warrant to purchase 98 shares of Series D preferred stock at $3.58 per share. The warrant was immediately exercisable and expires in January 2006. The Company estimated the fair value of the warrant on the grant date to be $211 using the Black-Scholes model with the following assumptions: risk-free interest rate of 4.5%; a contractual life of seven years; expected volatility of 50%; and no dividends. The Company amortized the value of the warrant to interest expense through August 1999, at which time the note was paid off and the remaining $164 balance of the unamortized discount was expensed.

     In May 1999, the Company entered into a loan and security agreement evidenced by a secured promissory note of $2,500. The note has a stated interest rate of 12.76% with interest-only payments due monthly. The final interest and principal payment is due in May 2000. In connection with the note, the Company issued a warrant to purchase 45 shares of Series D preferred stock at $6.25 per share. The warrant is immediately exercisable and expires in May 2009. The Company estimated the fair value of the warrant on the grant date to be $157 using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.4%; a term of 10 years; expected volatility of 50%; and no dividends. The Company amortizes the value of the warrant to interest expense over the term of the warrant. The unamortized balance of the warrant discount was $52 as of December 31, 1999.

     As of December 31, 1999, the Company had $152 outstanding on a note payable, which is secured by the Company's property and equipment. This balance is payable in monthly installments of $7 each through June 1, 2001, at which time a final balloon payment of $34 is due. The note has a stated interest rate of 6.75%. The note has been discounted for warrants to purchase 42 shares of Series B preferred stock at $1.00 per share. The warrant was immediately exercisable and expires in June 2005. At the date of grant, the Company estimates fair value of the warrant to be $26 using the Black-Scholes model with the following assumptions: risk-free interest rate of 6%; a term of 8 years; expected volatility of 50%; and no dividends. As of December 31, 1999 the unamortized balance of the discount amounted to $13. (See Note 7(c))

7. STOCKHOLDERS' EQUITY

(a)  Preferred Stock

     As of December 31, 1998, the Company had 13,703 shares of preferred stock authorized and had designated and issued preferred stock as follows:

                                                      Outstanding Shares
                                                      ------------------
                                                         December 31,
                                        Authorized       ------------     Liquidation
                                          Shares            1998           Preference
                                        ----------          ----          -----------
Series A..............................     2,800            2,800            0.25
Series B..............................     4,864            4,822            1.00
Series C..............................     2,216            2,216            2.00
Series D..............................     3,823            2,553            3.94
                                          ------           ------
                                          13,703           12,391
                                          ======           ======


     The rights, preferences, and privileges of the holders of Series A, B, C, and D preferred stock were as follows:

     - The holders of Series A, B, C, and D preferred stock were entitled to receive dividends at the rate of $0.02, $0.08, $0.16, and $0.32 per share, respectively, per annum, payable when and as declared by the Company's Board of Directors, in preference and priority to any payments of dividends to holders of the Company's common stock. The dividend rights were not cumulative.

     - Shares of Series A, B, C, and D preferred stock had a liquidation preference of $0.25, $1.00, $2.00, and $3.94 per share, respectively, plus any declared but unpaid dividends.

     - Each holder of preferred stock had voting rights equal to common stock on an "as if converted" basis.

     - Each share of preferred stock was convertible at any time into one share of common stock at the option of the holder, subject to adjustment. The conditions for converting the shares from preferred to common included a public offering in which the gross proceeds exceeded $15,000 and the offering price equaled or exceeded $3.75 per share for Series A, B, and C preferred stock, and $7.39 per share for Series D preferred stock.

     In July 1999, in connection with the Company's initial public offering all 12,391 shares of preferred stock were converted into 12,391 shares of common stock of the Company.

     In July 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation to reduce the number of authorized shares of preferred stock to 5,000 shares. The 5,000 shares of authorized preferred stock are undesignated and the Board of Directors has the authority to issue and to determine the rights, preference and privileges thereof.

 (b) Common Stock

     As of December 31, 1998 the Company was authorized to issue 40,000 shares of common stock. In May 1999, the Company's Board of Directors authorized the Company to issue 85,000 shares, effective upon completion of an initial public offering in July 1999.

     During 1997, the Company issued 1,940 shares of common stock upon the exercise of stock options granted under the Company's 1996 Equity Incentive Plan (the "1996 Plan"). Shares issued under the 1996 Plan are subject to repurchase as described below under Note (5)(d). Of the 1,940 shares issued upon the exercise of stock options in 1997, 1,840 shares were issued in conjunction with full recourse, promissory notes secured by the shares. Of the total purchase price, 10% was paid at the time of purchase. The remaining principal, which bears interest at 5.6% to 6.8%, is due in annual installments, plus interest, through 2002.

     In October 1997, the Company repurchased 318 shares of common stock at $0.10 to $0.25 per share from terminated employees in exchange for $4 in cash and cancellation of $6 in promissory notes.

     During 1998, the Company issued 1,048 shares of common stock upon the exercise of stock options and stock purchase rights. Of the 1,048 shares issued upon the exercise of stock options, 1,042 shares were issued in conjunction with full recourse, promissory notes secured by the shares. Of the total purchase price, 10% was paid at the time of purchase. The remaining principal, which bears interest at 5.5% to 6.5%, is due in annual installments, plus interest, through 2003.

     During 1998, the Company repurchased 306 shares of common stock at $0.10 to $0.50 per share from terminated employees in exchange for $12 in cash and cancellation of $52 in promissory notes.

     During 1999, the Company issued 181 shares of common stock upon the exercise of stock options and warrants. Of the shares issued upon the exercise of stock options, 50 shares were issued in conjunction with full recourse, promissory notes secured by the shares. Of the total purchase price, 10% was paid at the time of purchase. The remaining principal, which bears interest at 4.6% to 5.4%, is due in annual installments, plus interest, through 2004.

     During 1999, the Company repurchased 103 shares of common stock at $0.10 to $3.50 per share from terminated employees in exchange for cancellation of $28 in promissory notes.

     In July 1999, the Company raised $62.6 million, net of issuance costs, from an initial public offering of 4,600 shares of common stock.

(c)  Warrants

     In June 1997, the Company issued a warrant in connection with a leasing agreement to purchase 42 shares of Series B preferred stock at $1.00 per share. At the date of grant, the Company estimated the fair value of the warrant to be $26 using the Black-Scholes model with the following assumptions: risk free interest rate of 6%; an contractual life of eight years; expected volatility of 50%; and no dividends.

     In 1998, the Company issued a warrant in connection with a leasing agreement to purchase 16 shares of Series D preferred stock at $3.94 per share. At the date of grant, the Company estimated the fair value of the warrant to be $38 using the Black-Scholes model with the following assumptions: risk free interest rate of 5%; an contractual life of eight years; expected volatility of 50%; and no dividends.

     In October and November of 1999, a warrant holder elected to exercise warrants to purchase 58 shares of common stock. As a result of a net exercise, the Company issued 56 shares of common stock to the warrant holder.

     During 1999, in connection with the loan agreements the Company issued warrants to purchase 143 shares of Series D preferred stock at $3.58 and $6.25 per share. (see Note 6).

     In July 1999, in connection with the Company's initial public offering the warrants to purchase preferred stock converted to warrants to purchase common stock.

As of December 31, 1999 and 1998 the weighted average exercise price of warrants was $4.42 and $1.81, respectively. At December 31, 1999, the following warrants were outstanding:

                        Shares of             Aggregate           Expiration
                       Common Stock         Exercise Price           Dates
                       ------------         --------------       ------------
    Common Stock           98                    $350            January 2007
    Common Stock           45                    $281              May 2007

(d) Stock and Option Plans

1999 Stock Incentive Plan

     The 1999 Stock Incentive Plan (the "1999 Plan") is intended to serve as the successor program to our 1996 Equity Incentive Plan (the "1996 Plan"). In May 1999, the Company's Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900 shares have been reserved for issuance. Previously, 515 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan will automatically increase annually beginning on January 1, 2000 by the lesser of 3,000 shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan is administered by the Board of Directors, which sets the terms and conditions of the options. Non statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. The options may include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased shall be subject to a repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 1999, 984 shares were subject to repurchase.

A summary of stock option activity under the 1996 and 1999 Plans follows:

                                                                      OPTIONS OUTSTANDING
                                                                 -----------------------------
                                                    AVAILABLE    NUMBER OF    WEIGHTED-AVERAGE
                                                    FOR GRANT     SHARES       EXERCISE PRICE
                                                    ---------    ---------    ----------------
Balances as of December 31, 1996..................    1,137          704           $0.10
  Shares made available for grant.................      953           --              --
  Repurchased.....................................      318           --              --
  Granted.........................................   (2,480)       2,480            0.17
  Exercised.......................................       --       (1,940)           0.13
  Cancelled.......................................      344         (344)           0.16
                                                     ------       ------
Balances as of December 31, 1997..................      272          900            0.22
  Shares made available for grant.................    2,025           --              --
  Repurchased.....................................      306           --              --
  Granted.........................................   (1,300)       1,300            1.96
  Exercised.......................................       --       (1,042)           0.59
  Cancelled........................................      85          (85)           1.02
                                                     ------       ------
Balances as of December 31, 1998..................    1,388        1,073            1.90
  Shares made available for grant.................    1,415           --              --
  Repurchased.....................................      103           --              --
  Granted.........................................   (1,787)       1,787            7.74
  Exercised.......................................       --          (97)           2.75
  Cancelled.......................................       36          (36)           3.19
                                                     ------       ------
Balances as of December 31, 1999..................    1,155        2,727           $5.68
                                                     ======       ======

     The weighted-average exercise price of stock options outstanding was $5.68 and $1.90 as of December 31, 1999 and 1998, respectively. The weighted average purchase price of unvested stock was $0.55 and $0.34 as of December 31, 1999 and 1998, respectively.


The following table summarizes information about stock options outstanding under the 1996 and 1999 Plans as of December 31, 1999:

                                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           -----------------------------------     ---------------------
                                                          WEIGHTED
                                                           AVERAGE    WEIGHTED                  WEIGHTED
                  RANGE OF                    NUMBER      REMAINING    AVERAGE        NUMBER     AVERAGE
                  EXERCISE                 OUTSTANDING   CONTRACTUAL  EXERCISE     EXERCISABLE  EXERCISE
                   PRICES                  AT 12/31/99   LIFE (YEARS)   PRICE      AT 12/31/99     PRICE
                  --------                 -----------  ------------  --------     -----------  --------
                $ 0.10-$ 2.50                   651         7.95       $ 1.04            651      $ 1.04
                    $ 3.50                    1,586         9.02       $ 3.50          1,586      $ 3.50
                $ 6.25-$15.00                   335         9.44       $ 8.80            335      $ 8.80
                $29.88-$57.00                   155         9.79       $40.46             --      $40.46
                                              -----         ----       ------          -----      ------
                        Total                 2,727         8.86       $ 5.68          2,572      $ 3.57
                                              =====                                    =====


     As of December 31, 1999, 482 options with a weighted-average exercise price of $1.88 were vested.

1999 Employee Stock Purchase Plan

     In May 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective July 27, 1999. A total of 500 shares has been reserved for issuance under this plan. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share will be equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair value per share on the semi-annual purchase date. No shares of common stock were issued under this ESPP during 1999.

STOCK-BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding the net income (loss) and net income
(loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model.

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                              OPTIONS                ESPP
                                                   -----------------------------    ------
                                                    1999       1998       1997       1999
                                                   ------     ------     ------     ------
          Expected Life (years)..................       4          4          4       .50
          Expected volatility....................     110%        50%        50%      110%
          Risk-free interest rates...............     4.5%       4.5%       6.5%      4.5%

     For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the award's vesting period (for options) and the six month purchase period (for stock purchases under the ESPP). The
Company's pro forma information follows:

                                                                       1999        1998        1997
                                                                    ---------    --------    --------
    Net loss--Historical....................................        $(10,876)    $(8,799)    $(5,909)
    Net loss--Pro forma.....................................        $(13,986)    $(8,854)    $(5,934)
    Basic and Diluted net loss per share-Historical.........        $  (0.71)    $ (1.54)    $ (1.82)
    Basic and diluted net loss per share-Pro forma..........        $  (0.91)    $ (1.54)    $ (1.82)

     Calculated under SFAS 123, the weighted-average fair value of the options granted during 1999, 1998 and 1997 was $4.64, $0.90 and $0.04 per share, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP Plan during 1999 was $18.66 per share.

     In connection with options granted in fiscal years 1999 and 1998, the Company has recorded deferred stock-based compensation of $3,914 and $787, respectively, representing the difference between the exercise price and the fair value of the Company's common stock at the date of grant. The amount is being amortized over the vesting period for the individual options. Amortization of stock-based compensation of $2,290 and $273 was recognized during the years ended December 31, 1999 and 1998, respectively.


8. INCOME TAXES

     The differences between the income tax expense (benefit) computed at the federal statutory rate of 34% and the Company's actual income tax provision for all periods presented primarily related to net operating losses not benefited as follows:

                                                             1999     1998
                                                             ----     ----

U.S. federal statutory rate (benefit)....................... (34)%    (34)%
Net losses without benefits.................................  34%      34%
                                                             ----     ----
                 Total tax expense (benefit)................   --       --
                                                             ====     ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998, are presented below:

                                                               1999       1998
                                                              -------    -------
Deferred tax assets:
  Various accruals and reserves not deductible for tax
     purposes...............................................  $   507    $   264
  Property and equipment....................................       --         97
  Net operating loss carryover..............................    9,308      5,759
  Research credit carryforwards.............................      784        255
  Capitalized start-up expenditures.........................      216        315
  Deferred stock-based compensation.........................      675        215
                                                              -------    -------
    Total deferred tax assets...............................   11,490      6,905
Valuation allowance.........................................  (11,367)    (6,905)
Deferred tax liabilities:
  Property and equipment....................................     (123)        --
                                                              -------    -------
     Total deferred tax liabilities.........................     (123)        --
                                                              -------    -------
Net deferred tax assets.....................................  $    --    $    --
                                                              =======    =======

     The net change in the valuation allowance for the year ended December 31, 1999 and 1998 was an increase of $4,462 and $3,706, respectively.

     As of December 31, 1999, the Company has net operating loss carryforwards for federal and California state income tax purposes of approximately $23,588 and $14,565, respectively. In addition, the Company had federal and state research credit carryforwards of approximately $440 and $344, respectively. The Company's federal net operating loss and research credit carryforwards will expire in the years 2011 through 2019, if not utilized. The Company's state net operating loss carryforwards will expire in the year 2004. The state research credit can be carried forward indefinitely.

     Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Internal Revenue Code Section 382. The Company has not yet determined whether an ownership change has occurred.

9. 401(k) PLAN

     In 1997, the Company adopted a 401(k) plan (the "401(k)"). Participation in the 401(k) is available to all employees. Entry date to the 401(k) is the first day of each month. Each participant may elect to contribute an amount up to 25% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

10. SEGMENT REPORTING

     The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's chief operating decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses. The Company's sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWise software. In 1999, no one customer accounted for more than 10% of total net revenues. In 1998, sales to Macnica accounted for 11.9% of total net revenues. Sales outside of North America accounted for 54.9%, 54.7%, and 59.9% of the Company's total revenues in 1999, 1998, and 1997 respectively.

Geographic Information

                                                YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                               1999       1998       1997
                                              ------     ------     ------
Total net revenues:
  North America............................   $8,310     $3,273     $  566
  Asia Pacific.............................    4,795      2,238        617
  Europe and rest of world.................    5,336      1,719        230
                                             -------     ------     ------
     Total net revenues....................  $18,441     $7,230     $1,413
                                             =======     ======     ======


     Total net revenues reflects the destination of the product shipped.

     Long-lived assets are primarily located in North America. Long-lived assets located outside North America are insignificant.



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Packeteer, Inc.:

     We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      /s/ KPMG LLP

Mountain View, California
January 21, 2000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to our definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

                    See the Consolidated Statements beginning on page 35 of this Form 10-K.

   (2) Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts and Reserves (see
                          page 53 of this Form 10-K).

   (3) Exhibits

            See the Exhibit Index at page 53 of this Form 10-K.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

(C) See the Exhibit Index at page 53 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 35 and Financial Statement Schedule at page 53 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 23rd day of March, 2000.


                                      PACKETEER, INC.

                                      By: /s/ DAVID YNTEMA
                                          -------------------------------------
                                          David Yntema
                                          Chief Financial Officer and Secretary
                                          Date: March 23, 2000


                                POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Craig Elliott and David Yntema, and each of them acting individual, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              NAME                                  TITLE                        DATE
              ----                                  -----                        ----
         /s/ CRAIG ELLIOTT            President and Chief Executive         March 23, 2000
----------------------------------    Officer (Principal Executive
          Craig Elliott               Officer) and Director

         /s/ DAVID YNTEMA             Chief Financial Officer and           March 23, 2000
----------------------------------    Secretary (Principal Financial and
           David Yntema               Accounting Officer)

         /s/ ROBERT PACKER            Chief Technical Officer and           March 23, 2000
----------------------------------    Director
          Robert Packer

         /s/ BRETT GALLOWAY           Vice President, Engineering,          March 23, 2000
----------------------------------    Chief Operating Officer
          Brett Galloway              and Director

                                      Director
----------------------------------
         Steven Campbell

         /s/ JOSEPH GRAZIANO          Director                              March 23, 2000
-----------------------------------
         Joseph Graziano

         /s/ PETER MORRIS             Director                              March 23, 2000
-----------------------------------
           Peter Morris

         /s/ WILLIAM STENSRUD         Director                              March 23, 2000
-----------------------------------
         William Stensrud


                                     SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the years ended December 31, 1997, 1998, and 1999
                                 (in thousands)


                                                          ADDITIONS
                                             BALANCE AT   CHARGED TO                BALANCE AT
                                             BEGINNING    COSTS AND                   END OF
                                             OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                             ----------   ----------   ----------   ----------
1999
  Accounts Receivable Allowances...........     293            28         (104)         217
  Warranty Reserve.........................      76           515         (278)         313
1998
  Accounts Receivable Allowances...........      37           305          (49)         293
  Warranty Reserve.........................      32            85          (41)          76
1997
  Accounts Receivable Allowances...........     $--           $37          $--          $37
  Warranty Reserve.........................      --            32           --           32



                                 EXHIBITS INDEX

EXHIBIT
 NUMBER                           Description
--------                          -------------
 3.1(2)    Registrant's Amended and Restated Certificate of
           Incorporation.
 3.2(2)    Registrant's Amended and Restated Bylaws.
 4.1(2)    Form of Registrant's Specimen Common Stock Certificate.
10.1(2)    Lease Agreement between Packeteer and Eldon R. Hoffman dated
           August 25, 1997.
10.2(2)    OEM Agreement between Packeteer and ADC Telecommunications,
           Inc., dated December 17, 1998.
10.3(2)    Reseller Agreement between Packeteer and Alcatel Business
           Systems, dated May 7, 1999.
10.4(2)    Loan and Security Agreement between Packeteer and Silicon
           Valley Bank, dated January 1, 1999.
10.5(2)    Export-Import Bank Loan and Security Agreement between
           Packeteer and Silicon Valley Bank, dated January 19, 1999.
10.6(2)    Subordinated Loan and Security Agreement between Packeteer and Comdisco, Inc., dated January 21, 1999.
10.7(2)    Master Lease Agreement between Packeteer and Comdisco, Inc., dated June 3, 1997.
10.8(2)    Registrant's 1996 Equity Incentive Plan.
10.9(2)    Registrant's 1999 Stock Incentive Plan.
10.10(2)   Registrant's 1999 Employee Stock Purchase Plan.
10.11(2)   Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.12(2)   Loan and Security Agreement between Packeteer and MMC/GATX
           Partnership No. 1 dated May 20, 1999.
10.13(2)   OEM Agreement between Packeteer and Lucent Technologies,
           Inc. dated June 25, 1999.
10.14(2)   OEM Agreement between Packeteer and Adtran, Inc. dated June
           29, 1999.
10.15(1)   Amendment dated February 2, 2000 to the Loan and Security Agreement and
           the Export-Import Bank Loan and security agreement between Packeteer and
           Silicon Valley Bank.
10.16(1)   Master Lease Agreement between Packeteer and Pentech Financial Services,
           Inc.,  dated November 1, 1999.
10.17(1)   Addendum to Lease Agreement between Packeteer and Eldon R. Hoffman dated November 1, 1999.



21.1(2)    Subsidiaries of Packeteer
23.1(1)    Consent of KPMG LLP, Independent Accountants
24.1       Power of Attorney (see page 52)
27.1(1)    Financial Data Schedules


-------------------------

(1)   Filed herewith.

(2) Incorporated by reference from Packeteer's Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.