Form 10-Q
period 2000-03-31
PACKETEER INC
filed 2000-04-28
CIK 1011344

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            Yes [X]           No [ ]

There were 27,106,943 shares of the Company's Common Stock, par value $0.001, outstanding on April 10, 2000.


================================================================================

                                TABLE OF CONTENTS


                                                                               PAGE NO.
                                                                               --------
PART I                       FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of March 31, 2000 and
        December 31, 1999.....................................................     3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 2000 and March 31, 1999........................     4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2000 and March 31, 1999 .......................     5

        Notes to Condensed Consolidated Financial Statements..................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................     8

        Factors That May Affect Future Results...............................     12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........     21

PART II                      OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................     22

Item 6. Exhibits and Reports on Form 8-K.....................................     23

SIGNATURES...................................................................     23


In addition to historical information, this Form 10-Q contains forward-looking statements including statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Factors that may affect future results" and in the "Risk Factors" section of Packeteer's Annual Report on Form 10-K dated March 23, 2000 as filed with the SEC. While this outlook represents our current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See "Factors that may affect future results" below as well as "Risk Factors" in Packeteer's Annual Report on Form 10-K dated March 23, 2000 as filed with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                March 31,       December 31,
                                                                  2000              1999
                                                               -----------      ------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 38,783          $ 19,554
  Short-term investments                                          19,189            37,918
  Accounts receivable, less allowance for doubtful
    accounts of $216 and $217, as of March 31, 2000 and
    December 31, 1999                                              3,606             3,931
  Inventories                                                        853               523
  Prepaids and other current assets                                1,042               506
                                                                --------          --------
          Total current assets                                    63,473            62,432
Property and equipment, net                                          880               755
Long-term investments and other assets                             7,549             7,919
                                                                --------          --------
Total assets                                                    $ 71,902          $ 71,106
                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                $  1,643          $  1,890
  Current portion of capital leases obligations                      403               339
  Current portion of notes payable                                 2,530             2,524
  Accounts payable                                                   815             1,302
  Accrued compensation                                             1,026             1,480
  Other accrued liabilities                                        3,844             2,400
  Deferred revenue                                                 1,397             1,212
                                                                --------          --------
          Total current liabilities                               11,658            11,147

Long-term liabilities                                                767               839

Preferred stock; $0.001 par value; 5,000 shares
  authorized; no shares issued and outstanding                        --                --
Common stock; $0.001 par value; 85,000 shares
  authorized; 27,107 and 26,792 shares issued
  and outstanding at March 31, 2000 and
  December 31, 1999, respectively                                     27                27
Additional paid-in capital                                        90,170            88,848
Accumulated other comprehensive loss                                (106)              (58)
Deferred stock-based compensation                                 (1,810)           (2,138)
Notes receivable from stockholders                                  (506)             (738)
Accumulated deficit                                              (28,298)          (26,821)
                                                                --------          --------
Total stockholders' equity                                        59,477            59,120
                                                                --------          --------
Total liabilities and stockholders' equity                      $ 71,902          $ 71,106
                                                                ========          ========


   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                Three months ended
                                                     March 31,
                                             -------------------------
                                               2000             1999
                                             --------          -------
Net revenues:
  Product revenues                           $  6,790          $ 2,724
  Licensing revenues                              366              375
                                             --------          -------
          Total net revenues                    7,156            3,099

Cost of revenues                                2,253              854
                                             --------          -------

Gross profit                                    4,903            2,245

Operating expenses:
  Research and development                      1,722              955
  Sales and marketing                           3,805            2,429
  General and administrative                    1,209              533
  Stock-based compensation                        381              865
                                             --------          -------
          Total operating expenses              7,117            4,782
                                             --------          -------

Net loss from operations                       (2,214)          (2,537)

Other income, net                                 737               14
                                             --------          -------
Net loss                                     $ (1,477)         $(2,523)
                                             ========          =======

Basic and diluted net loss per share         $  (0.06)         $ (0.35)
                                             ========          =======
Shares used in computing basic and
     diluted net loss per share                26,125            7,271
                                             ========          =======


   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               Three months ended
                                                                    March 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $ (1,477)       $(2,523)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                160            124
      Other non-cash transactions                                 430            994
      Changes in operating assets and liabilities:
        Accounts receivable                                       325          1,313
        Inventories                                              (330)          (231)
        Prepaids and other current assets                        (536)          (100)
        Accounts payable and other accrued liabilities            503            (27)
        Deferred revenue                                          185           (298)
                                                             --------        -------
Net cash used in operating activities                            (740)          (748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (285)          (103)
Purchases of available-for-sale investments                   (10,472)            --
Sales of available-for-sale investments                        29,536          1,927
Other assets                                                      (13)             6
                                                             --------        -------
Net cash provided by investing activities                      18,766          1,830

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                        629             28
Proceeds from stockholders' notes receivable                      232             38
Repurchase of common stock                                         --             (1)
Sale of stock to employees under the ESPP                         640             --
Borrowings under line of credit                                   170          1,145
Repayments of line of credit                                     (417)          (165)
Proceeds from notes payable                                        --          2,500
Payments of notes payable                                         (63)          (212)
Proceeds from lease financing                                      62            177
Principal payments of capital lease obligations                   (50)           (58)
                                                             --------        -------
Net cash provided by financing activities                       1,203          3,452
                                                             --------        -------
Net increase in cash and cash equivalents                      19,229          4,534
Cash and cash equivalents at beginning of period               19,554          2,550
                                                             --------        -------

Cash and cash equivalents at end of period                   $ 38,783        $ 7,084
                                                             ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                       $    166        $    51
                                                             ========        =======


   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of Packeteer, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three months ended March 31, 2000 and 1999, these financial statements and notes should be read in conjunction with Packeteer's audited consolidated financial statements and notes thereto, included in Packeteer's Annual Report on Form 10K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 23, 2000.

        The results of operations for the three months March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND INVESTMENTS

        We consider all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Short-term investments consist of debt securities with maturities between three months and twelve months. Long-term investments consist of debt securities with maturities greater than 12 months.

        Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

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

        Service revenue is recognized ratably over the term of the contract as the services are performed. To date, these amounts have not been significant.

NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. All convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

        The following table presents the calculation of basic and diluted net loss per share (in thousands):

                                                                    Three months ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------        -------
                                                                        (unaudited)
Numerator:
     Net loss                                                     $ (1,477)       $(2,523)
                                                                  --------        -------
Denominator:
     Basic and diluted:
        Weighted-average shares of common stock outstanding         26,881          9,483
        Less: shares subject to repurchase                            (756)        (2,212)
                                                                  --------        -------
        Weighted-average shares used in computing basic
           and diluted net loss per share                           26,125          7,271
                                                                  --------        -------
     Basic and diluted net loss per share                         $  (0.06)       $ (0.35)
                                                                  --------        -------

        The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                              Three months ended
                                                                    March 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
                                                                 (unaudited)
        Shares issuable under stock options                    3,142       2,310
        Shares of unvested stock subject to repurchase           756       2,212
        Shares issuable pursuant to warrants to purchase
          convertible preferred stock                            143         156
        Shares of convertible preferred stock
          on an "as-if converted" basis                           --      12,391

        The weighted average exercise price per share of outstanding stock options was $14.86 and $2.76 as of March 31, 2000 and 1999, respectively. The weighted average purchase price per share of unvested stock was $0.51 and $0.34 as of March 31, 2000 and 1999, respectively. The weighted average exercise price of the warrants was $3.58 and $2.92 as of March 31, 2000 and 1999, respectively.

OTHER COMPREHENSIVE INCOME

        The Company has $106 of net unrealized loss on change in the fair value of available for sale securities which is a component of other comprehensive loss.

SEGMENT INFORMATION

        The Company's chief decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial statements. Therefore, the Company has concluded that it operates in one segment.

        For the three months ended March 31, 2000 no one customer accounted for more than 10% of total net revenues. For the three months ended March 31, 1999, ADC Telecommunications, Nissho Electronics Corporation, and Macnica, Inc. accounted for 12.1%, 10.8%, and 10.7% of total net revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in the section titled "Factors that may affect future results" set forth below.

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

        Packeteer's products are deployed today by leading companies and service providers through an established network of more than 100 VARs, distributors and system integrators in more than 50 countries. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We have subsidiaries in Hong Kong, Japan, The Netherlands, and Australia.

        We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product, the PacketShaper 2000, in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. We began shipments of the PacketShaper 1000 and 4000 in October 1997. Since inception, we have incurred significant losses and as of March 31, 2000, had an accumulated deficit of $28.3 million.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             2000      1999
                                                             ----      ----
Net revenues:

  Product revenues..................................          95%       88%
  Licensing revenues................................           5        12
                                                             ---       ---
       Total net revenues...........................         100       100
Cost of revenues....................................          31        28
                                                             ---       ---
Gross margin........................................          69        72
Operating expenses:
  Research and development..........................          24        31
  Sales and marketing...............................          53        78
  General and administrative........................          17        17
  Stock-based compensation..........................           5        28
                                                             ---       ---
       Total operating expenses.....................          99       154
                                                             ---       ---
Net loss from operations............................         (31)      (82)
Other income, net...................................          10         1
                                                             ---       ---
Net loss............................................         (21)%     (81)%
                                                             ===       ===


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

        Total net revenues increased to $7.2 million in the three months ended March 31, 2000 from $3.1 million in the three months ended March 31, 1999. Product revenues increased to $6.8 million in the three months ended March 31, 2000 from $2.7 million in the three months ended March 31, 1999 due to the increased number of units sold as a result of increased channel and market development and product acceptance. Licensing revenues in the three months ended March 31, 2000 remained approximately consistent as compared to the three months ended March 31, 1999. Licensing revenue includes $241,000 of minimum royalty payments received from our OEM partners.

        During the three months ended March 31, 2000, no one customer accounted for more than 10% of total net revenues. Sales to the top 10 indirect channel partners accounted for 45% and 54% of total net revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

Cost of revenues

        Our cost of revenues consists primarily of the cost of finished products purchased from our two turnkey manufacturers, documentation and other overhead costs. We outsource the manufacturing of the PacketShaper 1000 and PacketShaper 2000 to PEMSTAR and the manufacturing of the PacketShaper 4000 to Sanmina. Our cost of revenues increased $2.3 million in the three months ended March 31, 2000 from $854,000 in the three months March 31, 1999. The cost of revenues represented 31% and 28% of total net revenues during the three months ended March 31, 2000 and March 31, 1999, respectively. The percentage increase from March 31, 1999 was due to increases in manufacturing costs.

Research and development

        Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper family of products and PacketWise software. Research and development expenses increased to $1.7 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. The increase in research and development expenses for the three months ended March 31, 1999 was due to increases in personnel, consulting and related overhead costs. Research and development expenses represented 24% and 31% of total net revenues for the three months ended March 31, 2000 and March 31, 1999, respectively. These percentage decreases were primarily due to increased total net revenues.

        During the three months ended March 31, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We expect these absolute dollar expenses to increase in the future as we continue to develop new products and enhance existing products.

Sales and marketing

        Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $3.8 million in the three months ended March 31, 2000 from $2.4 million in the three months ended March 31, 1999. The increase reflects the hiring of additional personnel in connection with building our sales force, and channel and increased marketing activities. Sales and marketing expenses represented 53% and 78% of total net revenues for the periods March 31, 2000 and March 31, 1999, respectively. These percentage decreases were due to increased total net revenues. We intend to pursue sales and marketing campaigns aggressively and therefore expect our absolute dollar expenses to increase in the future.

General and administrative

        General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $1.2 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999. General and administrative expenses represented 17% of total net revenues for both the three months ended March 31, 2000 and for the three months ended March 31 1999. As we continue to add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.

Stock based compensation

        Amortization of stock-based compensation resulted from the granting of stock options to employees and consultants with exercise prices per share determined to be below the deemed fair value per share of our common stock on the dates of grant for financial reporting purposes. The stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $381,000 and $865,000 in the three months ended March 31, 2000 and March 31, 1999, respectively, leaving $1.8 million to be amortized in future periods.

Other income, net

        Other income, net consists primarily of interest income on our cash and investments offset by interest expense related on our line of credit, debt and capital lease obligations. For the three months ended March 31, 2000, interest income was $952,000 offset by interest expense of $215,000. For the three months ended March 31, 1999, interest income was $93,000 offset by $79,000 in interest expense. The increase in interest income relates to increased interest income from our investments.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and capital equipment leasing. Cash, cash equivalents and investments totaled $65.3 million at March 31, 2000, an increase of $58.3 million from March 31, 1999. The increase is due to the sale of common stock in our initial public offering in July 1999 and debt financing, partially offset by cash used in operations. Cash used in operating activities for the three months ended March 31, 2000 and March 31, 1999 was approximately $740,000 and $748,000, respectively.

        Net cash provided by investing activities was $18.8 million and $1.8 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The increase in net cash provided by investing activities is primarily due to the sale of available-for-sale investments.

        Net cash provided by financing activities was $1.2 million and $3.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease in net cash provided by financing activities is due to decreased borrowings under our line of credit and subordinated debt instruments.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

        We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $5.9 million in 1997, $8.8 million in 1998, and $10.9 million in 1999. For the three months ended March 31, 2000, we incurred a loss of $1.5 million and as of March 31, 2000 we had an accumulated deficit of $28.3 million. Although our revenues have grown in recent quarters, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

PACKETEER'S PRODUCT FAMILY CURRENTLY CONSISTS OF THE PACKETSHAPER AND APPVANTAGE SYSTEMS AND PACKETWISE SOFTWARE, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

        The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54.7% of our total net revenues in 1998, 54.9% of our total net revenues in 1999 and 54.8% of our total net revenues in the three months ended March 31, 2000. In particular, sales to customers in our Asia Pacific region accounted for 31.0% of our total net revenues in 1998, 26.0% of our total net revenues in 1999, and 18.1% of our total net revenues in the three months ended March 31, 2000. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

        A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended March 31, 2000 no one customer accounted for more than 10% of total net revenues. For the three months ended March 31, 1999, ADC Telecommunications, Nissho Electronics Corporation, and Macnica, Inc. accounted for 12.1%, 10.8%, and 10.7% of total net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING THE DEMAND FOR OUR PRODUCTS

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

OUR RELIANCE ON PEMSTAR, INC. AND SANMINA CORPORATION FOR ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THESE THIRD PARTY MANUFACTURERS FAIL TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS

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

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

        The market for Internet application infrastructure systems solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and International standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

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

        Our executive officers and directors and their affiliates together control approximately 39.5% of the outstanding common stock as of March 31, 2000. As a result, these stockholders, if they act together, may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Packeteer, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Packeteer and might affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fixed Income Investments

        Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

        Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents. Investments with maturities between three and twelve months are considered to be short-term investments. Investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our investment portfolio. The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates.


                                                         March 31, 2000              December 31, 1999
                                                     ----------------------        ---------------------
                                                                  WEIGHTED-                    WEIGHTED-
                                                                  AVERAGE                      AVERAGE
                                                     CARRYING     INTEREST         CARRYING    INTEREST
                                                      AMOUNT        RATE            AMOUNT       RATE
                                                     --------     ---------        --------    ---------
Cash Equivalents:
Commercial paper, market auction preferred
  and corporate notes and bonds...................    $37,725        5.97%          $17,727       6.20%

Short-term investments:
Corporate notes and bonds and medium-term notes...     19,189        6.25%           37,918       5.91%

Long-term investments:
Corporate notes and medium-term notes.............      7,303        6.87%            7,686       6.56%
                                                      -------                       -------
    Total investment securities...................    $64,217        6.15%          $63,331       6.07%
                                                      =======                       =======

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

            The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer has used $2.5 million to repay a note payable. The remaining $60.1 million of the net proceeds are expected to be used for general corporate purposes, including working capital, product development and capital expenditures, and to repay a note payable for $2.5 million. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under "Factors That May Affect Future Results". A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies, however, Packeteer has no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer's net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.

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

                                        PACKETEER, INC.


April 28, 2000
                                        /s/ David C. Yntema
                                        ----------------------------------------
                                        David C. Yntema
                                        Chief Financial Officer and Secretary
                                        (Duly authorized Officer and Principal
                                        Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                     Description
-------                    -----------
27.1          Financial Data Schedule