Form 10-Q
period 2000-06-30
PACKETEER INC
filed 2000-08-04
CIK 1011344

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                                 Yes [X] No [ ]


There were 27,207,923 shares of the Company's Common Stock, par value $0.001, outstanding on June 30, 2000.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                     PAGE NO.
                                                                                                                     --------
PART I                                                FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
        Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999................................   3
        Condensed Consolidated Statements of Operations for the six months ended and three months ended June 30, 2000
            and June 30, 1999..........................................................................................   4
        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999.......   5
        Notes to Condensed Consolidated Financial Statements...........................................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   9
        Factors That May Affect Future Results.........................................................................  12
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................................  20

PART II                                                 OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................................................  21
Item 4. Submission of Matters to Vote of Securities Holders............................................................  22
Item 5. Other Information..............................................................................................  22
Item 6. Exhibits and Reports on Form 8-K...............................................................................  22
SIGNATURES.............................................................................................................  22

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            JUNE 30,      DECEMBER 31,
                                                              2000           1999
                                                            --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 29,941       $ 19,554
  Short-term investments                                      24,899         37,918
  Accounts receivable, less allowance for doubtful
    accounts of $233 and $217, as of June 30, 2000 and
    December 31, 1999                                          4,238          3,931
  Inventories                                                  1,598            523
  Prepaids and other current assets                              803            506
                                                            --------       --------
          Total current assets                                61,479         62,432
Property and equipment, net                                      936            755
Long-term investments and other assets                         9,318          7,919
                                                            --------       --------
Total assets                                                $ 71,733       $ 71,106
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                            $  3,038       $  1,890
  Current portion of capital leases obligations                  487            339
  Current portion of notes payable                                46          2,524
  Accounts payable                                               822          1,302
  Accrued compensation                                         1,706          1,480
  Other accrued liabilities                                    3,782          2,400
  Deferred revenue                                             1,361          1,212
                                                            --------       --------
          Total current liabilities                           11,242         11,147
Long-term liabilities                                            905            839
Common stock; $0.001 par value; 85,000 shares
  authorized; 27,208 and 26,792 shares issued
  and outstanding at June 30, 2000 and
  December 31, 1999, respectively                                 27             27
Additional paid-in capital                                    90,332         88,848
Accumulated other comprehensive loss                             (83)           (58)
Deferred stock-based compensation                             (1,509)        (2,138)
Notes receivable from stockholders                              (338)          (738)
Accumulated deficit                                          (28,843)       (26,821)
                                                            --------       --------
Total stockholders' equity                                    59,586         59,120
                                                            --------       --------
Total liabilities and stockholders' equity                  $ 71,733       $ 71,106
                                                            ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    2000           1999           2000           1999
                                                                  --------       --------       --------       --------
Net revenues:
  Product revenues                                                $  8,699       $  3,606       $ 15,489       $  6,330
  Licensing revenues                                                   412            375            778            750
                                                                  --------       --------       --------       --------
          Total net revenues                                         9,111          3,981         16,267          7,080
Cost of revenues                                                     2,858          1,073          5,111          1,927
                                                                  --------       --------       --------       --------
Gross profit                                                         6,253          2,908         11,156          5,153

Operating expenses:
Research and development (exclusive of stock based
compensation expense of $61 and $116 for the three months
ended June 30, 2000 and 1999 and $129 and $237 for the six
months ended June 30, 2000 and 1999, respectively)                   2,018          1,265          3,740          2,220

Sales and marketing (exclusive of stock based compensation
expense of $223 and $692 for the three months ended June 30,
2000 and 1999 and $477 and $1,324 for the six months ended
June 30, 2000 and 1999, respectively)                                4,260          3,227          8,065          5,656

General and administrative (exclusive of stock based
compensation expense of $58 and $111 for the three months
ended June 30, 2000 and 1999 and $117 and $223 for the six
months ended June 30, 2000 and 1999, respectively)                   1,055            609          2,264          1,142

  Stock-based compensation                                             342            919            723          1,784
                                                                  --------       --------       --------       --------
          Total operating expenses                                   7,675          6,020         14,792         10,802
                                                                  --------       --------       --------       --------
Net loss from operations                                            (1,422)        (3,112)        (3,636)        (5,649)
Other income (loss), net                                               877            (88)         1,614            (74)
                                                                  --------       --------       --------       --------
Net loss                                                          $   (545)      $ (3,200)      $ (2,022)      $ (5,723)
                                                                  ========       ========       ========       ========
Basic and diluted net loss per share                              $  (0.02)      $  (0.41)      $  (0.08)      $  (0.76)
                                                                  ========       ========       ========       ========
Shares used in computing basic and
     diluted net loss per share                                     26,482          7,860         26,308          7,565
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

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          SIX  MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (2,022)      $ (5,723)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                          384            250
      Other non-cash transactions                                           751          1,779
      Changes in operating assets and liabilities:
        Accounts receivable                                                (323)           872
        Inventories                                                      (1,075)           (14)
        Prepaids and other current assets                                  (297)          (297)
        Accounts payable and other accrued liabilities                    1,128            460
        Deferred revenue                                                    149           (503)
                                                                       --------       --------
Net cash used in operating activities                                    (1,305)        (3,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (565)          (305)
Purchases of available-for-sale investments                             (29,102)        (3,205)
Sales of available-for-sale investments                                  40,704          1,927
Other assets                                                                 (7)            13
                                                                       --------       --------
Net cash provided (used) by investing activities                         11,030         (1,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                  803             34
Proceeds from stockholders' notes receivable                                400             88
Repurchase of common stock                                                   --              1
Sale of stock to employees under the ESPP                                   640             --
Borrowings under line of credit                                           1,564          1,892
Repayments of line of credit                                               (416)          (360)
Proceeds from notes payable                                                  --          5,000
Payments of notes payable                                                (2,582)           (34)
Proceeds from lease financing                                               432            267
Principal payments of capital lease obligations                            (179)          (123)
                                                                       --------       --------
Net cash provided by financing activities                                   662          6,765
                                                                       --------       --------
Net increase in cash and cash equivalents                                10,387          2,019
Cash and cash equivalents at beginning of period                         19,554          2,550
                                                                       --------       --------
Cash and cash equivalents at end of period                             $ 29,941       $  4,569
                                                                       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                 $    268       $    172
                                                                       ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of Packeteer, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the six months ended June 30, 2000 and 1999, these financial statements and notes should be read in conjunction with Packeteer's audited consolidated financial statements and notes thereto, included in Packeteer's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 23, 2000.

        The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

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

NET LOSS PER SHARE

        Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. All convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                 -----------------------       -----------------------
                                                                   2000          1999            2000           1999
                                                                 --------       --------       --------       --------
                                                                       (UNAUDITED)                   (UNAUDITED)
Numerator:
     Net loss                                                    $   (545)      $ (3,200)      $ (2,022)      $ (5,723)
                                                                 --------       --------       --------       --------
Denominator:
     Basic and diluted:
        Weighted-average shares of common stock outstanding        27,071          9,560         26,897          9,265
        Less: shares subject to repurchase                           (589)        (1,700)          (589)        (1,700)
                                                                 --------       --------       --------       --------
        Weighted-average shares used in computing basic
           and diluted net loss per share                          26,482          7,860         26,308          7,565
                                                                 --------       --------       --------       --------
     Basic and diluted net loss per share                        $  (0.02)      $  (0.41)      $  (0.08)      $  (0.76)
                                                                 ========       ========       ========       ========


        The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                                               THREE AND SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                                ------------------
                                                                                 2000        1999
                                                                                ------      ------
                                                                                    (UNAUDITED)
Shares issuable under stock options                                              3,657       2,507
Shares of unvested stock subject to repurchase                                     589       1,700
Shares issuable pursuant to warrants to purchase
  convertible preferred stock and common stock                                      45         201
Shares of convertible preferred stock
  on an "as-if converted" basis                                                     --      12,391

        The weighted average exercise price per share of outstanding stock options was $14.41 and $3.21 as of June 30, 2000 and 1999, respectively. The weighted average purchase price per share of unvested stock subject to repurchase was $0.52 and $0.43 as of June 30, 2000 and 1999, respectively. The weighted average exercise price of the warrants was $3.58 and $3.07 as of June 30, 2000 and 1999, respectively.

COMPREHENSIVE LOSS

        SFAS No.130 Reporting Comprehensive Income establishes standards of reporting and disclosure of comprehensive income and its components of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive loss consists of net unrealized loss on the change in the fair value of available-for-sale securities. The components of comprehensive loss for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          -------------------       -------------------
                                           2000         1999         2000         1999
                                          ------       ------       ------       ------
                                              (UNAUDITED)               (UNAUDITED)
Net Loss                                    (545)      (3,200)      (2,022)      (5,723)
Unrealized gain (loss) on securities          24           --          (25)          --
                                          ------       ------       ------       ------
Comprehensive loss                          (526)      (3,200)      (2,051)      (5,723)
                                          ======       ======       ======       ======

        Tax effects of comprehensive loss are not considered material. The components of accumulated other comprehensive loss at June 30, 2000 and December 31, 1999 were as follows (in thousands):


                                        JUNE 30,     DECEMBER 31,
                                         2000           1999
                                         ----           ----
Unrealized loss on securities             (83)           (58)
                                          ---            ---
Accumulated other comprehensive loss      (83)           (58)
                                          ===            ===

SEGMENT INFORMATION

        The Company's chief decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial statements. Therefore, the Company has concluded that it operates in one segment.

        For the six months ended June 30, 2000, one customer, Alternative Technology, accounted for 11.6% of total net revenues. For the six months ended June 30, 1999, sales to ADC Telecommunications accounted for 10.6% of total net revenues and sales to Macnica accounted for 10.5% of total net revenues.

        Geographic Information

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   ------------------      ------------------
                                    2000        1999        2000        1999
                                   ------      ------      ------      ------
                                      (UNAUDITED)             (UNAUDITED)
Total net revenues:
     North America                  4,081       1,822       7,313       3,214
     Asia Pacific                   2,296       1,213       3,940       1,887
     Europe and rest of world       2,734         946       5,014       1,979
                                   ------      ------      ------      ------
     Total net revenues             9,111       3,981      16,267       7,080
                                   ======      ======      ======      ======

        The Company operates worldwide and derives its revenue from the sale of products and source licenses. Total net revenues by geographic region reflects the destination of the product shipped.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company is currently reviewing the impact of SAB 101 on its consolidated financial position or results of operations.

In March 2000, the EITF published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which outlines the accounting criteria for costs related to the development of web sites. The Company will be required to adopt EITF Issue No. 00-2 in fiscal quarters beginning after June 30, 2000. The Company is in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on its consolidated financial position or results of operations.

In March 2000, the EITF published their consensus on EITF Issue No. 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." EITF

Issue No. 00-3 outlines the accounting criteria for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have material effect on its consolidated financial position or results of operations.

In March 2000, The FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This Interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.

NOTE 4. SUBSEQUENT EVENTS

On July 13, 2000 the Company signed a definitive agreement to acquire Workfire Technologies International, Inc. ("Workfire"), a developer of software for accelerating the performance of business-critical web applications and content over the Internet, intranets and extranets. Under the terms of the agreement, the Company will exchange 2,000,000 shares of its common stock for all of Workfire's outstanding common stock and options outstanding. Closing of the merger is subject to certain closing conditions and approval of the stockholders of both Workfire and its parent corporation, Workfire.com. The transaction is expected to close in the calendar quarter ending September 30, 2000 and will be accounted for as a purchase.


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

        Packeteer's products are deployed today by leading companies and service providers through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We use indirect channels to leverage the reach of our sales force to obtain worldwide coverage. Our sales force and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, United Kingdom and Australia.

        We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product, the PacketShaper 2000, in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. We began shipments of the PacketShaper 1000 and 4000 in October 1997. In April 2000, we began to ship the AppVantage line of products, the Packetshaper 1500, the Packetshaper 2500 and the Packetshaper 4500. Since inception, we have incurred significant losses and as of June 30, 2000, had an accumulated deficit of $28.8 million.

        In order to further the growth of our business, we sold 4,600,000 shares of common stock in our initial public offering on July 28, 1999, which raised approximately $62.6 million net of fees and expenses.

        We have a limited operating history. We have not achieved profitability on a quarterly or annual basis and we anticipate that we will incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues. These historical operating results are not necessarily indicative of the results for any future period.

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                     ----------------        ----------------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Net revenues:
  Product revenues                     95%         91%         95%         89%
  Licensing revenues                    5           9           5          11
                                     ----        ----        ----        ----
       Total net revenues             100         100         100         100
Cost of revenues                       31          27          31          27
                                     ----        ----        ----        ----
Gross margin                           69          73          69          73
Operating expenses:
  Research and development             22          32          23          31
  Sales and marketing                  47          81          50          80
  General and administrative           12          15          14          16
  Stock-based compensation              4          23           4          25
                                     ----        ----        ----        ----
       Total operating expenses        85         151          91         153
                                     ----        ----        ----        ----
Net loss from operations              (16)        (78)        (22)        (80)
Other income, net                      10          (2)         10          (1)
                                     ----        ----        ----        ----
Net loss                               (6)%       (80)%       (12)%       (81)%
                                     ====        ====        ====        ====

Total net revenues

        Our total net revenues consist primarily of product sales and, to a lesser extent, licensing fees from OEM partners. Our product revenues consist of sales of our PacketShaper and AppVantage lines of products. We recognize product revenues, with provision made for estimated returns, after the following events have occurred: the customer issues a noncancelable purchase order; a product has been shipped to the customer; and collection of the sales price is probable. Maintenance revenue is deferred and amortized over the period of the contract. Service revenue is recognized as the services are performed. Maintenance and service revenues to date have not been significant. We routinely analyze and provide, as necessary, reserves at the time of shipment for product returns and allowances. We have estimated these reserves based on our experience and other available information since we began shipping. These amounts have not been significant to date. Our ability to estimate these reserves is limited to the short history we have of shipping products. Our licensing revenues currently consist of licensing and maintenance fees, and royalty payments from unit sales of OEM products that incorporate our technology. We recognize OEM license fees, which include post-contract customer support, when the software has been shipped to the customer, the fees are fixed and determinable and there is evidence of the fair value of the post-contract customer support. When we do not have sufficient evidence of fair value of post-contract customer support for our OEM license arrangements, we recognize the revenues for these arrangements over the support period. OEM license maintenance fees are recognized over the support period.

        Total net revenues increased to $9.1 million in the three months ended June 30, 2000 from $4.0 million in the same quarter in the prior year, a year-over-year increase of 129%. Total net revenues for the six months ended June 30, 2000 increased to $16.3 million from $7.1 million in the six months ended June 30, 1999, an increase of 130%. Product revenues increased to $8.7 million for the three months ended June 30, 2000 from $3.6 million for the three months ended June 30, 1999, an increase of 141%. Product revenues increased to $15.5 million in the six months ended June 30, 2000 from $6.3 million in the six months ended June 30, 1999 due to the increased number of units sold as a result of increased channel and market development and product acceptance. Licensing revenues in the six months ended June 30, 2000 remained approximately consistent as compared to the six months ended June 30, 1999. Licensing revenue for the six months ended includes $423,000 of minimum royalty payments received from our OEM partners.

        During the six months ended June 30, 2000, one customer, Alternative Technology, accounted for 11.6% of total net revenues. Sales to the top 10 indirect channel partners accounted for 47.6% and 46.2% of total net revenues for the six months ended June 30, 2000 and June 30, 1999, respectively.

Cost of revenues

        Our cost of revenues consists primarily of the cost of finished products purchased from our turnkey manufacturer, documentation and other overhead costs. We outsource the manufacturing of the Packetshaper 1500, Packetshaper 2500, Packetshaper 4500 and the AppVantage line of products to SMTC Manufacturing Corporation. Our cost of revenue increased to $2.9 million in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999, an increase of 166%. Our cost of revenues increased to $5.1 million in the six months ended June 30, 2000 from $1.9 million in the six months ended June 30, 1999, an increase of 165%. The cost of revenues represented 31% and 27% of total net revenues during the six months ended June 30, 2000 and June 30, 1999, respectively. The percentage increase from June 30, 1999 was due to increases in manufacturing and overhead costs.

Research and development

        Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper and AppVantage lines of products and PacketWise software. Research and development expenses increased to $2.0 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999, an increase of 58%. For the six months ended June 30, 2000, research and development expenses increased to $3.7 million from $2.2 million for the six months ended June 30, 1999, an increase of 68%. The increase in research and development expenses for the six months ended June 30, 2000 was due to increases in personnel, consulting and related overhead costs. Research and development expenses represented 23% and 31% of total net revenues for the six months ended June 30, 2000 and June 30, 1999, respectively. The percentage decrease from June 30, 1999 was primarily due to increased total net revenues.

        During the six months ended June 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We expect these absolute dollar expenses to increase in the future as we continue to develop new products and enhance existing products.

Sales and marketing

        Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $4.3 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999, an increase of 32%. Sales and marketing expenses increased to $8.1 million in the six months ended June 30, 2000 from $5.7 million in the six months ended June 30, 1999, an increase of 43%. The increase reflects the hiring of additional personnel in connection with building our sales force, channel and increased marketing activities. Sales and marketing expenses represented 50% and 80% of total net revenues for the six months ended June 30, 2000 and June 30, 1999, respectively. The percentage decrease from June 30, 1999 was primarily due to increased total net revenues. We intend to pursue sales and marketing campaigns aggressively and therefore expect our absolute dollar expenses to increase in the future.

General and administrative

        General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $1.1 million for the three months ended June 30, 2000 from $609,000 for the three months ended June 30, 1999, an increase of 73%. General and administrative expenses increased to $2.3 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999, an increase of 98%. General and administrative expenses represented 14% and 16% of total net revenues for the six months ended June 30, 2000 and June 30, 1999, respectively. The percentage decrease from June 30, 1999 was primarily due to increased total net revenues. As we continue to add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.

Stock-based compensation

        Amortization of stock-based compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the deemed fair value per share of our common stock on the dates of grant for financial reporting purposes. The stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $723,000 and $1.8 million in the six months ended June 30, 2000 and June 30, 1999, respectively, leaving $1.5 million to be amortized in future periods.

Other income (loss), net

        Other income (loss), net consists primarily of interest income on our cash and investments offset by interest expense related to our line of credit, debt and capital lease obligations. For the three months ended June 30, 2000, interest income was $1.0 million offset by interest expense of $123,000. For the three months ended June 30, 1999, interest income was $104,000 offset by $192,000 in interest expense. For the six months ended June 30, 2000, interest income was $2.0 million offset by interest expense of $339,000. For the six months ended June 30, 1999, interest income was $198,000 offset by $272,000 in interest expense. The increase in interest income relates to increased interest income from our investments.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, issuance of subordinated debt and capital equipment leasing. Cash, cash equivalents and investments totaled $63.9 million at June 30, 2000, an increase of $56.1 million from June 30, 1999. The increase is due to the sale of common stock in our initial public offering in July 1999 and debt financing, partially offset by cash used in operations. Cash used in operating activities for the six months ended June 30, 2000 and June 30, 1999 was approximately $1.3 million and $3.2 million, respectively.

        Net cash provided by investing activities was $11.0 million for the six months ended June 30, 2000 and net cash used by investing activities was $1.6 million for the six months ended June 30, 1999. The increase in net cash provided by investing activities is primarily due to the sale of available-for-sale investments.

        Net cash provided by financing activities was $662,000 and $6.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively. The decrease in net cash provided by financing activities is due to decreased borrowings from our subordinated debt instruments and also due to the paydown of subordinated debt.

        We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources for facilities expansion and to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents, investments and cash generated from operations and available borrowings under our credit facilities, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

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

OUR LIMITED OPERATING HISTORY AND THE RAPIDLY EVOLVING MARKET WE SERVE MAKES EVALUATING OUR BUSINESS PROSPECTS DIFFICULT

        We were incorporated in January 1996 and began shipping our products commercially in February 1997. Because of our limited operating history and the uncertain nature of the rapidly changing market that we serve, we believe the prediction of future results of operations is difficult. As an investor in our common stock, you should consider the risks and difficulties that we face as an early stage company in a new and rapidly evolving market. Some of the specific risks we face include our ability to:

        o    execute our sales and marketing strategy;

        o maintain current and develop new relationships with key VARs, distributors, systems integrators and original equipment manufacturers, or OEMs; and

        o    expand our worldwide sales efforts.

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

        We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $5.9 million in 1997, $8.8 million in 1998, and $10.9 million in 1999. For the six months ended June 30, 2000, we incurred a loss of $2.0 million and as of June 30, 2000 we had an accumulated deficit of $28.8 million. Although our revenues have grown in recent quarters, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE OPERATING RESULTS MAY NOT MEET ANALYSTS' EXPECTATIONS AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

        We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. Our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. Our operating results are likely to fluctuate significantly in the future on both a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results to fluctuate include variations in:

        o    the mix of products we sell;

        o    the mix of channels through which those products are sold;

        o    the average selling prices of our products;

        o    the timing and size of orders and shipments of our products;

        o    the amount and timing of revenues from OEMs; and

        o    the amount and timing of our operating expenses.

        In the past, we have experienced fluctuations in operating results. For example, gross margin decreased from 69.6% for the six months ended December 31, 1997 to 61.8% for the six months ended June 30, 1998, primarily due to variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products, increased personnel expenses and costs associated with a facilities move. Sales and marketing expenses have fluctuated due to increased personnel expenses and expenditures related to trade shows and the launch of new products.

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

DEVELOPING STRONG OEM RELATIONSHIPS WILL BE TIME AND RESOURCE INTENSIVE AND MAY NOT RESULT IN THE SUCCESSFUL DEPLOYMENT OF OUR TECHNOLOGY AND PRODUCTS

        One aspect of our sales strategy is to develop relationships with OEM partners that will license our PacketWise software and incorporate it into their networking products. If we are not successful in entering into suitable OEM relationships, our ability to successfully deploy our PacketWise software and build brand awareness would be harmed. The development of OEM relationships generally involves a considerable amount of management time and company resources as potential OEM partners evaluate the viability of integrating our technology. We cannot assure you that potential OEM partners will enter into relationships with us after we have expended these efforts and costs. In addition, even if we are successful in entering into OEM relationships, we cannot assure you that our current or future OEM partners will be able to integrate our technology into commercially viable products on a timely basis. Furthermore, we cannot assure you that our OEM partners will give a high priority to the marketing and sale of products which incorporate our technology or that our OEM partners will not develop competitive products and decide to terminate or minimize their relationships with us. The failure to build and maintain successful OEM relationships would have a negative effect on the deployment of our technology and products.

IF WE ARE NOT ABLE TO MAINTAIN CURRENT AND FUTURE OEM RELATIONSHIPS, OUR BUSINESS WILL BE HARMED

        We may be unable to retain our current or future OEM partners. Generally, OEM relationships can be terminated with little or no notice. Our OEM agreements with ADC Telecommunications, Inc., Adtran, Inc., Skystream Networks, Inc., and Intel Corporation are not exclusive and the initial terms range from one to five years, with no obligation to renew their respective agreements with us. We expect to enter into similar OEM relationships in the future. If our relationship with any current or future OEM partner is terminated by either party, we may not be successful in replacing such partner on a timely basis or at all with another suitable OEM partner.

OUR RELIANCE ON OEM PARTNERS FOR THE SALE OF OUR PRODUCTS MAKES IT DIFFICULT TO MANAGE AND FORECAST PRODUCTION AND DELIVERY SCHEDULES AND SALES EXPECTATIONS

        Our inability to forecast the level of orders from OEM partners may make it difficult to schedule production, manage our contract manufacturers and forecast sales. The level and timing of orders placed by OEM partners who purchase hardware from us may vary due to many factors including OEM partners' attempts to balance their inventories, changes in the OEM partners' manufacturing strategies and variation in demand for their products. Due to product life cycles and competitive and economic conditions, these OEM partners generally do not commit to firm production schedules in advance. Anticipated orders from our current or future OEM partners may not materialize or delivery schedules may be deferred as a result of changes in customer's business needs. These order fluctuations and deferrals will harm our business.

PACKETEER'S PRODUCT LINES CURRENTLY CONSISTS OF THE PACKETSHAPER AND APPVANTAGE SYSTEMS AND PACKETWISE SOFTWARE, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

        All of our current revenues and a significant portion of our future growth depends on the commercial success of our PacketShaper and AppVantage lines of products and PacketWise software, which are the only products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the PacketShaper and AppVantage lines of products or PacketWise software, our revenues will not grow significantly.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

        The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54.7% of our total net revenues in 1998, 54.9% of our total net revenues in 1999 and 55.0% of our total net revenues in the six months ended June 30, 2000. In particular, sales to customers in the Asia Pacific region accounted for 31.0% of our total net revenues in 1998, 26.0% of our total net revenues in 1999, and 24.2% of our total net revenues in the six months ended June 30, 2000. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

        A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the six months ended June 30, 2000 one of our customers, Alternative Technology, accounted for 11.6% of total net revenues. For the six months ended June 30, 1999, ADC Telecommunications and Macnica, Inc. accounted for 10.6% and 10.5% of total net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW

        Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The bandwidth management solutions market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes could also significantly reduce demand for our product. Alternative technologies, including packet-queuing technology, could achieve widespread market acceptance. Our future success will depend in large part upon our ability to:

        o    develop and maintain competitive products;

        o enhance our products by adding innovative features that differentiate our products from those of our competitors;

        o    bring products to market on a timely basis at competitive prices;

        o identify and respond to emerging technological trends in the market; and

        o respond effectively to new technological changes or new product announcements by others.

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

OUR RELIANCE ON SMTC CORPORATION FOR ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THESE THIRD PARTY MANUFACTURERS FAIL TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS

        We currently contract with SMTC Corporation, for the manufacture of all of our current products. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

        o    reduced control over delivery schedules;

        o the potential lack of adequate capacity during periods of excess demand;

        o    manufacturing yields and costs;

        o    quality assurance; and

        o increases in prices and the potential misappropriation of our intellectual property.

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

OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT WE FIND AFTER THE PRODUCTS HAVE BEEN SOLD, WHICH COULD NEGATIVELY AFFECT OUR REVENUES AND THE MARKET ACCEPTANCE OF OUR PRODUCTS AND INCREASE OUR COSTS

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

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION, UNFAVORABLE ACCOUNTING CHARGES AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

        On July 13, 2000, we entered into an agreement to acquire Workfire Technologies International, Inc. pursuant to which Workfire will merge with one of our wholly-owned subsidiaries. In addition, we continually evaluate strategic acquisitions of other businesses. Our consummation of the acquisition of Workfire or of other businesses would subject us to a number of risks, including the following:

        o difficulty in integrating the acquired operations and retaining acquired personnel;

        o limitations on our ability to retain acquired distribution channels and customers;

        o diversion of management's attention and disruption of our ongoing business; and

        o limitations on our ability to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies.

        We may not successfully overcome problems encountered in connection with our acquisition of Workfire or other potential acquisitions. In addition, our acquisition of Workfire will, and other acquisitions could harm our operating results by diluting our stockholders' equity and requiring us to amortize acquisition expenses and acquired assets. Further, potential acquisitions could cause us to incur additional debt.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

        Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have four issued U.S. patents, one published patent, and nine pending patent applications including one for which we have received a notice of allowance. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

        We currently anticipate that our existing cash and investment balances and available line of credit will be sufficient to meet our liquidity needs for the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

        In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities and we have entered into an agreement to acquire Workfire Technologies International, Inc., a developer of software for accelerating the performance of business-critical web applications and content over the Internet, intranets and extranets. This acquisition any future transaction of this nature could require potentially significant amounts of capital. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO CONTROL ALL MATTERS REQUIRING STOCKHOLDER APPROVAL INCLUDING DELAYING OR PREVENTING A CHANGE IN OUR CORPORATE CONTROL

        Our executive officers and directors and their affiliates together control approximately 32.6% of the outstanding common stock as of July 31, 2000. As a result, these stockholders, if they act together, may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Packeteer, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Packeteer and might affect the market price of our common stock.

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF PACKETEER MORE DIFFICULT, WHICH COULD LOWER THE MARKET PRICE OF OUR COMMON STOCK

        Our corporate documents and Section 203 of the Delaware General Corporation Law could discourage, delay or prevent a third party or a significant stockholder from acquiring control of Packeteer. In addition, provisions of our certificate of incorporation may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving Packeteer. Any of these anti-takeover provisions could lower the market price of our common stock and could deprive our stockholders of the opportunity to receive a premium for their common stock that they might otherwise receive from the sale of Packeteer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fixed Income Investments

        Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Our exposure to market risks for changes in interest rates relate primarily to the Company's investment portfolio. The Company's investment portfolio primarily consists of investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. We do not expect any material loss with respect to our investment portfolio.

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

                                                         JUNE 30, 2000            DECEMBER 31, 1999
                                                    -----------------------    ----------------------
                                                                  WEIGHTED-                 WEIGHTED-
                                                                   AVERAGE                   AVERAGE
                                                    CARRYING      INTEREST     CARRYING     INTEREST
                                                     AMOUNT         RATE        AMOUNT        RATE
                                                    --------      ---------    --------      --------
Cash Equivalents:
Commercial paper, market auction preferred
  and corporate notes and bonds                      $28,764         6.58%      $17,727         6.20%
Short-term investments:
Corporate notes and bonds and medium-term notes       24,899         6.98%       37,918         5.91%
Long-term investments:
Corporate notes and bonds and medium-term notes        9,078         7.14%        7,686         6.56%
                                                     -------                    -------
 Total investment securities                         $62,741         6.82%      $63,331         6.07%
                                                     =======                    =======

Foreign Exchange

        We develop products in the United States and sell in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars; thus, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

        The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer has used $5 million to repay two separate notes payable of $2.5 million each. The remaining $57.6 million of the net proceeds are expected to be used for general corporate purposes, including working capital, product development and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under "Factors That May Affect Future Results". A portion of the net proceeds may also be used for expansion of facilities, to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer's net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on May 24, 2000:

1. The following persons were elected as directors of the Company to serve until the 2003 Annual Stockholders' Meeting or until their successors are elected and qualified with the votes indicated beside their respective names:

        Schedule of votes cast for each director:

                                    Votes For                  Votes Withheld
                                    ----------                 --------------
    Peter T. Morris                 21,701,165                     440,793
    Robert L. Packer                21,754,589                     390,369

2. A proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by the vote of 22,135,990 shares for; 3,065 shares withheld or voted against the proposal; and 2,303 shares abstained.

Item 5. Other information

        On July 13, 2000, Packeteer entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") under which the Company, through it's wholly-owned subsidiary, Workfire Acquisition Corp., a Delaware corporation, will merge with and into Workfire Technologies International, Inc., a Nevada corporation ("Workfire"), a wholly-owned subsidiary of Workfire.com, a Nevada corporation ("Workfire Parent"). Pursuant to the Agreement, Workfire will be the surviving corporation to the merger and will become a wholly-owned subsidiary of Packeteer.

        Under the terms of the agreement, Packeteer will issue 2,000,000 shares of its common stock (including options to purchase common stock to be issued to Workfire option holders) to Workfire Parent in exchange for all of the issued and outstanding stock of Workfire. Workfire Parent will then be required to liquidate and distribute its shares of Packeteer to its stockholders. The merger is intended to qualify as a tax-free reorganization and the parties expect to account for the transaction as a purchase.

        Closing of the merger is subject to certain closing conditions and approval of the stockholders of both Workfire and Workfire Parent. Workfire Parent and certain of its stockholders have agreed to vote their shares in favor of the merger. The transaction is expected to close in the calendar quarter ended September 30, 2000.

        Workfire is a developer of software for accelerating the performance of business-critical web applications and content over the Internet, intranets and extranets. After the acquisition, Workfire will continue to operate out of its facility in Kelowna, British Columbia, Canada, as Packeteer's Internet Acceleration Products group.

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

      EXHIBIT
       NUMBER   DESCRIPTION
       ------   -----------
        27.1    Financial Data Schedule

        B. Reports on Form 8-K

        None.

                                       Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                       PACKETEER, INC.

August 4, 2000
                                       /s/ David C. Yntema
                                       ------------------------------------
                                       David C. Yntema
                                       Chief Financial Officer and Secretary
                                       (Duly authorized Officer and Principal
                                       Financial and Accounting Officer)

                                INDEX TO EXHIBITS

      Exhibit
       Number   Description
       ------   -----------

        27.1    Financial Data Schedule