Form 10-Q
period 2000-09-30
PACKETEER INC
filed 2000-11-13
CIK 1011344

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            Yes [X]           No [ ]

There were 29,399,115 shares of the Company's Common Stock, par value $0.001, outstanding on October 31, 2000.

================================================================================

                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                 NO.
                                                                                -----
PART I                       FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999.....................................................     3

        Condensed Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 2000 and September 30, 1999.......     4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2000 and September 30, 1999................     5

        Notes to Condensed Consolidated Financial Statements..................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................    10

        Factors That May Affect Future Results...............................     15

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........     25


PART II                      OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................     26

Item 6. Exhibits and Reports on Form 8-K.....................................     26


SIGNATURES...................................................................     27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)




                                                            September 30,     December 31,
                                                                 2000              1999
                                                              ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  35,108         $  19,554
  Short-term investments                                         21,153            37,918
  Accounts receivable, net                                        7,275             3,931
  Inventories                                                     2,430               523
  Prepaids and other current assets                               1,253               506
                                                              ---------         ---------
          Total current assets                                   67,219            62,432
Property and equipment, net                                       1,765               755
Long-term investments and other long-term assets                  6,695             7,919
Goodwill and other intangible assets, net                        70,890                --
                                                              ---------         ---------
Total assets                                                  $ 146,569         $  71,106
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                              $   3,168         $   1,890
  Current portion of obligations under capital leases               689               339
  Current portion of notes payable                                   50             2,524
  Accounts payable                                                4,904             1,302
  Accrued compensation                                            1,875             1,480
  Other accrued liabilities                                       3,986             2,400
  Deferred revenue                                                2,024             1,212
                                                              ---------         ---------
          Total current liabilities                              16,696            11,147
Long-term liabilities                                               908               839

Common stock                                                         29                27
Additional paid-in capital                                      161,375            88,848
Accumulated other comprehensive loss                                 (3)              (58)
Deferred stock-based compensation                                (2,260)           (2,138)
Notes receivable from stockholders                                 (191)             (738)
Accumulated deficit                                             (29,985)          (26,821)
                                                              ---------         ---------
Total stockholders' equity                                      128,965            59,120
                                                              ---------         ---------
Total liabilities and stockholders' equity                    $ 146,569         $  71,106
                                                              =========         =========


   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)


                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                                 -------------------------         -------------------------
                                                   2000             1999             2000             1999
                                                 --------         --------         --------         --------
Net revenues:
  Product revenues                               $ 11,086         $  4,594         $ 26,575         $ 10,924
  Licensing revenues                                  418              425            1,197            1,175
                                                 --------         --------         --------         --------
          Total net revenues                       11,504            5,019           27,772           12,099

Cost of revenues                                    3,530            1,436            8,642            3,363
Amortization of developed technology                   78                -               78                -
                                                 --------         --------         --------         --------

Gross profit                                        7,896            3,583           19,052            8,736

Operating expenses:
Research and development (exclusive of stock
based compensation expense of $107 and $112 for
the three months ended September 30, 2000
and 1999 and $237 and $349 for the nine
months ended September 30, 2000 and 1999
respectively.)                                      2,265            1,509            6,005            3,729

Sales and marketing (exclusive of stock
based compensation expense of $210 and
$447 for the three months ended September
30, 2000 and 1999 and $686 and $1,771 for
the nine months ended September 30, 2000
and 1999 respectively.)                             5,181            3,718           13,246            9,374

General and administrative (exclusive of
stock based compensation expense of $58
and $111 for the three months ended
September 30, 2000 and 1999 and $175 and
$334 for the nine months ended September
30, 2000 and 1999 respectively.)                    1,238              805            3,502            1,947

Stock-based compensation                              375              670            1,098            2,454

Amortization of goodwill                              916                -              916                -
                                                 --------         --------         --------         --------
          Total operating expenses                  9,975            6,702           24,767           17,504
                                                 --------         --------         --------         --------

Net loss from operations                           (2,079)          (3,119)          (5,715)          (8,768)

Other income, net                                     938              193            2,551              119
                                                 --------         --------         --------         --------
Net loss                                         $ (1,141)        $ (2,926)        $ (3,164)        $ (8,649)
                                                 ========         ========         ========         ========

Basic and diluted net loss per share             $  (0.04)        $  (0.14)        $  (0.12)        $  (0.72)
                                                 ========         ========         ========         ========
Shares used in computing basic and
     diluted net loss per share                    27,248           20,202           26,623           12,005
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

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)




                                                                 Nine months ended
                                                                    September 30,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (3,164)        $ (8,649)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                 841              584
      Amortization of intangibles                                  998               --
      Other non-cash charges                                     1,192            2,691
      Changes in operating assets and liabilities:
        Accounts receivable                                     (3,370)             102
        Inventories                                             (1,907)            (531)
        Prepaids and other current assets                         (702)            (909)
        Accounts payable and other accrued liabilities           3,656            1,453
        Deferred revenue                                           812             (732)
                                                              --------         --------
Net cash used in operating activities                           (1,644)          (5,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (1,502)            (581)
Purchases of available-for-sale investments                    (25,623)         (20,249)
Sales of available-for-sale investments                         43,679            1,927
Acquisition, net of cash acquired                               (1,829)              --
Other assets                                                       (13)              14
                                                              --------         --------
Net cash provided (used) by investing activities                14,712          (18,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                       1,640           62,651
Net payments on stockholders' notes receivable                     547              103
Repurchase of common stock                                          --                1
Sale of stock to employees under the ESPP                        1,303               --
Borrowings under line of credit                                  2,343            2,147
Repayments of line of credit                                    (1,065)            (754)
Proceeds from notes payable                                         --            5,000
Payments of notes payable                                       (2,600)          (2,552)
Net proceeds from capital equipment lease                          318              403
                                                              --------         --------
Net cash provided by financing activities                        2,486           66,999
                                                              --------         --------
Net increase in cash and cash equivalents                       15,554           42,119
Cash and cash equivalents at beginning of period                19,554            2,550
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 35,108         $ 44,669
                                                              ========         ========


   See accompanying notes to the condensed consolidated financial statements.

                                 PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of Packeteer, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three and nine months ended September 30, 2000 and 1999, these financial statements and notes should be read in conjunction with Packeteer's audited consolidated financial statements and notes thereto, included in Packeteer's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 23, 2000.

        The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

        The accompanying condensed, consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity as a component of accumulated other comprehensive income/(loss). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

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

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):




                                                                     Three months ended                  Nine months ended
                                                                        September 30,                      September 30,
                                                                   -------------------------         -------------------------
                                                                     2000             1999             2000             1999
                                                                   --------         --------         --------         --------
Numerator:
     Net loss                                                      $ (1,141)        $ (2,926)        $ (3,164)        $ (8,649)
                                                                   --------         --------         --------         --------
Denominator:
     Basic and diluted:
        Weighted-average shares of common stock outstanding          27,674           21,632           27,049           13,786
        Less: weighted-average shares subject to repurchase            (426)          (1,430)            (426)          (1,781)
                                                                   --------         --------         --------         --------
        Weighted-average shares used in computing basic
           and diluted net loss per share                            27,248           20,202           26,623           12,005
                                                                   --------         --------         --------         --------
     Basic and diluted net loss per share                          $  (0.04)        $  (0.14)        $  (0.12)        $  (0.72)
                                                                   --------         --------         --------         --------


        The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):


                                                           September 30,
                                                        -------------------
                                                         2000         1999
                                                        ------       ------
Shares issuable under stock options                     3,635        2,845
Shares of unvested stock subject to repurchase            426        1,274
Shares issuable pursuant to warrants to purchase
  common stock                                             45          201

        The weighted average exercise price of outstanding stock options was $17.89 and $3.96 as of September 30, 2000 and 1999, respectively. The weighted average purchase price of unvested stock was $0.54 and $0.50 as of September 30, 2000 and 1999, respectively. The weighted average exercise price of the warrants was $3.58 and $3.07 as of September 30, 2000 and 1999, respectively.

COMPREHENSIVE LOSS

        SFAS No. 130 Reporting Comprehensive Income establishes standards of reporting and disclosure of comprehensive income and its components of net income and other comprehensive income. Accumulated other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive loss consists of net unrealized loss on the change in the fair value of available-for-sale securities. Comprehensive loss for the three and nine months ended September 30, 2000 and 1999 was as follows (in thousands):



                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                     ---------------------         ---------------------
                                      2000           1999           2000           1999
                                     ------         ------         ------         ------
Net Loss                             (1,141)        (2,926)        (3,164)        (8,649)
Unrealized gain on securities            80             --             55             --
                                     ------         ------         ------         ------
Comprehensive loss                   (1,061)        (2,926)        (3,109)        (8,649)
                                     ======         ======         ======         ======

        Tax effects of components of other comprehensive loss are not considered material. The components of accumulated other comprehensive loss were as follows (in thousands):




                                       SEPTEMBER 30,  DECEMBER 31,
                                           2000           1999
                                       -------------  ------------
Unrealized loss on securities                (3)           (58)
                                            ---            ---
Accumulated other comprehensive loss         (3)           (58)
                                            ===            ===

SEGMENT INFORMATION

        The Company's chief operating decision maker is considered to be Packeteer's CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, Packeteer has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

        For the nine months ended September 30, 2000, no single customer accounted for more than 10% of revenues. Revenues from Intel Corporation accounted for 12% of total net revenues in the three months ended September 30, 2000.

        Geographic Information



                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                     --------------------        --------------------
                                      2000          1999          2000          1999
                                     ------        ------        ------        ------
Total net revenues:
     North America                    4,489         2,343        11,803         5,556
     Asia Pacific                     3,609         1,949         8,623         3,344
     Europe and rest of world         3,406           727         7,346         3,199
                                     ------        ------        ------        ------
     Total net revenues              11,504         5,019        27,772        12,099
                                     ======        ======        ======        ======

        The Company operates worldwide and derives its revenue from the sale of products and source licenses. Total net revenues by geographic region reflect the destination of the product shipped.

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

NOTE 4. ACQUISITIONS

On September 13, 2000 Packeteer completed the acquisition of Workfire Technologies International, Inc. ("Workfire") for a total purchase price of $71.4 million in a transaction accounted for as a purchase. Workfire develops software that delivers extended internet services to internet users. Packeteer exchanged 1,836,517 shares of Packeteer common stock with a fair value of $64.3 million for all of the outstanding stock of Workfire. A total of 213,445 shares of stock were placed in an escrow account to secure and collateralize the indemnification obligations of Workfire shareholders to Packeteer. Packeteer also assumed all of the outstanding stock options of Workfire with a fair value of approximately $5.1 million. The options were valued using the Black Scholes option pricing model with the following assumptions: no dividends; 110% volatility; 4.5 years expected life; 6.1% for the risk-free interest rate. In addition, Packeteer paid certain liabilities of Workfire.com, who was the shareholder of Workfire, having an aggregate value of $380,000. There were also $1.5 million of direct transaction costs consisting primarily of professional fees related to this transaction.

The acquisition was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations for Workfire has been included with the Company's results since September 13, 2000.

NOTE 5. SUBSEQUENT EVENT

On October 31, 2000 Packeteer signed an operating lease with WTA Piercy, LLC for a twelve year period with monthly payments in the amount of $273,00 for the first twelve months. A deposit in the amount of $420,000 was paid to secure the lease.

The book value of tangible assets and liabilities acquired are assumed to approximate fair value. The goodwill and other intangible assets will be amortized on a straight-line basis over three years. Intrinsic value of unvested employee options assumed in the acquisition was calculated as of the consummation date and allocated to deferred stock compensation which will be amortized over the remaining vesting period of approximately 3 years.

The total purchase price paid for the acquisitions is summarized as follows (in thousands):

Common stock ..................................................      $64,326
Fair value of options assumed .................................        5,135
Cash consideration.............................................          380
Estimated transaction costs ...................................        1,530
                                                                     -------
      Total purchase price ....................................      $71,371
                                                                     =======

The preliminary allocation of the purchase price is presented below (in thousands):


Book value of net tangible assets of Workfire .................      $(1,613)
Deferred compensation .........................................        1,097
Developed and core technology .................................        5,620
Assembled workforce ...........................................          220
Goodwill ......................................................       66,047
                                                                     -------
      Net assets acquired .....................................      $71,371
                                                                     =======

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999 assuming Packeteer and Workfire had been combined on January 1, 1999 (in thousands, except per share data):

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                      -----------------------         -----------------------
                                                        2000            1999            2000            1999
                                                      -------         -------         -------         -------
Revenues                                               11,504           5,019          27,772          12,099
Net loss attributable to common stockholders           (1,483)         (3,099)         (4,194)         (9,178)
Basic and diluted net loss per share                    (0.06)          (0.14)          (0.16)          (0.66)
Shares used in pro forma per share computation         26,901          22,039          26,507          13,842



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

OVERVIEW

        Packeteer is a leading provider of Internet application infrastructure systems designed to enable businesses and service providers to ensure the quality of experience for networked applications and application services. Packeteer's advanced PacketWise software, the foundation of the Company's innovative PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera(TM) family of Internet acceleration appliances employs SSL acceleration and advanced content compression, transformation and caching technologies to significantly improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

        Packeteer's products are deployed today by leading companies and service providers through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We use indirect channels to leverage the reach of our sales force to obtain worldwide coverage. Our sales force and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, United Kingdom, Australia, Canada and Cayman Islands.

        We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product, the PacketShaper 2000, in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. We began shipments of the PacketShaper 1000 and 4000 in October 1997. In April 2000, we began to ship the AppVantage line of products, the PacketShaper 1500, the PacketShaper 2500 and the PacketShaper 4500. Since inception, we have incurred significant losses and as of September 30, 2000, had an accumulated deficit of $30.0 million.

        In order to further the growth of our business, we sold 4.6 million shares of common stock in our initial public offering on July 28, 1999, which raised approximately $62.6 million net of fees and expenses.

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



                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                           ------------------          ------------------
                                           2000          1999          2000          1999
                                           ----          ----          ----          ----
Net revenues:
  Product revenues                           96%           92%           96%           90%
  Licensing revenues                          4             8             4            10
                                           ----          ----          ----          ----
       Total net revenues                   100           100           100           100
Cost of revenues                             31            29            31            28
Amortization of acquired technology           1            --            --            --
                                           ----          ----          ----          ----
Gross margin                                 68            71            69            72
Operating expenses:
  Research and development                   19            30            21            31
  Sales and marketing                        45            74            48            77
  General and administrative                 11            16            13            16
  Stock-based compensation                    3            13             4            20
  Amortization of intangibles                 8            --             3            --
                                           ----          ----          ----          ----
       Total operating expenses              86           133            89           144
                                           ----          ----          ----          ----
Net loss from operations                    (18)          (62)          (20)          (72)
Other income, net                             8             4             9             1
                                           ----          ----          ----          ----
Net loss                                    (10)%         (58)%         (11)%         (71)%
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

        Total net revenues increased to $11.5 million in the three months ended September 30, 2000 from $5.0 million in the same quarter in the prior year, a year-over-year increase of 129%. Total net revenues for the nine months ended September 30, 2000 increased to $27.8 million from $12.1 million for the nine months ended September 30, 1999, an increase of 130%. Product revenues increased to $11.1 million in the three months ended September 30, 2000 from $4.6 million in the same quarter in the prior year, a year-over-year increase of 141%. Product revenues for the nine months ended September 30, 2000 increased to $26.6 million from $10.9 million for the nine months ended September 30, 1999, an increase of 143%. The increase in product revenues in each of the comparative periods was a result of increasing unit sales. Licensing revenues for the nine months ended September 30, 2000 includes $798,000 of minimum royalty payments received from our OEM partners.

        During the nine months ended September 30, 2000, no one customer accounted for more than 10% of total net revenues. Sales to the top 10 indirect channel partners accounted for 38.2% and 42.8% of total net revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively.

Cost of revenues

        Our cost of revenues consists primarily of the cost of finished products purchased from our turnkey manufacturer, documentation and other overhead costs. We outsource the manufacturing of the Packetshaper 1500, Packetshaper 2500, Packetshaper 4500 and the AppVantage line of products to SMTC Manufacturing Corporation. Our cost of revenue increased to $3.5 million in the three months ended September 30, 2000 from $1.4 million in the three months ended September 30, 1999, an increase of 146%. Our cost of revenues increased to $8.6 million in the nine months ended September 30, 2000 from $3.4 million in the nine months ended September 30, 1999, an increase of 157%. The cost of revenues represented 31% and 28% of total net revenues during the nine months ended September 30, 2000 and September 30, 1999,respectively. The percentage increase from September 30, 1999 was due to increases in manufacturing and overhead costs.

Amortization of acquired technology

        Amortization of acquired technology relates to the acquired technologies of Workfire Technologies International, Inc. ("Workfire"). The amortization of acquired technology was $78,000 for the three months and nine months ended September 30, 2000. The amortization of acquired technology represented less than 1% of revenues during the three month period ended September 30, 2000.


Research and development

        Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper and AppVantage lines of products and PacketWise software. Research and development expenses increased to $2.3 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999, an increase of 50%. For the nine months ended September 30, 2000, research and development expenses increased to $6.0 million from $3.7 million for the nine months ended September 30, 1999, an increase of 61%. The increase in research and development expenses for the nine months ended September 30, 2000 was due to increases in personnel, consulting and related overhead costs. Research and development expenses represented 21% and 31% of total net revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively. The percentage decrease from September 30, 1999 was primarily due to increased total net revenues.

        During the nine months ended September 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We expect these absolute dollar expenses to increase in the future as we continue to develop new products and enhance existing products.

Sales and marketing

        Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $5.2 million in the quarter ended September 30, 2000 from $3.7 million in the year-ago quarter and increased to $13.2 million in the first nine months of 2000 from $9.4 million in the first nine months of 1999. The increase reflects the hiring of additional personnel in connection with building our sales force, channel and increased marketing activities. Sales and marketing expenses represented 48% and 77% of total net revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively. The percentage decrease from September 30, 1999 was primarily due to increased total net revenues. We intend to pursue sales and marketing campaigns aggressively and therefore expect our absolute dollar expenses to increase in the future.


General and Administrative

        General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $1.2 million for the three months ended September 30, 2000 from $805,000 for the three months ended September 30, 1999, an increase of 54%. General and administrative expenses increased to $3.5 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999, an increase of 80%. General and administrative expenses represented 13% and 16% of total net revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively. The percentage decrease from September 30, 1999 was primarily due to increased total net revenues. As we continue to add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.


Stock-based compensation

        Amortization of stock-based compensation resulted from the granting of stock options to employees with exercise prices per share determined to be below the deemed fair value per share of our common stock on the dates of grant for financial reporting purposes. The stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $1.1 million and $2.5 million in the nine months ended September 30, 2000 and September 30, 1999, respectively, leaving $2.3 million to be amortized in future periods.

Amortization of Goodwill

        Amortization of goodwill relating to our September 2000 acquisition of Workfire aggregated $916,000 for the nine months ended September 30, 2000. In connection with the Workfire acquisition, we recorded goodwill of approximately $66.0 million, which is being amortized on a straight-line basis over a three-year period. In addition, we may have additional acquisitions in future periods which could give rise to additional goodwill being acquired. If we acquire additional goodwill, our acquisition related amortization may increase in future periods.

Other income (loss), net

        Other income (loss), net consists primarily of interest income on our cash and investments offset by interest expense related to our line of credit, debt and capital lease obligations. For the three months ended September 30, 2000, interest income was $1.1 million offset by interest expense of $126,000. For the three months ended September 30, 1999, interest income was $608,000 offset by $415,000 in interest expense. For the nine months ended September 30, 2000, interest income was $3.0 million offset by interest expense of $464,000. For the nine months ended September 30, 1999, interest income was $806,000 offset by $687,000 in interest expense. The increase in interest income relates to increased interest income from our investments.



LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, issuance of subordinated debt and capital equipment leasing. Cash, cash equivalents and investments totaled $62.7 million at September 30, 2000, a decrease of $2.2 million from September 30, 1999. The decrease was due to cash used in operations. Cash used in operating activities for the nine months ended September 30, 2000 and September 30, 1999 was approximately $1.6 million and $6.0 million, respectively.

        Net cash provided by investing activities was $14.7 million for the nine months ended September 30, 2000 and net cash used by investing activities was $18.9 million for the nine months ended September 30, 1999. The increase in net cash provided by investing activities is primarily due to the sale of available-for-sale investments.

        Net cash provided by financing activities was $2.5 million and $67.0 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. The decrease in net cash provided by financing activities for the nine months ended September 30, 1999 over the nine months ended September 30, 2000 is due to the proceeds raised from the issuance of common stock during the 1999 time period.

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

        -      expand our worldwide sales efforts.

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

         We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $5.9 million in 1997, $8.8 million in 1998, and $10.9 million in 1999. For the nine ended September 30, 2000 we incurred a loss of $3.2 million and as of September 30, 2000 we had an accumulated deficit of $30 million. Although our revenues have grown in recent quarters, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

IF THE APPLICATION TRAFFIC AND BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL

        The market for application traffic and bandwidth management solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.

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

DEVELOPING STRONG OEM RELATIONSHIPS WILL BE TIME AND RESOURCE INTENSIVE AND MAY NOT RESULT IN THE SUCCESSFUL DEPLOYMENT OF OUR TECHNOLOGY AND PRODUCTS

        One aspect of our sales strategy is to develop relationships with OEM partners that will license our PacketWise software and incorporate it into their networking products. If we are not successful in entering into suitable OEM relationships, our ability to successfully deploy our PacketWise software and build brand awareness would be harmed. The development of OEM relationships generally involves a considerable amount of management time and company resources as potential OEM partners evaluate the viability of integrating our technology. We cannot assure you that potential OEM partners will enter into relationships with us after we have expended these efforts and costs. In addition, even if we are successful in entering into OEM relationships, we cannot assure you that our current or future OEM partners will be able to integrate our technology into commercially viable products on a timely basis. Furthermore, we cannot assure you that our OEM partners will give a high priority to the marketing and sale of products that incorporate our technology or that our OEM partners will not develop competitive products and decide to terminate or minimize their relationships with us. The failure to build and maintain successful OEM relationships would have a negative effect on the deployment of our technology and products.

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

PACKETEER'S PRODUCT LINES CURRENTLY CONSIST OF THE PACKETSHAPER, APPVANTAGE AND APPCELERA SYSTEMS AND PACKETWISE SOFTWARE, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

        All of our current revenues and a significant portion of our future growth depends on the commercial success of our PacketShaper, AppVantage and Appcelera lines of products and PacketWise software, which are the only products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the PacketShaper, AppVantage and Appcelera lines of products or PacketWise software, our revenues will not grow significantly.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

        The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54.7% of our total net revenues in 1998, 54.1% of our total net revenues in 1999 and 57.5% of our total net revenues in the nine months ended September 30, 2000. In particular, sales to customers in the Asia Pacific region accounted for 31.0% of our total net revenues in 1998, 27.6% of our total net revenues in 1999 and 31.0% of our total net revenues in the nine months ended September 30, 2000. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

        A limited number of indirect channel partners have accounted for a large part of our revenue to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

OUR ACQUISITION OF WORKFIRE MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

        We may not realize the benefits from the acquisition of Workfire we completed on September 13, 2000. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key engineering personnel and professional consultants. This is particularly difficult because Workfire's operations are located in Canada and we are headquartered in California. Key personnel from Workfire may decide that they do not want to work for us. In addition, we may wish to integrate Workfire products into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

THE MERGER OF WORKFIRE INTO OUR COMPANY COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS

        If the benefits of the merger of Workfire into our company do not exceed the costs of the merger, including dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. We are not certain that we will be able to achieve our financial estimates if the anticipated revenue from the sale of products containing technology or other intellectual property acquired in the merger is not realized. In addition we have recorded goodwill and intangible assets of approximately $71.2 million in connection with the merger, which will be amortized over a period of three years.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER OF WORKFIRE INTO OUR COMPANY

        The market price of our common stock may decline as a result of the merger if:

        -   the integration of our company and Workfire is unsuccessful;

        - we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by the financial or industry analysts or investors; or

        - the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.

        The market price of our common stock could also decline as a result of factors related to the merger which may currently be unforeseen. A decline in the market price of our common stock could materially and adversely affect our operating results.

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION, UNFAVORABLE ACCOUNTING CHARGES AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

        We continually evaluate strategic acquisitions of other businesses. Our consummation of the acquisition of other businesses would subject us to a number of risks, including the following:

        - difficulty in integrating the acquired operations and retaining acquired personnel;

        - limitations on our ability to retain acquired distribution channels and customers;

        - diversion of management's attention and disruption of our ongoing business; and

        - limitations on our ability to successfully incorporate acquired technology and rights into our product and service offerings and maintain uniform standards, controls, procedures, and policies.

        We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, acquisitions could harm our operating results by diluting our stockholders' equity and requiring us to amortize acquisition expenses and acquired assets. Further, potential acquisitions could cause us to incur additional debt.

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

        Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. We currently have a small indirect channel partner and end-user service and support organization and will need to increase our staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre-and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel.

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

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW

        Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The application traffic and bandwidth management solutions market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes could also significantly reduce demand for our product. Alternative technologies, including packet-queuing technology, could achieve widespread market acceptance. Our future success will depend in large part upon our ability to:

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

        Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have five issued U.S. patents, one published patent, and eight pending patent applications including one for which we have received a notice of allowance. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

        In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. Any future acquisitions could require potentially significant amounts of capital. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

OUR EXECUTIVE OFFICERS AND DIRECTORS WILL BE ABLE TO CONTROL ALL MATTERS REQUIRING STOCKHOLDER APPROVAL INCLUDING DELAYING OR PREVENTING A CHANGE IN OUR CORPORATE CONTROL

        Our executive officers and directors and their affiliates together control approximately 24.9% of the outstanding common stock as of October 31, 2000. As a result, these stockholders, if they act together, may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Packeteer, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Packeteer and might affect the market price of our common stock.

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



                                                        SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                      -----------------------    ----------------------
                                                                    WEIGHTED-                  WEIGHTED-
                                                                     AVERAGE                    AVERAGE
                                                      CARRYING      INTEREST     CARRYING      INTEREST
                                                       AMOUNT         RATE        AMOUNT         RATE
                                                      --------      ---------    --------      --------
Cash Equivalents:
Commercial paper, market auction preferred
  and corporate notes and bonds                        $32,184        6.55%        $17,727        6.20%
Short-term investments:
Corporate notes and bonds and medium-term notes         21,153        7.09%         37,918        5.91%
Long-term investments:
Corporate notes and bonds and medium-term notes          6,244        7.27%          7,686        6.56%
                                                       -------                     -------
 Total investment securities                           $59,581        6.81%        $63,331        6.07%
                                                       =======                     =======


Foreign Exchange

        We develop products in the United States and sell in North America, Asia, Europe and in the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars; thus, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) During the quarter, the Company issued an aggregate of approximately
1.8 million shares of its common stock in exchange for the outstanding capital stock of Workfire Technologies International, Inc. The shares were issued pursuant to an exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended. The terms and conditions of such issuance were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

        (d) Use of Proceeds from Sales of Registered Securities. Packeteer commenced its initial public offering ("IPO") on July 28, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-79077). In the IPO, Packeteer sold an aggregate of 4.6 million shares of common stock (including an over allotment option of 600,000 shares) at $15.00 per share.

        The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer has used $5.0 million to repay two notes separate notes payable of $2.5 million each and has used $1.8 million in connection with the acquisition of Workfire. The remaining $55.1 million of the net proceeds are expected to be used for general corporate purposes, including working capital, product development and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under "Factors That May Affect Future Results". A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, however, Packeteer has no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer's net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

        Exhibit
        Number             Description
        --------           -----------
        10.18       Lease Agreement between Packeteer and WTA Piercy LLC dated
                    October 30, 2000
        27.1        Financial Data Schedule



        b. Reports on Form 8-K

            The Company filed one report on Form 8-K during the quarter ended September 30, 2000 to announce the completion of the acquisition of Workfire Technologies International, Inc.


                                    Signature


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                   PACKETEER, INC.


November 13, 2000                  /s/ DAVID C. YNTEMA
                                   --------------------------------------
                                   David C. Yntema
                                   Chief Financial Officer
                                   (Duly authorised Officer and Principal
                                   Financial and Accounting Officer)

                                 EXHIBIT INDEX



  Number                      Exhibit Description
  ------                      -------------------
   10.18          Lease Agreement between Packeteer and WTA Piercy LLC dated
                  October 30, 2000
   27.1           Financial Data Schedule (Filed Electronically)