Form 10-K
period 2000-12-31
PACKETEER INC
filed 2001-03-29
CIK 1011344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000 or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the common stock on the Nasdaq National Market System on February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $324,333,232. Shares of common stock held by each officer and director and by each person known by the Company to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's common stock, $0.001 par value, was 29,180,035 at February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this form 10-K is incorporated by reference from the Company's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2000.

                                ----------------
                                TABLE OF CONTENTS

Part I
           Item 1.       Business...........................................................................................     3
           Item 2.       Properties.........................................................................................    25
           Item 3.       Legal Proceedings..................................................................................    25
           Item 4.       Submission of Matters to a Vote of Security Holders................................................    25
Part II
           Item 5.       Market Registrant's Common Stock and Related Stockholder Matters...................................    25
           Item 6.       Selected Financial Data............................................................................    27
           Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation...............    28
           Item 7a       Quantitative and Qualitative Disclosures about Market Risk.........................................    33
           Item 8.       Financial Statements and Supplementary Data........................................................    34
           Item 9.       Changes and Disagreements with Accountants on Accounting and Financial Disclosure..................    52
Part III
           Item 10.      Directors and Executive Officers of the Registrant.................................................    52
           Item 11.      Executive Compensation.............................................................................    52
           Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................    52
           Item 13.      Certain Relationships and Related Transactions.....................................................    52
Part IV
           Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    52
Signatures..................................................................................................................    53

                                     PART I

ITEM 1. BUSINESS

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

OVERVIEW

     Packeteer is a leading provider of application performance infrastructure systems that are designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer's products -- powered by PacketWise software -- are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users' quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer's PacketShaper family of products, the PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera family of Internet acceleration appliances employs SSL acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

     Packeteer's products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels to leverage the reach of our sales force to obtain worldwide coverage. Our sales force and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, United Kingdom, Australia, Caymans and Canada. To date we have shipped more than 11,000 units.

     We were incorporated in Delaware in January 1996 and in February 1997, we began shipping our products. In this report, "Company", "Packeteer," "we," "us," and "our" refer to Packeteer, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

The Emergence of Internet Computing

     Today, both the Internet and its underlying protocol, TCP/IP, have grown to positions of prominence in enterprise networking. Protocols are predefined mechanisms for computers to communicate over networks. From its origins as a network connecting academic and government institutions, the Internet has evolved into an interactive communications and commerce platform supporting businesses' daily operations. Originally intended to accommodate non-interactive traffic such as file transfers and e-mail, the Internet and TCP/IP were designed with the basic goals of connectivity, versatility and bandwidth exploitation. With the evolution towards Internet computing, TCP/IP has become the communications fabric, or as it is commonly referred to in the technology industry, the underlying protocol of mission-critical enterprise networks. The Internet has enabled a new generation of interactive applications to deliver core business functions, including e-commerce, data access and information exchange, to a broad range of users. Leveraging the fundamental attributes of the Internet and TCP/IP, businesses, consumers and suppliers have become better connected. This rapid development of a vast connected economy has given rise to a new innovative business model, the Internet computing model.

The rapid emergence of Internet computing has had a significant effect on today's enterprise networks and has created new challenges for information technology managers. As more interactive business applications are developed using web-enabled versions of enterprise software platforms, such as SAP R/3, Oracle, PeopleSoft and Baan, the amount of network data is increasing dramatically. E-commerce extends the confines of the enterprise network across the Internet, making application performance difficult to ensure. Enterprise users access graphic-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access other non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.

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

THE PACKETEER SOLUTION

     Packeteer is a leading provider of application performance infrastructure systems that are designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer's products -- powered by PacketWise software -- are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users' quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer's PacketShaper family of products, the PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera family of Internet acceleration appliances employs SSL acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

     PacketWise software is at the core of our bandwidth management solutions and is embedded in Packeteer-manufactured products, basically hardware platforms, based on Intel-compatible microprocessor technologies, that run various configurations of the PacketWise software and OEM-manufactured products. Our PacketShaper products provide customers with solutions designed to be deployed easily and cost-effectively without additional investment in or impact to network equipment, software or infrastructure. In addition, by working with OEM partners to embed PacketWise technology into their networking products, we are able to address new market opportunities that are outside the scope of our PacketShaper family of products.

     As the enterprise network increasingly extends to include the Internet, network managers are challenged with managing the dynamic growth in critical and non-critical traffic. Each particular application and type of traffic -- such as transactions, file transfers, voice or streaming multimedia -- requires a tailored management strategy to ensure optimal performance. Our solutions are based on a comprehensive four-step methodology that provides the elements for effective bandwidth management:

     I. Discover and Classify Traffic. Currently, PacketShaper automatically detects and identifies over 300 types of traffic. Network managers can refine traffic categories based on application, protocol, web page, addresses, users and host names. In addition, managers can define criteria to recognize proprietary applications so that PacketShaper automatically classifies the associated traffic. Sophisticated traffic classification enables network managers to understand network congestion and to precisely target bandwidth-allocation policies.

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

STRATEGY

     Our objective is to be the leading provider of application performance infrastructure systems that give enterprises and service providers a new layer of control for applications delivered across intranets, extranets and the Internet. Key elements of our strategy include:

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

     Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the telecommunications service provider market and currently have numerous telecommunications service provider customers, including: BIGLOBE, a wholly owned subsidiary of NEC Corporation; NTT Corporation; Singapore Cable, Fujitsu Cable, EasyNet and Hewlett Packard. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our PacketShaper and PacketWise solutions enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.

     Expand Presence in the Application Service Provider Market. We are actively pursuing opportunities in the application service provider market and currently have numerous application service provider customers, including Aristasoft, AT&T, Vistorm, Macquarie and NTT Communications, that are currently using our application service provider product, AppVantage. AppVantage is the industry's first policy-based application subscriber management (ASM) system for the rapidly growing application service provider (ASP) market. The AppVantage system provides an application infrastructure that designed to enable ASPs to quickly and cost-effectively deliver secure, measured and performance-assured application services tailored to the needs of specific markets and customers. The system is the first ASP-tailored platform to deliver a clearly defined service demarcation point between ASPs and their customers and delivery-chain partners; provide and enforce quality of service (QoS) application-specific service level agreements (SLAs); and enable application-specific billing. AppVantage will benefit ASPs by enabling faster time-to-market for new services, reduced service cost basis and increased revenues.

     Continue to Build Indirect Distribution Channels. We believe we have built a worldwide distribution channel. We currently have over 100 VARs, distributors, systems integrators and OEMs, that sell our products in over 50 countries. These relationships include: Alternative Technology, ACAL Nederlands; Syncordia Solutions, a division of British Telecommunications PLC; First Technology, a subsidiary of Comparex Holdings; Compaq Computer Corporation; Datacraft Asia Ltd.; Encom Information Systems Co.; Future Link Europe; Macnica, Inc.; Net One Systems Co., Ltd.; Nissho Electronics Corporation; Unisys Latin America; and Williams Communications Solutions, LLC. Recently, we entered into an agreement with IBM to distribute our products globally. We intend to continue to develop and support new VAR and distribution relationships, as well as to establish additional indirect channels with service providers, systems integrators and OEMs. We believe this strategy will enable us to increase the worldwide deployment of our products.

     Develop OEM Relationships to Broaden PacketWise Deployment. We have designed our PacketWise software in distinct modules to integrate with network hardware platforms offered by other vendors. This integration brings Packeteer's unique capabilities into markets where QoS is required but is beyond the scope of the PacketShaper offering. We currently have two software OEM relationships. ADC Telecommunications has licensed portions of our PacketWise software to incorporate in its networking products. Adtran has licensed PacketWise technology to enable classification and partitioning in managed network services products. In addition, NEC and Intel both sell PacketShaper with PacketWise software under their own labels. These private label relationships allow our products to reach consumers and markets that we would have difficulty reaching alone. With NEC, we have partners in Asia that provide local account management. We intend to pursue additional OEM relationships in order to drive the proliferation of our technology in enterprise and service provider networks.

     Extend Bandwidth Management Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy setting capabilities, precise rate control expertise and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, functionality by identifying and managing additional applications or traffic types, and modularity by taking individual components of Packetwise together or on a stand-alone basis of our existing bandwidth management solutions and to develop new leading-edge technologies for emerging markets. This includes extending our bandwidth management solutions to incorporate in-depth application-management techniques that will improve performance over the Internet and reduce bandwidth requirements. We plan to extend our current portfolio by offering PacketWise-defined solutions that target the specific needs of three primary market opportunities: application service-level management, enterprise bandwidth management and service provider bandwidth management.

PRODUCTS

     Packeteer's products -- powered by PacketWise(TM) software -- enable enterprises and service providers to measure, control, accelerate and validate the performance of networked applications and managed application services.

     PacketShaper. PacketShaper is an application-based traffic and bandwidth management system designed to deliver predictable, efficient performance for applications running over the WAN and Internet. The PacketShaper(R) Enterprise Edition is an application bandwidth management system that provides effective application QoS using state-of-the-art bandwidth, traffic, service-level and policy management technology. The PacketShaper ISP Edition is an Internet bandwidth management platform that enables service providers to create differentiated services through fast and efficient bandwidth provisioning and management. With over 10,000 units shipped worldwide in Global 2000 enterprises and service providers, PacketShaper is the market leader in bandwidth management systems. The PacketShaper product line currently includes the 1500, 2500, 4500 and 6500 Enterprise Editions and 4500 and 6500 ISP Editions.

     AppVantage. Especially designed for emerging managed application services, the AppVantage family of Application Service Management (ASM) systems provides the essential software needed to deliver measured and performance-assured application services. In addition to PacketWise core QoS technologies, which include application-based bandwidth, traffic, performance service-level and policy management, AppVantage incorporates service-level mediation capabilities that allow service providers to define clear service boundaries with customers and create enforceable service-level agreements. It also enables application performance reporting and billing models. AppVantage is ideally suited for service providers who are delivering, hosting or providing infrastructure for managed applications services. These include application service providers
(ASPs), hosting service providers (HSPs), management service providers (MSPs) and Application Infrastructure Providers (AIPs). The AppVantage product line currently includes the ASM-30, ASM-50, ASM-70 and ASM-90 Series.

     AppCelera. A new line of products designed to accelerate the performance of Internet applications, AppCelera ICX (Internet Content Accelerator) is an advanced content acceleration product that can reduce web response-times by 50% or more by accelerating web content delivery all the way to the user's desktop. It combines content compression, transformation and caching technologies to improve web application performance across the bandwidth-constrained last mile connections while reducing both server and bandwidth resource consumption. AppCelera ISX (Internet Security Accelerator) is designed to speed up processing of secure web content by offloading resource-intensive security processing from the server onto the ISX platform. Products include the AppCelera ICX-55, ICX-75 and ISX-50.

     PolicyCenter(TM). A directory-based policy management application that enables Packeteer's enterprise and service provider customers to broadly deploy, scale and manage application QoS throughout the network, PolicyCenter is an LDAP directory-enabled application running under Windows NT that enables customers to centrally administer and update PacketShaper and AppVantage policies, software versions, and device status for Packeteer-based networks.

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

     Relying only on more basic protocols to classify traffic prevents network managers from discovering important traffic trends and limits policy setting policy setting. Sophisticated traffic types such as voice calls over networks based on Internet Protocol, or VoIP, Oracle 8, TN3270, Citrix, and Microsoft DCOM cannot be identified using rudimentary traffic classification schemes. PacketShaper identifies traffic markers, detects changing, or dynamic, port assignments and tracks transactions with changing port assignments. This sophisticated traffic classification allows network managers to set policies and control the traffic related to an individual application, session, client, server or traffic type. PacketShaper permits a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. For example, non-critical applications such as web browsing and music downloading through peer-to-peer applications and mission-critical applications such as Citrix, Oracle or SAP and critical web sites are all assigned to the same TCP port number on a network but can be individually classified using PacketShaper.

     PacketShaper needs no assistance from network managers to automatically detect and identify over 300 traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can define proprietary applications so that their traffic can be recognized and reported. Our PacketShaper technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We continuously enhance PacketShaper's classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria -- for example, Oracle traffic to or from a particular database. The PacketShaper automatically classifies over 300 different traffic types, some of which are listed below. The traffic types are named either with their associated protocol or application and are grouped according to the class of application which generated that traffic. Each traffic type has an associated protocol which allows it to be recognized on the network.

                     STREAMING MEDIA   NETWORK           ROUTING             DATABASE         E-MAIL,            GAMING SYSTEMS
                     AND MUSIC P2P     MANAGEMENT        AURP                Oracle 7/8i      COLLABORATION,     Doom
ERP                  WindowsMedia      PROTOCOL          BGP                 FileMaker Pro    MESSAGING          Quake I, II, & III
SAP                  Multi-cast        ICMP by           EGP                 MS SQL           Microsoft          Kali
Oracle Java             NetShow           packet type    EIGRP               Progress            DCOM (MS        Asheron's Call
   Client            Real Audio        SYSLOG            OSPF                                    Exchange)       Battle.net
Baan                 Streamworks       SNMP              RIP                                  SMTP               Diablo II
JD Edwards           RTSP              NTP               RARP                                 cc:MAIL            Half-Life
                     MPEG              Cisco Discovery   Spanning Tree                        Biff               MSN Zone
CLIENT/SERVER APPS   ST2               Microsoft SMS     CBT                 FILE SERVER      POP3               Starsiege Tribes
CORBA                SHOUTcast         RSVP              PIM                 NFS              POP3 Kerberos      Unreal
SunRPC (dyn port)    QuickTime                           IGMP                NetBIOS-IP       IMAP               Yahoo! Games
Java Rmt Mthd        RTP               DIRECTORY         DRP                 Lockd            LotusNotes MSSQ
FIX (Finance)        AudioGalaxy       SERVICES          IGP                 AFS              Novell
MATIP (Airline)      Napster           Finger                                Novell              GroupWise       PUSH
MeetingMaker         Gnutella          LDAP              LEGACY LAN             NetWare5      Yahoo! Messenger   Marimba
OpenConnect          Imesh             DNS               AND NON-IP                           MSN Messenger      PointCast
   JCP               Scour             RADIUS            AppleTalk           SECURITY         AOL Instant        Backweb
Folding@Home                           Kerberos          DECnet              PROTOCOL            Messenger       EntryPoint
                     VOICE OVER IP     TACACS            IPX                 DLS              I Seek You Chat
INTERNET             CUSeeMe           CRS               SNA                 L2TP
HTTP                 H.323             DHCP              FNA                 PPTP             PRINT              MISC
  URL                T.120             DPA               LAT                 IPSEC            LPR                Time Server
  Web browser        RTP               Ident             NetBEUI             GRE              TN5250p            Date-Time
  Mime type          RTCP              WINS              AFP                 DPA              TN3287
FTP, Passive FTP     VDOPhone          whois                                 ISAKMP/IKE       IPP
SSL                  Micom VIP                           THIN CLIENT OR         key exchange
NNTP                 I-Phone           HOST ACCESS       SERVER BASED        SOCKS Proxy
IRC                  Clarent           TN3270            Citrix                               SESSION
Gopher               MCK Commun.       TN5250              Published Apps                     Telnet
UUCP                                   Attachmate           and VideoFrame                    Timbuktu
SSHTCP                                 SHARESUDP         RDP/Terminal                         REXEC
IP, UDP, TCP                           ATSTCP               Server                            rlogin
IPv6                                   SMTBF                                                  Xwindows
TFTP                                   Persoft                                                VNC
ActiveX                                  Persona

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

Precise Rate Control

     One of TCP/IP's primary weaknesses is an inability to guarantee QoS. Unlike systems network architecture, or SNA, and asynchronous transfer mode, or ATM, protocols, which have an embedded concept of rate, TCP/IP's attempts to consume all available bandwidth conflict with the goal of predictable, consistent, mission-critical application performance. PacketShaper's standards-based TCP rate control technology overcomes TCP/IP's shortcomings by proactively preventing congestion on both inbound and outbound flows and increasing overall network throughput. Rather than discarding packets from a congested queue, TCP rate control paces packet delivery to prevent congestion. Rate control uses the remote user's access speed and real-time network latency to calculate the optimal transmission speed. Evenly paced packet transmissions, instead of packet bursts which consume all available bandwidth, yield significant efficiency gains in the network. TCP rate control is a proactive and precise way to increase network efficiency by avoiding retransmissions and packet loss and it creates a smooth and even flow rate that maximizes throughput. By employing TCP rate control, PacketShaper manages the majority of traffic at the access link before network congestion occurs.

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

     For example, VoIP is an UDP-based application that is particularly latency-sensitive, requiring packets to be evenly spaced to eliminate jitter. PacketShaper enhances VoIP performance in two ways. First, PacketShaper manages competing traffic by using rate control to constrain bursty TCP traffic. In addition, a rate policy for VoIP gives a minimum bandwidth guarantee to each flow, ensuring that each voice stream gets the bandwidth it needs for predictable performance. When there is a lull in the conversation, any unused bandwidth is re-allocated to other traffic.

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

     PacketShaper breaks each response-time measurement into network delay, the time spent in transit, and server delay, the time the server is used to process the request. It can highlight clients and servers with the slowest performance. PacketShaper allows network managers to set acceptability standards and then track whether performance adheres to the standards.

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

Scaleable Configuration

     Large deployments require tools to ease the process of updating tens or hundreds of PacketShapers that are distributed throughout the network. To address these requirements, Packeteer offers its own centralized management tools, PolicyCenter and Report Center. In addition, Packeteer aligns with industry standards and integrates with third-party tools.

     Other third party management tools that Packeteer products integrate with include Infovista, Micromuse and HP OpenView.

Web Server Acceleration

           This software technology, represented by the AppCelera ISX-55 and ISX-75, accelerates the transmission and rendering speed of Internet applications by compressing traffic from end-to-end and dynamically increasing the throughput of the low and medium speed connections. The software does this using dynamic, static and variant content caching together with content-aware compression and transformation techniques for an increase in performance. The software determines the type of content, speed of access, and type of browser and automatically optimizes the speed of delivery and rendering of information. By combining caching with compression, this technology accelerates delivery of business content and Internet applications to the user. This approach solves the last mile problem of low to medium speed Internet connections that is not addressed by today's reverse-proxy and network-based caching solutions.

CUSTOMERS

     We sell all of our products primarily through indirect channel partners. The following is a representative list of our indirect channel partners by geographic region:

                                                               EUROPE, AFRICA
                 NORTH AND SOUTH AMERICA                     AND THE MIDDLE EAST                            ASIA
          -----------------------------------         --------------------------------           ----------------------------
          AmeriNet, Inc.                              ACAL Nederlands bv                         AsiaSoft HK Ltd.
          Alternative Technology                      Access Networks                            Axishost Pte. Ltd.
          Bay Data Consultants                        Activis, Ltd.                              Datacraft Asia Ltd.
          Charter Communications                      ADAnet IIS Communications                  Datapro Infoworld
          Combyte USA, Inc.                           Alcatel Business Systems                   Encom Information Systems Co.
          Comdisco Computer Corp.                     Antea Consulting                           Express Data
          Compaq Computer Corp.                       Data Construction                          Kanematsu Electronics Ltd.
          C/Soft Inc.                                 First Technology                           Lan Systems Pty Ltd.
          Future Link MicroVisions                    Future Link Europe                         Macnica, Inc.
          GTC Systems, Inc.                           Grupo Antea                                Nissho Electronics Corporation
          Information Systems Group, Inc.             Iperformances                              RBR Networks Pte. Ltd.
          IBM                                         Miel                                       SunRise Information Co. Ltd.
          Intel                                       Q&I Nederland bv                           Teledata (Singapore) Ltd.
          M-13                                        Westcon UK Ltd.                            Transition Systems (M) Sdn. Bhd.
          NETPLEX Systems, Inc.                                                                  Unitech Computer Systems Limited
          Ocean Systems Engineer/ITI
          (OSEC)
          Solunet, Inc.
          Unisys Corp. through LACD
          Williams Telecommunications

     The following is a representative list of end users that have deployed multiple PacketShapers:

                                             ENTERPRISES                                                    SERVICE PROVIDERS
            ----------------------------------------------------------------------                 --------------------------------
            ABM Industries Incorporated               Johnson & Johnson                            AT&T
            American Bottling Company                 Korea Exchange Bank                          Aristasoft
            Autodesk, Inc.                            Mitchell International, Inc.                 BIGLOBE
            Borden Chemical Inc.                      Motorola, Inc.                               British Telecommunications PLC
            Boy Scouts of America                     Nokia                                        Cypress Communications
            Canon                                     Northwestern Mutual Life                     Macquarie
            Cytec Industries Inc.                           Insurance Company                      Nifty Corporation
            Charter Communications                    Omnitel                                      NTT Communications
            Daewoo Securities                         Pepsi                                        SONERA Technologies
            Domino's Pizza, Inc.                      Sharp                                        Telefonica de Espana
            EDS                                       Shell                                        Verio Inc.
            Grant Thornton International              Sony Pictures Entertainment                  Vistorm

            Hoechst Marion Roussel AG                 Staley/Tate & Lyle North America
            Hewlett-Packard Company                   Standard & Poor's
            IBM                                       Transamerica Corporation
            Intel                                     Unilever N.V.

     In 2000, one customer accounted for 12% of total net revenues. In 1999, no one customer accounted for more than 10% of total net revenues. Sales to the top 10 indirect channel partners accounted for 46% and 37% of total net revenues for the years ended December 31, 2000 and 1999, respectively.

     The following representative case studies of four of our current customers illustrate how some of our customers have deployed our products:

     Korean Exchange Bank. Korean Exchange Bank, or KEB, is one of the leading credit card service organizations in Korea with extensive branch networks. Sluggish web based banking services frustrated both customers and branch employees and ever-expanding IP traffic was slowing the performance of business-critical application using SNA, an enterprise protocol. In order to avoid the expensive WAN bandwidth upgrades that would be instantly consumed by non-urgent applications, KEB deployed PacketShapers at KEB's branch offices. The PacketShaper identified SNA traffic and makes sure it has access to the bandwidth it needs for timely performance-no matter how active IP is. In addition, PacketShaper separates KEB's service-oriented web traffic from casual web browsing and applies per-session bandwidth controls to prevent unwanted impact. KEB now has protected, predictable performance for both SNA and web-based applications without the expense of upgrading the WAN links at all 24 branches.

     Ciba Specialty Chemicals. Ciba Specialty Chemicals, or CSC, is one of the largest producer of specialty chemicals for consumer products. CSC was frustrated by expensive WAN links in South America and was uncertain about whether they were getting what they paid for. The PacketShaper was initially installed to identify the applications on the network and analyze their response times and share of capacity. They discovered that critical application performance suffered during spikes in bandwidth-hungry traffic from e-mails with large attachments, web browsing, and FTP flows. CSC used the PacketShaper's bandwidth-allocation policies to cap this bandwidth-hungry traffic and commit bandwidth to critical, time-sensitive traffic.

     ABM Industries. ABM Industries is a large industrial facilities contractor that implemented thin-client terminals with server-based, centralized applications in place of personal computers. However, the server-based applications competed with printing and Web traffic for bandwidth and mission critical application traffic was unpredictable. ABM deployed over 100 PacketShapers to ensure application performance. First, the traffic was discovered and classified; next, the traffic types were assigned priorities. These priorities ensure that the mission critical application traffic is control. The PacketShaper helped ABM avoid performance and productivity decreases associated with poorly managed WAN links.

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

MANUFACTURING

     We outsource our manufacturing, including warranty repair, to one contract manufacturer, SMTC located in San Jose, California. The manufacturing processes and procedures for this manufacturer are ISO 9002 certified. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand.

     We design and develop the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. Product testing and burn-in is performed by our contract manufacturer using tests and automated testing equipment that we specify. We also use inspection testing and statistical process controls to assure the quality and reliability of our products.

     We use a rolling seven-month forecast based on anticipated product orders to determine our material requirements. Lead times for the materials and components we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We submit purchase orders for quantities requested within 90 days. SMTC or Packeteer may terminate the contract without cause at any time. At that time the terminating party must honor all open purchase orders.

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

     Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our application performance infrastructure systems. Our marketing efforts include the following:

     - publication of technical and educational articles in industry magazines;

     -    public speaking opportunities;

     -    web site-based communication and promotion;

     -    industry tradeshows, technical conferences and technology seminars;
          and

     -    advertising, direct mail and public relations.

     We classify our distribution channels in the following categories:

     - Solutions Partners. We have established an indirect distribution channel which is comprised of a network of over 100 VARs, distributors and systems integrators that sell our solutions in over 50 countries. These solutions partners sell PacketShapers and other products that are complementary to our application performance infrastructure systems.

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

     As of December 31, 2000, our worldwide sales and marketing organization consisted of 66 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located in Bedminster, New Jersey; Schaumberg, Illinois; Cupertino, California; Dallas, Texas; and Tacoma, Washington. In addition, we have international sales offices located in Hong Kong; Sydney and Melbourne, Australia; Singapore; Tokyo, Japan; Kelowna, Canada; and Waddinxveen, The Netherlands.

     We believe there is a strong international market for our bandwidth management solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of North America accounted for 54% and 55% of our total net revenues in 2000 and 1999, respectively. In addition, sales to Asia Pacific accounted for 28% and 26% of our total net revenues in 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

     As of December 31, 2000, our research and development organization consisted of 66 employees, each with expertise in a different area of our software: core engineering, classification, configuration and reporting management, user interface and platform engineering. Since inception, we have focused our research and development efforts on developing and enhancing our application performance solutions.

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

COMPETITION

     We compete in a new, rapidly evolving and highly competitive sector of the Internet application infrastructure system market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco, CheckPoint and several small private companies which sell products that utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers' increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.

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

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have six issued U.S. patents and nine pending patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

EMPLOYEES

     As of December 31, 2000, Packeteer employed a total of 183 full-time employees. Of the total number of employees, 66 were in research and development, 52 in sales and customer service, 14 in marketing, 26 in operations and 25 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

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

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

     We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $9.4, $10.9 and $8.8 million in 2000, 1999 and 1998, respectively. As of December 31, 2000, we had an accumulated deficit of $36.2 million. Although our revenues have grown in recent quarters, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

     In the past, we have experienced fluctuations in operating results. These fluctuations resulted primarily from variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products, increased personnel expenses and costs associated with a facilities move. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our annual operating results.

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

IF THE APPLICATION TRAFFIC AND BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL

     The market for application bandwidth management solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.

IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRONG PARTNERING RELATIONSHIPS WITH OUR INDIRECT CHANNEL PARTNERS, OR IF THEIR SALES EFFORTS ON OUR BEHALF ARE NOT SUCCESSFUL, OUR SALES MAY SUFFER AND OUR REVENUES MAY NOT INCREASE

We rely primarily on an indirect distribution channel consisting of VARs, distributors, systems integrators and OEMs for all of our revenues. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

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

IF WE ARE NOT ABLE TO MAINTAIN CURRENT AND FUTURE OEM RELATIONSHIPS, OUR BUSINESS WILL BE HARMED

     We may be unable to retain our current or future OEM partners. Generally, OEM relationships can be terminated with little or no notice. Our recent OEM agreements with ADC Telecommunications, Inc., Adtran, Inc., Skystream Networks, Inc. and Intel Corporation are not exclusive and the initial terms range from one to five years, with no obligation to renew their respective agreements with us. We expect to enter into similar OEM relationships in the future. If our relationship with any current or future OEM partner is terminated by either party, we may not be successful in replacing such partner on a timely basis or at all with another suitable OEM partner.

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

OUR PRODUCT LINES CURRENTLY CONSIST OF THE PACKETSHAPER, APPVANTAGE AND APPCELERA SYSTEMS AND PACKETWISE SOFTWARE, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54% and 55% of our total net revenues in fiscal 2000 and 1999, respectively. In particular, sales to customers in our Asia Pacific region accounted for 28% and 26% of our total net revenues in fiscal 2000 and 1999, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. Sales to one customer accounted for 12% of total net revenues in 2000 and 1998. No one customer accounted for more than 10% of total net revenues in 1999. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

THE MERGER OF WORKFIRE INTO OUR COMPANY COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS

     If the benefits of the merger of Workfire into our company do not exceed the costs of the merger, including dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. We are not certain that we will be able to achieve our financial estimates if the anticipated revenue from the sale of products containing technology or other intellectual property acquired in the merger is not realized. In addition we have recorded goodwill, intangible assets and deferred stock-based compensation of approximately $72.8 million in connection with the merger, which will be amortized over a period of three years from the date of acquisition.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER OF WORKFIRE INTO OUR COMPANY

     The market price of our common stock may decline as a result of the merger if :

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

     Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our personnel. The loss of services of any of our senior management could negatively impact our ability to carry our business plan.

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

OUR RELIANCE ON SMTC FOR ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THIS THIRD PARTY MANUFACTURER FAILS TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS

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

     We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturer, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturer or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

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

     We do not have any long-term supply contracts to ensure sources of supply. If our contract manufacturer fails to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers also sell products to our competitors. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of sole-sourced or limited-sourced components, or to develop alternative sources for components or products would harm our ability to grow our business.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have five issued U.S. patents, one published patent and eight pending patent applications including one for which we have received a notice of allowance. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     Our executive officers and directors and their affiliates together control approximately 22% of our outstanding common stock as of February 28, 2001 As a result, these stockholders, if they act together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Packeteer, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Packeteer and might affect the market price of our common stock.

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

ITEM 2. PROPERTIES

     We lease approximately 35,963 square feet of administrative and research and development facilities in Cupertino, California. We believe our current facilities will be sufficient to handle our operations for at least the next 12 months. We believe that we can accommodate future growth by obtaining the necessary additional space. Packeteer leases offices in the following locations:
Bedminster, New Jersey; Dallas, Texas; Tacoma, Washington; Schaumburg, Illinois; Branford, Connecticut; Kelowna, Canada; Sydney and Melbourne, Australia; Hong Kong; Singapore; Tokyo, Japan; and Waddinxveen, The Netherlands.

ITEM 3. LEGAL PROCEEDINGS

     We have no material legal proceedings threatened or pending.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "PKTR" since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                           HIGH          LOW
                                                           ----          ---
    Fiscal 2000:
    Fourth Quarter..............................          $40.31       $ 8.69
    Third Quarter...............................           52.38        25.38
    Second Quarter..............................           38.00        10.50
    First Quarter...............................           73.00        33.00

    Fiscal 1999:
    Fourth Quarter..............................           75.38        29.75
    Third Quarter (from July 28, 1999)..........           56.50        21.13

     As of February 28, 2001, there were approximately 486 registered holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

     Several Packeteer executives have informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their position with the company, they have established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. In particular, we have been notified that Craig W. Elliott, President and CEO and Brett D. Galloway, Vice President of Corporate Development; intend to sell a specific number of shares of stock per month, subject to certain contingencies relating to prevailing stock price. The plans runs from May 1, 2001 through April 30, 2002.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Packeteer, Inc. and the notes thereto included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                                                    PERIOD FROM
                                                                                                   JAN. 25, 1996
                                                           YEARS ENDED DECEMBER 31,                  (INCEPTION)
                                                  ---------------------------------------------          TO
                                                   2000         1999         1998         1997     DEC. 31, 1996
                                                  ------       ------       ------       ------    --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues:
  Product revenues ..........................    $ 39,540     $ 16,824     $  7,105     $  1,413     $     --
  Licensing revenues ........................       1,557        1,617          125           --           --
                                                 --------     --------     --------     --------     --------
       Total net revenues ...................      41,097       18,441        7,230        1,413           --
Cost of revenues ............................      12,585        5,286        2,386          457           --
Amortization of acquired technology .........         678           --           --           --           --
                                                 --------     --------     --------     --------     --------
Gross profit ................................      27,834       13,155        4,844          956           --
Operating expenses:
  Research and development* .................       8,760        5,164        2,779        2,932          725
  Sales and marketing* ......................      18,614       13,737        8,866        3,210          349
  General and administrative* ...............       4,824        2,936        1,750          934          238
  Amortization of stock-based compensation ..       1,683        3,088          537           --           --
  Amortization of goodwill ..................       6,424           --           --           --           --
                                                 --------     --------     --------     --------     --------
       Total operating expenses .............      40,305       24,925       13,932        7,076        1,312
                                                 --------     --------     --------     --------     --------
Net loss from operations ....................     (12,471)     (11,770)      (9,088)      (6,120)      (1,312)
Interest and other income ...................       4,020        1,757          367          238           75
Interest and other expense ..................        (618)        (863)         (78)         (27)          --
                                                 --------     --------     --------     --------     --------
Net loss before income taxes ................      (9,069)     (10,876)      (8,799)      (5,909)      (1,237)
Provision for income taxes ..................         300           --           --           --           --
                                                 --------     --------     --------     --------     --------
Net loss ....................................    $ (9,369)    $(10,876)    $ (8,799)    $ (5,909)    $ (1,237)
                                                 ========     ========     ========     ========     ========
Basic and diluted net loss per share ........    $  (0.35)    $  (0.71)    $  (1.54)    $  (1.82)    $  (1.28)
                                                 ========     ========     ========     ========     ========
Shares used in computing basic and diluted
  net loss per share(1) .....................      27,152       15,343        5,709        3,253          965
                                                 ========     ========     ========     ========     ========

*Excludes amortization of deferred stock-based compensation of the following:

     Research and development ...............    $    558     $    459     $     86     $     --     $     --
     Sales and marketing ....................         892        2,184          436           --           --
     General and administrative .............         233          445           15           --           --

                                                                         DECEMBER 31,
                                                   ------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                   ----        ----        ----        ----        ----
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and investments ......    $ 62,206    $ 65,158    $  4,477    $  2,416    $  4,255
Working capital .............................      51,958      51,285       3,501       2,611       4,077
Total assets ................................     144,281      70,821       8,570       4,935       4,453
Long-term obligations .......................       3,215         839         739         356          --
Total stockholders' equity ..................     124,133      59,120       3,759       2,804       4,251

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

OVERVIEW

     Packeteer is a leading provider of application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer's products -- powered by PacketWise software -- are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users' quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer's PacketShaper family of products, the PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera family of Internet acceleration appliances employs SSL acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

     Packeteer's products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, VARs, distributors, system integrators and OEMS, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, United Kingdom, Australia, Caymans and Canada. To date, we have shipped more than 11,000 units.

     We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Since inception, we have incurred significant losses and as of December 31, 2000, had an accumulated deficit of $36.2 million.

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                   2000      1999      1998      1997
                                                   ----      ----      ----      ----
Net revenues:
  Product revenues ............................      96%       91%       98%      100%
  Licensing revenues ..........................       4         9         2        --
                                                   ----      ----      ----      ----
       Total net revenues .....................     100       100       100       100

Cost of revenues ..............................      31        29        33        32
Amortization of acquired technology ...........       1        --        --        --
                                                   ----      ----      ----      ----

Gross margin ..................................      68        71        67        68

Operating expenses:
  Research and development ....................      21        28        38       208
  Sales and marketing .........................      45        74       123       227
  General and administrative ..................      12        16        24        66
  Amortization of goodwill ....................      16        --        --        --
  Amortization of stock-based compensation ....       4        17         8        --
                                                   ----      ----      ----      ----
       Total operating expenses ...............      98       135       193       501
                                                   ----      ----      ----      ----
Net loss from operations ......................     (30)      (64)     (126)     (433)

Interest and other income .....................      10        10         5        17
Interest and other expense ....................      (2)       (5)       (1)       (2)
                                                   ----      ----      ----      ----
Net loss before income taxes ..................     (22)      (59)     (122)     (418)

Provision for income taxes ....................      (1)       --        --        --
                                                   ----      ----      ----      ----
Net loss ......................................     (23)%     (59)%    (122)%    (418)%
                                                   ====      ====      ====      ====


TOTAL NET REVENUES

     Our total net revenues consist primarily of product sales and, to a lesser extent, software licensing fees from OEM partners. Our product revenues consist of sales of our PacketShaper and AppVantage lines of products.

     The Company recognizes product revenue when it is realized or realizable and earned. Generally, that occurs after the following events: the receipt of a non-cancelable purchase order; the shipment of the product; the sales price is fixed or determinable, and collection of sales price is reasonably assured. This policy is modified under certain circumstances as follows. Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time the Company has established significant experience with the distributor's product return and exchange activity. Additionally, when the Company introduces new product into its' distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers. The Company accrues for estimated customer returns following the guidance of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists".

     Maintenance revenue on product sales, which is allocated and deferred based on vendor specific objective evidence of fair value, is recognized ratably over the term of the maintenance period.

     Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company's warranty period is typically 12 months from the date of shipment to the end user customer.

     Revenue recognition for software transactions is accounted for pursuant to the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered, unless the only undelivered element is post-contract customer support, in which case, the entire fee is recognized over the support period.

     Licensing revenues relate to OEM software arrangements for the PacketWise software. The Company recognizes OEM license fees, which include post-contract customer support, when the software has been shipped to the customer, the fees are fixed and determinable and there is evidence of the fair value of the post-contract customer support, generally established based on stated renewal rates. When sufficient evidence of fair value of post-contract customer support is not available, revenues are recognized ratably over the support period. The Company does not have sufficient evidence of fair value of post-contract customer support for our OEM license arrangements and we recognize the revenues for these arrangements over the support period.


     Total net revenues increased to $41.1 million in fiscal 2000 from $18.4 million in fiscal 1999 and from $7.2 million in fiscal 1998. Product revenues increased to $39.5 million in fiscal 2000 from $16.8 million in fiscal 1999 and from $7.1 million in fiscal 1998 due to the increased number of units sold as a result of increased channel and market development and product acceptance. Licensing revenues remained constant at $1.6 million for fiscal 2000 and fiscal 1999, up from $125,000 in fiscal 1998.

     In fiscal 2000 and 1998, one customer accounted for 12% of total revenues. In fiscal 1999, no one customer accounted for more than 10% of total net revenues. Sales to the top 10 indirect channel partners accounted for 46% and 37% of total net revenues for fiscal 2000 and fiscal 1999, respectively. See
Note 13 of the notes to consolidated financial statements.

COST OF REVENUES

     Our cost of revenues consists primarily of the cost of finished products purchased from our turnkey manufacturer and overhead costs. We outsource the manufacturing of our products. Our cost of revenues increased to $12.6 million in fiscal 2000 from $5.3 million in fiscal 1999 and from $2.4 million in fiscal 1998. The cost of revenues represented 31%, 29% and 33% of total net revenues in fiscal 2000, 1999, and 1998, respectively. The percentage increase from fiscal 1999 to fiscal 2000 was due to increases in overhead costs. The percentage decrease from fiscal 1998 to fiscal 1999 was due to increased economies of scale and reductions in manufacturing costs.

AMORTIZATION OF ACQUIRED TECHNOLOGY

    Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. ("Workfire"). The amortization of acquired technology was $678,000 in fiscal 2000. The amortization of acquired technology represented 1% of revenues during the fiscal year 2000.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera and PacketWise software. Research and development expenses increased to $8.8 million in fiscal 2000 from $5.2 million in fiscal 1999 and from $2.8 million in fiscal 1998. The increase in research and development expenses from fiscal 1999 to fiscal 2000 was due to increases in staffing and related personnel costs. The increase in research and development expenses from fiscal 1998 to fiscal 1999 was due to increases in personnel, consulting and related overhead costs. Research and development expenses represented 21%, 28% and 38% of total net revenues in fiscal 2000, 1999, and 1998, respectively. These percentage decreases were primarily due to increased total net revenues.

     As of December 31, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We expect these absolute dollar expenses to increase in the future as we continue to develop new products and enhance existing products.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $18.6 million in fiscal 2000 from $13.7 million in fiscal 1999 and from $8.9 million in fiscal 1998. The increases in both fiscal 2000 and fiscal 1999 reflected the hiring of additional personnel in connection with building our sales force, and channel and increased marketing activities. Sales and marketing expenses represented 45%, 74% and 123% of total net revenues for fiscal 2000, 1999, and 1998, respectively. These percentage decreases were due to increased total net revenues. We intend to pursue sales and marketing campaigns aggressively and therefore expect our absolute dollar expenses to increase in the future.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $4.8 million in fiscal 2000 from $2.9 million in fiscal 1999 and from $1.8 million in fiscal 1998. General and administrative expenses represented 12%, 16% and 24% of total net revenues for fiscal 2000, 1999, and 1998, respectively. These percentage decreases were primarily due to increased net revenues. As we add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.

STOCK-BASED COMPENSATION

     Amortization of stock-based compensation resulted from the granting of stock options to employees and consultants with exercise prices per share determined to be below the deemed fair value per share of our common stock on the dates of grant for financial reporting purposes. Stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $1.7 million in fiscal 2000, $3.1 million in fiscal 1999 and $537,000 in fiscal 1998, leaving $1.8 million to be amortized in future periods.

AMORTIZATION OF GOODWILL

     Amortization of goodwill relating to our September 2000 acquisition of Workfire totaled an aggregate of $6.4 million for fiscal year 2000. In connection with the Workfire acquisition, we recorded goodwill of approximately $66.1 million, which is being amortized on a straight-line basis over a three-year period. In addition, we may have additional acquisitions in future periods which could give rise to the acquisition of additional goodwill. If we acquire additional goodwill, our acquisition related amortization expense may increase in future periods.

INTEREST AND OTHER INCOME

     Interest and other income consist primarily of interest income from our cash and investments. Interest and other income totaled $4.0 million, $1.8 million and $367,000 for fiscal 2000, 1999 and 1998, respectively. The increases relate to interest income on proceeds from our initial public offering in July 1999.

INTEREST AND OTHER EXPENSE

     Interest and other expense consist of interest expense related to our line of credit, debt and capital lease obligations. Interest and other expense totaled $618,000, $863,000 and $78,000 for fiscal 2000, 1999 and 1998, respectively. The decrease in fiscal 2000 relates to decreased interest charges on our line of credit, debt and capital lease obligations.

INCOME TAX PROVISION

     In fiscal 2000, we recognized a $300,000 tax provision related to charges in lieu of income taxes associated with alternative minimum income tax. A corresponding credit was made to paid-in-capital. Before fiscal 2000, we had incurred net operating losses for federal and state purposes and had not recognized any tax provision or benefit. As of December 31, 2000, we had net operating loss carryforwards of approximately $29.0 million and $15.8 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire 2005 through 2020. Federal and state laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in our ownership that constitutes an "ownership change", as defined in Section 382 of the Internal Revenue Code. If we have an ownership change, the ability to utilize the stated carryforwards could be significantly reduced. See Note 10 of notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and capital equipment leasing. Cash, cash equivalents and investments totaled $62.2 million at December 31, 2000, a decrease of $3.0 million from $65.2 million at December 31, 1999. The decrease reflects cash used in operations, partially offset by cash provided by investing activities. Net cash used in operating activities in 2000 was $1.1 million, a decrease of $4.8 million from $5.9 million in net cash used in operating activities in 1999.

     Short-term investments include approximately $3.0 million in corporate notes of Southern California Edison that have been accounted for as available-for-sale securities under SFAS No. 115. These notes are valued at fair market value as of December 31, 2000. On January 16, 2000, the scheduled redemption date, Southern California Edison announced that it would not redeem these notes at that time. Subsequently, on March 26, 2001, Packeteer sold these notes incurring a $545 realized loss.

     We have had leases to finance the acquisition of computer software and hardware, and furniture. As of December 31, 2000, we have used the $1.5 million capacity of our current lease and intend to enter into another equipment financing facility in 2001. As of December 31, 2000, approximately $2.6 million was outstanding under capital lease obligations related to lease agreements. We also have a revolving credit facility against accounts receivable which provided for borrowings of up to $5.0 million and which was renewed and amended on January 9, 2001 to provide borrowings of $10.0 million. This facility expires on January 9, 2002. Borrowings under this credit facility bear interest at the prime rate, which was 9.5% as of December 31, 2000, are due upon demand and are secured by substantially all of our assets. At December 31, 2000, we had borrowed $3.7 million against this credit facility.

     We have used the initial public offering proceeds of $62.6 million net primarily to repay subordinated loans of $5.0 million and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings.

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products and to finance a new facility related to expansion of our business. We believe that our current cash, cash equivalents, investments and cash generated from operations and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

   The impact of recent accounting pronouncements is discussed in Note 1 of the notes to consolidated financial statements.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

Fixed Income Investments

     Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. The Company does not use derivative financial instruments in its investment portfolio. All highly liquid investments with a less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our investment portfolio except for the realized loss associated with the sale of the Southern California Edison Notes discussed in the following paragraph. The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates.

                                                                        DECEMBER 31, 2000          DECEMBER 31, 1999
                                                                    -------------------------  -------------------------
                                                                                    WEIGHTED-                  WEIGHTED-
                                                                                    AVERAGE                      AVERAGE
                                                                    CARRYING        INTEREST   CARRYING         INTEREST
                                                                     AMOUNT           RATE       AMOUNT            RATE
                                                                     ------           ----       ------            ----
Cash equivalents:
  Commercial paper, market auction preferred
    and medium-term notes, net of $2
    and $2 unrealized gain, as of December 31, 2000
    and 1999 ...............................................        $20,999           6.68%     $17,727           6.20%
Short-term investments:
  Commercial paper, corporate notes and bonds,
    and medium-term notes, net of $17 unrealized gain
    and $15 unrealized loss, as of December 31, 2000
    and 1999 ...............................................         32,183           6.95%      37,918           5.91%
Long-term investments:
  Corporate notes and medium-term notes, net of
    $58 unrealized gain and $45 unrealized loss, as of
    December 31, 2000 and 1999 .............................          5,750           7.33%       7,686           6.56%
                                                                    -------                     -------
      Total investment securities ..........................        $58,932           6.89%     $63,331           6.07%
                                                                    =======                     =======

     Short-term investments include approximately $3 million in corporate notes of Southern California Edison that have been accounted for as available-for-sale securities under SFAS No. 115. These notes are valued at fair market value as of December 31, 2000. On January 16, 2000, the scheduled redemption date, Southern California Edison announced that it would not redeem these notes at that time. Subsequently, on March 26, 2001, Packeteer sold these notes incurring a $545 realized loss.

Foreign Exchange

     We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of Packeteer and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Independent Auditors' Report .........................................     34
Consolidated Balance Sheets as of December 31, 2000 and 1999 .........     35
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998....................................     36
Consolidated Statements of Stockholders' Equity and Comprehensive
  Loss for the years ended December 31, 2000, 1999 and 1998...........     37
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998....................................     38
Notes to Consolidated Financial Statements ...........................     39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Packeteer, Inc.:

     We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG LLP


Mountain View, California
January 19, 2001

                                 PACKETEER, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                     ASSETS

                                                                                       DECEMBER 31,
                                                                                  ------------------------
                                                                                     2000          1999
                                                                                     ----          ----
Current assets:
  Cash and cash equivalents ..................................................    $  24,273     $  19,554
  Short-term investments .....................................................       32,183        37,918
  Accounts receivable, less allowance for doubtful accounts
    of $223, and $217, as of December 31, 2000 and 1999 respectively .........        7,600         3,646
  Other receivables ..........................................................        1,097            35
  Inventories ................................................................        2,554           523
  Prepaids and other current assets ..........................................        1,184           471
                                                                                  ---------     ---------
      Total current assets ...................................................       68,891        62,147

Property and equipment, net ..................................................        2,529           755
Long-term investments ........................................................        5,750         7,686
Other assets .................................................................          660           233
Goodwill and other intangible assets, net ....................................       66,451            --
                                                                                  ---------     ---------
      Total assets ...........................................................    $ 144,281     $  70,821
                                                                                  =========     =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit .............................................................    $   3,679     $   1,890
  Current portion of capital lease obligations ...............................          751           339
  Current portion of note payable ............................................           50         2,524
  Accounts payable ...........................................................        2,663         1,302
  Accrued compensation .......................................................        2,410         1,480
  Other accrued liabilities ..................................................        4,013         2,115
  Deferred revenue ...........................................................        3,367         1,212
                                                                                  ---------     ---------
      Total current liabilities ..............................................       16,933        10,862
Capital lease obligations, less current portion ..............................        1,815           763
Note payable, less current portion ...........................................           --            76
Deferred tax liability .......................................................        1,400            --
                                                                                  ---------     ---------
      Total liabilities ......................................................       20,148        11,701

Commitments (Note 9)

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000 shares authorized; no shares
    issued and outstanding as of December 31, 2000 and 1999, respectively ....           --            --
  Common stock, $0.001 par value;
    85,000 shares authorized; 29,434 and 26,792 shares issued and
    outstanding at December 31, 2000 and 1999, respectively ..................           29            27
  Additional paid-in capital .................................................      162,118        88,848
  Deferred stock-based compensation ..........................................       (1,715)       (2,138)
  Accumulated other comprehensive income (loss) ..............................           77           (58)
  Notes receivable from stockholders .........................................         (186)         (738)
  Accumulated deficit ........................................................      (36,190)      (26,821)
                                                                                  ---------     ---------
      Total stockholders' equity .............................................      124,133        59,120
                                                                                  ---------     ---------
      Total liabilities and stockholders' equity .............................    $ 144,281     $  70,821
                                                                                  =========     =========

          See accompanying notes to consolidated financial statements.

                                 PACKETEER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   2000         1999         1998
                                                                 --------     --------     --------
Net revenues:
  Product revenues ..........................................    $ 39,540     $ 16,824     $  7,105
  Licensing revenues ........................................       1,557        1,617          125
                                                                 --------     --------     --------
        Total net revenues ..................................      41,097       18,441        7,230
Cost of revenues ............................................      12,585        5,286        2,386
Amortization of acquired technology .........................         678           --           --
                                                                 --------     --------     --------
        Total cost of revenues ..............................      13,263        5,286        2,386
Gross profit ................................................      27,834       13,155        4,844
Operating expenses:
  Research and development, excluding amortization
    of stock-based compensation of $558, $459 and $86
    for 2000, 1999, and 1998, respectively ..................       8,760        5,164        2,779
  Sales and marketing, excluding amortization
    of stock-based compensation of $892, $2,184 and $436
    for 2000, 1999, and 1998, respectively ..................      18,614       13,737        8,866
  General and administrative, excluding
    amortization of stock-based compensation of
    $233, $445 and $15 for 2000, 1999, and 1998,
    respectively ............................................       4,824        2,936        1,750
Amortization of goodwill ....................................       6,424           --           --
Amortization of stock-based compensation ....................       1,683        3,088          537
                                                                 --------     --------     --------
        Total operating expenses ............................      40,305       24,925       13,932
                                                                 --------     --------     --------
Net loss from operations ....................................     (12,471)     (11,770)      (9,088)
Interest and other income ...................................       4,020        1,757          367
Interest and other expense ..................................        (618)        (863)         (78)
                                                                 --------     --------     --------
Net loss before income taxes ................................      (9,069)     (10,876)      (8,799)
Provision for income taxes ..................................         300           --           --
                                                                 --------     --------     --------
Net loss ....................................................    $ (9,369)    $(10,876)    $ (8,799)
                                                                 ========     ========     ========
Basic and diluted net loss per share ........................    $  (0.35)    $  (0.71)    $  (1.54)
                                                                 ========     ========     ========
Shares used in computing basic and diluted
  net loss per share ........................................      27,152       15,343        5,709
                                                                 ========     ========     ========

          See accompanying notes to consolidated financial statements.

                                 PACKETEER, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (in thousands)

                                               CONVERTIBLE
                                             PREFERRED STOCK             COMMON STOCK       ADDITIONAL       DEFERRED
                                           -------------------       ---------------------  PAID-IN        STOCK-BASED
                                             SHARES    AMOUNT         SHARES       AMOUNT   CAPITAL       COMPENSATION
                                           --------    ------         ------       ------   -------       ------------
Balances as of December 31, 1997..........     9,838        $10        8,981          $9     $10,145             $--
Issuance of preferred stock...............     2,553          3           --          --       9,105              --
Issuance of common stock upon
  exercise of stock options...............       --         --         1,042           1         619              --
Stock-based compensation to
  non-employees...........................       --         --            --          --         269              --
Issuance of common stock upon
  exercise of stock purchase rights.......       --         --             6          --           1              --
Repurchase of common stock................       --         --          (306)         --         (40)             --
Issuance of warrants for preferred stock..       --         --            --          --          38              --
Repayment of notes receivable from
  stockholders............................       --         --            --          --          --              --
Deferred compensation related to
  stock option grants.....................       --         --            --          --         787            (787)
Amortization of stock-based
  compensation............................       --         --            --          --          --             273
Comprehensive loss:
  Unrealized gain (loss) on investments...       --         --            --          --          --              --
  Net loss................................       --         --            --          --          --              --

Comprehensive loss........................
                                             ------       ----        ------        ----     -------          ------
Balances as of December 31, 1998........... 12,391         13          9,723          10      20,924            (514)
Stock-based compensation to
   non-employees..........................       --         --            --          --         798             --
Stock options granted to
  non-employees...........................       --         --            --          --          42             --
Issuance of common stock upon
  exercise of stock options...............       --         --           125          --         278              --
Issuance of common stock, net of
  issuance costs of $6,445................       --         --         4,600           4      62,552              --
Conversion of preferred stock              (12,391)       (13)        12,391          13          --              --
Repurchase of common stock................       --         --          (103)         --         (28)             --
Issuance of warrants for preferred stock..       --         --           --           --         368              --
Issuance of common stock upon
  exercise of warrants, net...............       --         --           56           --          --              --
Repayments of notes receivable from
  Stockholders............................       --         --           --           --          --              --
Deferred compensation related to
  stock option grants.....................       --         --           --           --       3,914          (3,914)
Amortization of stock-based
  Compensation............................       --         --           --           --          --           2,290
Comprehensive loss:
  Unrealized loss on investments..........       --         --           --           --          --              --
  Net loss................................       --         --           --           --          --              --

Comprehensive loss........................
                                             ------       ----       ------         ----     -------          ------
Balances as of December 31, 1999..........       --         --       26,792           27      88,848          (2,138)
Stock-based compensation to
   non-employees..........................       --         --           --           --         151              --
Issuance of common stock upon
  exercise of stock options...............       --         --          694           --       2,045              --
Charges in lieu of income taxes
  associated with alternative minimum
  income tax..............................       --         --           --           --         300              --
Issuance of common stock pursuant to
  Employee Stock Purchase Plan............       --         --           98           --       1,303              --
Issuance of common stock upon
  exercise of warrants, net...............       --         --           74           --          --              --
Issuance of common stock and stock
  options related to the Work fire               --         --        1,806            2      69,498              --
  acquisition.............................
Repurchase of common stock................       --         --         (30)           --         (27)              --
Repayments of notes receivable from
  stockholders............................       --         --           --           --          --              --
Deferred compensation related to stock
  options issued in the acquisition
  of Work fire............................       --         --           --           --          --          (1,109)
Amortization of stock-based compensation         --         --           --           --          --           1,532
Comprehensive loss:
  Unrealized gain on investment...........       --         --           --           --          --              --
  Net loss................................       --         --           --           --          --              --

Comprehensive loss........................

Balances as of December 31, 2000...              --        $--       29,434          $29    $162,118         $(1,715)
                                             ======       ====       ======         ====    ========         ========


                                             ACCUMULATED       NOTES
                                                OTHER       RECEIVABLE
                                            COMPREHENSIVE      FROM      ACCUMULATED                COMPREHENSIVE
                                            INCOME (LOSS)   STOCKHOLDERS    DEFICIT       TOTAL           LOSS
                                            -------------   ------------    -------       -----         ---------
Balances as of December 31, 1997..........         $--        $(214)       $(7,146)      $2,804
Issuance of preferred stock...............          --            --            --        9,108
Issuance of common stock upon
  exercise of stock options...............          --         (568)            --           52
Stock-based compensation to
  non-employees...........................          --            --            --          269
Issuance of common stock upon
  exercise of stock purchase rights.......          --            --            --            1
Repurchase of common stock................          --            52            --           12
Issuance of warrants for preferred stock..          --            --            --           38
Repayment of notes receivable from
  stockholders............................          --             1            --            1
Deferred compensation related to
  stock option grants.....................          --            --            --           --
Amortization of stock-based
  compensation............................          --            --            --          273
Comprehensive loss:
  Unrealized loss on investments..........          --            --            --           --         $    --
  Net loss................................          --            --        (8,799)      (8,799)         (8,799)
                                                                                                        --------
Comprehensive loss........................                                                               (8,799)
                                                ---------    ------       ---------    -------          ========
Balances as of December 31, 1998...........         --         (729)       (15,945)      3,759
Stock-based compensation to
   non-employees..........................          --           --              --        798
Stock options granted to
  non-employees...........................          --           --              --         42
Issuance of common stock upon
  exercise of stock options...............          --         (188)             --         90
Issuance of common stock, net of
  issuance costs of $6,445................          --           --              --     62,556
Conversion of preferred stock                       --           --              --         --
Repurchase of common stock................          --           28              --         --
Issuance of warrants for preferred stock..          --           --              --        368
Issuance of common stock upon
  exercise of warrants, net...............          --           --              --         --
Repayments of notes receivable from
  Stockholders............................          --          151              --        151
Deferred compensation related to
  stock option grants.....................          --           --              --         --
Amortization of stock-based
  Compensation............................          --           --              --      2,290
Comprehensive loss:
  Unrealized loss on investments..........         (58)          --              --        (58)            (58)
  Net loss................................          --           --         (10,876)   (10,876)        (10,876)
                                                                                                       --------
Comprehensive loss........................                                                             (10,934)
                                               ---------    ------       ---------     -------         ========
Balances as of December 31, 1999..........       (58)         (738)         (26,821)    59,120
Stock-based compensation to
   non-employees..........................         --            --              --        151
Issuance of common stock upon
  exercise of stock options...............         --            --              --      2,045
Charges in lieu of income taxes
  associated with alternative minimum
  income tax..............................         --            --              --        300
Issuance of common stock pursuant to
  Employee Stock Purchase Plan............         --            --              --      1,303
Issuance of common stock upon
  exercise of warrants, net...............         --            --              --         --
Issuance of common stock and stock
  options related to the Work fire                 --            --              --     69,500
  acquisition.............................
Repurchase of common stock................         --             2              --        (25)
Repayments of notes receivable from
  stockholders............................         --           550              --        550
Deferred compensation related to stock
  options issued in the acquisition
  of Work fire............................         --            --              --     (1,109)
Amortization of stock-based compensation           --            --              --      1,532
Comprehensive loss:
  Unrealized gain on investment...........        135            --              --        135              135
  Net loss................................         --            --          (9,369)    (9,369)          (9,369)
                                                                                                        --------
Comprehensive loss........................                                                              $(9,234)
                                               ---------    -------      ---------    --------         =========
Balances as of December 31, 2000...               $77        $(186)      $(36,190)    $124,133
                                               =========    =======      =========    ========

           See accompanying notes to consolidated financial statements

                                 PACKETEER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     2000         1999         1998
                                                                   --------     --------     --------
Cash flows from operating activities:
  Net loss ....................................................    $ (9,369)    $(10,876)    $ (8,799)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation ..............................................       1,181          747          215
    Amortization of goodwill and intangibles ..................       7,128           --           --
    Amortization of deferred stock-based compensation .........       1,683        3,088          542
    Issuance of stock purchase rights .........................          --           42           38
    Amortization of warrant discounts .........................          79          340           --
    Charges in lieu of income taxes associated with
       alternative minimum income tax .........................         300           --           --
    Changes in operating assets and liabilities:
      Accounts receivable .....................................      (3,954)      (1,186)      (2,024)
      Other receivables .......................................      (1,062)           4          724
      Inventories .............................................      (2,031)        (335)         175
      Prepaids and other current assets .......................        (668)        (347)          --
      Accounts payable ........................................         665          287         (318)
      Accrued compensation ....................................         930        1,227          168
      Other accrued liabilities ...............................       1,898        1,371          800
      Deferred revenue ........................................       2,155         (295)       1,464
                                                                   --------     --------     --------
        Net cash used in operating activities .................      (1,065)      (5,933)      (7,015)
                                                                   --------     --------     --------
Cash flows from investing activities:
  Purchases of property and equipment .........................      (2,606)        (708)        (605)
  Purchases of short-term investments .........................     (42,298)     (45,664)      (1,927)
  Proceeds from sale of short-term investments ................      50,104        1,927           --
  Acquisition, net of cash acquired ...........................      (3,327)          --           --
  Other assets ................................................        (427)         (96)         (59)
                                                                   --------     --------     --------
        Net cash provided by (used in) investing activities ....       1,446      (44,541)      (2,591)
                                                                   --------     --------     --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock ...............          --           --        9,108
  Net proceeds from issuance of common stock ..................       2,045       62,646           53
  Proceeds from stockholders' notes receivable ................         550          151            1
  Repurchase of common stock ..................................         (25)          --           12
  Borrowings under line of credit .............................       2,900        2,651           --
  Repayments of line of credit ................................      (1,111)        (761)          --
  Proceeds from notes payable .................................          --        5,000           --
  Payments of notes payable ...................................      (2,629)      (2,570)         (67)
  Proceeds from lease financing ...............................       1,500          648          749
  Principal payments of capital lease obligations .............        (195)        (287)        (116)
  Sale of stock to employees under the ESPP ...................       1,303           --           --
                                                                   --------     --------     --------
        Net cash provided by financing activities .............       4,338       67,478        9,740
                                                                   --------     --------     --------
Net increase in cash and cash equivalents .....................       4,719       17,004          134
Cash and cash equivalents at beginning of year ................      19,554        2,550        2,416
                                                                   --------     --------     --------
Cash and cash equivalents at end of year ......................    $ 24,273     $ 19,554     $  2,550
                                                                   ========     ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during year for interest ..........................    $    479     $    550     $     48
                                                                   ========     ========     ========
  Cash paid during year for taxes .............................    $     --     $     --     $     --
                                                                   ========     ========     ========
Non cash investing activities::
  Common stock issued in the Workfire acquisition .............    $ 64,300          $--          $--
                                                                   ========     ========     ========
  Stock options assumed in the Workfire acquisition ...........    $  5,200          $--          $--
                                                                   ========     ========     ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the "Company") provides application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. The Company's PacketWise software, the foundation of the Company's PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that enable proactive application performance and bandwidth management. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services and currently markets and distributes its products via a worldwide network of VARs, distributors, systems integrators and OEMs.

     BASIS OF PREPARATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation format.

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

     REVENUE RECOGNITION

     The Company recognizes product revenue when it is realized or realizable and earned. Generally, that occurs after the following events: the receipt of a non-cancelable purchase order; the shipment of the product; the sales price is fixed or determinable, and collection of sales price is reasonably assured. This policy is modified under certain circumstances as follows. Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time the Company has established significant experience with the distributor's product return and exchange activity. Additionally, when the Company introduces new product into its' distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers. The Company accrues for estimated customer returns following the guidance of Statement of Financial Accounting Standards (SFAS) No. 48, "Revenue Recognition When Right of Return Exists".

     Maintenance revenue on product sales, which is allocated and deferred based on vendor specific objective evidence of fair value, is recognized ratably over the term of the maintenance period.

     Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company's warranty period is typically 12 months from the date of shipment to the end user customer.

     Revenue recognition for software transactions is accounted for pursuant to the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. If a vendor does not have objective evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement must be deferred until such evidence exists or until all elements have been delivered, unless the only undelivered element is post-contract customer support, in which case, the entire fee is recognized over the support period.

     Licensing revenues relate to OEM software arrangements for the PacketWise software. The Company recognizes OEM license fees, which include post-contract customer support, when the software has been shipped to the customer, the fees are fixed and determinable and there is evidence of the fair value of the post-contract customer support, generally established based on stated renewal rates. When sufficient evidence of fair value of post-contract customer support is not available, revenues are recognized ratably over the support period. The Company does not have sufficient evidence of fair value of post-contract customer support for our OEM license arrangements and we recognize the revenues for these arrangements over the support period.

     COST OF REVENUES

     Cost of revenues consists primarily of costs of product sales. Costs of licensing revenues, including product packaging, documentation and reproduction have not been significant. The Company provides currently for the estimated costs that may be incurred under product warranties when products are shipped. Amortization of acquired technology is included in total cost of revenues and is amortized over three years. See the accounting policy under Goodwill and Other Intangible Assets.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks, money market instruments and investments in commercial paper that are stated at costs which approximate fair market value.

     INVESTMENTS

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2000 and 1999, all investment securities are designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses), net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification method.

     INVENTORIES

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment, including equipment acquired under capital lease, are recorded at cost. Depreciation and amortization are provided using a straight-line method over the shorter of the estimated useful lives of the assets, generally 18 months to four years, or the lease terms, generally four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term.

    The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company estimates fair value based on the present value of estimated future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

    ADVERTISING AND SALES PROMOTION COSTS

    Advertising and sales promotion costs are expensed as incurred. These costs were $316 and $350 for the years ended December 31, 2000 and 1999, respectively.

    GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company records goodwill when the cost of net identifiable assets acquired exceeds the fair value of the assets. Goodwill and the cost of identified intangible assets are amortized on a straight-line basis over three years. The Company regularly performs reviews to determine if the carrying value of these assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.


     RESEARCH AND DEVELOPMENT COSTS

     Development costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, software developments have been completed concurrent with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

     CONCENTRATIONS OF CREDIT AND BUSINESS RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments and accounts receivable. The Company's cash and cash equivalents are maintained with highly accredited financial institutions and investments are placed with high quality issuers. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Concentrations of credit risk with respect to trade receivables are limited as the Company performs ongoing credit evaluations of its customers. Based on management's evaluation of potential credit losses, the Company believes its allowances for doubtful accounts are adequate.

     The Company relies on one hardware manufacturer for the production of its product. The inability of the manufacturer to fulfill supply requirements of the Company could negatively impact future results. The Company attempts to mitigate these risks by working closely with this manufacturer regarding production planning and product introduction timing.

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

     The Company's continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technology developments and emerging industry standards. Furthermore, as a result of its international sales, the Company's operations are subject to risks of doing business abroad including, but not limited to, export duties, changes to import and export regulations, longer payment cycles, and greater difficulty in collecting accounts receivable. While to date these factors have not had an adverse material impact on the Company's consolidated results of operations, there can be no assurance that there will not be such an impact in the future.

     We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

     STOCK-BASED COMPENSATION

     For employee stock-based compensation plans, the Company uses the intrinsic value-based method of accounting as permitted under SFAS No. 123 (SFAS No. 123) "Accounting for Stock Based Compensation" and, accordingly, recognizes no compensation expense for stock options grants with an exercise price equal to the fair value of shares at the grant date. Deferred compensation expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation (FIN) No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

     For non-employees, the Company computes the fair value of the stock-based compensation in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognizes stock-based compensation expense in accordance with FIN No. 28.

     FOREIGN CURRENCY TRANSACTIONS

     The Company's sales to international customers are U.S. dollar-denominated. As a result, there are no foreign currency gains or losses related to these transactions.

     The functional currency for the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the entities remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates.

     Remeasurement adjustments and transaction gains and losses are recognized in income in the year of occurrence. To date, the effect of such amounts on net income has not been significant.

     OTHER COMPREHENSIVE LOSS

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of comprehensive income or loss are not considered material for any periods presented.

     NET LOSS PER SHARE

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase and in escrow related to acquisitions. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise restricted common stock, shares held in escrow, and incremental common shares issuable upon the exercise of stock options and warrants. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration prior to the anticipated effective date of the initial public offering are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration. Diluted net loss per share does not include the effects of the following potential common shares:

                                                          YEARS ENDED DECEMBER 31,
                                                          -------------------------
                                                          2000      1999       1998
                                                          ----      ----       ----
Shares issuable under stock options .................     3,848     2,727     1,073
Shares of unvested stock subject to repurchase ......       300       984     2,757
Shares issuable pursuant to warrants to purchase
  common stock ......................................        45       143        58
Shares held in escrow ...............................       183        --        --
Shares issuable related to convertible preferred

  stock on an "as-if-converted" basis ...............        --        --    12,391

The weighted average exercise price of stock options outstanding was $18.09, $5.68 and $1.90 as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price of unvested stock subject to repurchase was $0.65, $0.55 and $0.34 as of December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price of warrants to purchase common stock was $6.25, $4.42 and $1.81 as of December 31, 2000, 1999 and 1998, respectively.

     FINANCIAL INSTRUMENTS

     The carrying value of cash, cash equivalents, investments, accounts receivable, accounts payable and accrued expenses approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt and capital lease obligations approximates estimated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 1999, the FASB issued SFAS Nos. 133 and 137, respectively, both titled "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 amended the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statements of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Because the Company does not hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, result of operations or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended by SAB Nos. 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB No. 101 in the fourth quarter of financial year 2000. The adoption of this new accounting pronouncement did not have a material effect on the Company's consolidated financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of APB No. 25 for certain issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Effective July 1, 2000, the Company adopted Interpretation No. 44. The adoption of this interpretation did not have material effect on the Company's consolidated financial position or results of operations.

2.   ACQUISITION

    On September 13, 2000, Packeteer completed the acquisition of Workfire Technologies International, Inc. ("Workfire") for a total purchase price of $72,827 in a transaction accounted for as a purchase. Workfire develops software that delivers accelerated Internet services to Internet users. Packeteer exchanged 1,806 shares of Packeteer common stock with a fair value of $64,300 for all of the outstanding stock of Workfire. Of the total common shares issued, 183 shares were placed in an escrow account to secure and collateralize the indemnification obligations of Workfire shareholders to Packeteer. Packeteer also assumed all of the outstanding stock options of Workfire with a fair value of approximately $5,200. The options were valued using the Black-Scholes option pricing model with the following assumptions: no dividends, 110% volatility, 4.5 years expected life, and 6.1% for the risk-free interest rate. In addition, Packeteer paid certain liabilities having an aggregate value of $1,845 on behalf of Workfire.com, the sole shareholder of Workfire. There were also $1,482 of direct transaction costs consisting primarily of professional fees related to this transaction.

    The acquisition was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations for Workfire have been included with the Company's results since September 13, 2000.

The Company recognized stock-based compensation expense associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in FIN No 28. Amortization of stock-based compensation associated with this acquisition totaled $310 for the year ended December 31, 2000.

    The following is a summary of the allocation of the purchase price in the acquisition of Workfire:

                      Property and equipment .................    $    349
                      Other assets ...........................          45
                      Lease obligations ......................        (159)
                      Accounts payable .......................        (696)
                      Deferred tax liability .................      (1,400)
                      Deferred stock-based compensation ......       1,109
                      Developed and core technology ..........       7,194
                      Assembled workforce ....................         281
                      Goodwill ...............................      66,104
                                                                  --------
                        Total ................................    $ 72,827
                                                                  ========

      The following unaudited pro forma summary represents the Company's consolidated results of operations for the year ended December 31, 2000 and 1999 as if the preceding acquisition had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of goodwill and other intangible assets and amortization of deferred stock-based compensation.

      Pro forma (unaudited) results for the years ended December 31, are as follows:

                                                  2000          1999
                                                  ----          ----
Revenues ...................................    $ 41,097     $ 18,441
Net loss ...................................     (27,717)     (36,100)
Basic and diluted net loss per share .......       (0.98)       (2.13)

3.   FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale debt and marketable equity securities:

                                                                    AVAILABLE-FOR-SALE SECURITIES
                                                           ----------------------------------------------
                                                                         GROSS       GROSS
                                                                      UNREALIZED   UNREALIZED    ESTIMATED
                                                             COST        GAINS       LOSSES      FAIR VALUE
                                                           --------    --------     --------     ----------
                                                                            (IN THOUSANDS)
DECEMBER 31, 2000
Commercial paper, market auction preferred,
  corporate bonds and notes and medium-term notes .....    $ 58,855    $    101     $    (24)    $ 58,932
                                                           --------    --------     --------     --------
     Total debt securities ............................      58,855         101          (24)      58,932
U.S. marketable equity securities .....................          --          --           --           --
                                                           --------    --------     --------     --------
                                                           $ 58,855    $    101     $    (24)    $ 58,932
                                                           ========    ========     ========     ========

Amounts included in cash and cash equivalents .........    $ 20,997    $      4     $     (2)    $ 20,999
Amounts included in short-term investments ............      32,166          39          (22)      32,183
Amounts included in long-term investments .............       5,692          58           --        5,750
                                                           --------    --------     --------     --------
                                                           $ 58,855    $    101     $    (24)    $ 58,932
                                                           ========    ========     ========     ========
DECEMBER 31, 1999
Commercial paper, market auction preferred,
  corporate bonds and notes and medium-term notes .....    $ 63,389    $      2     $    (60)    $ 63,331
                                                           --------    --------     --------     --------
     Total debt securities ............................      63,389           2          (60)      63,331
U.S. marketable equity securities .....................          --          --           --           --
                                                           --------    --------     --------     --------
                                                           $ 63,389    $      2     $    (60)    $ 63,331
                                                           ========    ========     ========     ========

Amounts included in cash and cash equivalents .........    $ 17,725    $      2     $     --     $ 17,727
Amounts included in short-term investments ............      37,933          --          (15)      37,918
Amounts included in long-term investments .............       7,731          --          (45)       7,686
                                                           --------    --------     --------     --------
                                                           $ 63,389    $      2     $    (60)    $ 63,331
                                                           ========    ========     ========     ========

     Maturities of debt securities at market value as of December 31, 2000 are as follows:

Mature in one year or less ....................    $53,182
Mature between one year through five years ....      5,750
Mature after five years .......................         --
                                                   -------
                                                   $58,932
                                                   =======

4.   INVENTORIES

     Inventories consisted of the following at December 31:

                              2000      1999
                              ----      ----
Components ..............    $  911    $   --
Completed products ......     1,643       523
                             ------    ------
      Inventories .......    $2,554    $  523
                             ======    ======

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                            2000      1999
                                                            ----      ----
Computers and equipment ...............................    $1,217    $  411
Equipment under capital lease .........................     3,348     1,570
Furniture and fixtures ................................       195        50
Leasehold improvements ................................       243        17
                                                           ------    ------
                                                            5,003     2,048
Less: accumulated amortization ........................     2,474     1,293
                                                           ------    ------
Property and equipment, net ...........................    $2,529    $  755
                                                           ======    ======

     Accumulated depreciation and amortization includes accumulated amortization of approximately $2,055 and $974 on equipment under capital lease as of December 31, 2000 and 1999, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following as of December 31, 2000.

Goodwill ..............................................    $66,104
Assembled workforce ...................................        281
Acquired technology ...................................      7,194
                                                           -------
                                                            73,579
Less: accumulated amortization ........................      7,128
                                                           -------
Goodwill and other intangible assets, net .............    $66,451
                                                           =======

7.   REVOLVING LOAN AGREEMENT

     In January 2000, the Company entered into a revolving loan agreement with a maximum line of credit of $5,000. Advances are limited to the lesser of the maximum line or the borrowing base which is 80% of eligible receivables. The outstanding principal balance accrues interest at a per annum rate equal to the prime rate (which was 9.5% at December 31, 2000) and is secured by all present and future collateral of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly maximum net loss amounts. As of December 31, 2000, the Company was in compliance with the covenants and the outstanding balance on the line of credit was $3,679. Subsequent to December 31, 2000, the revolving loan agreement was extended to January 2002 and amended, increasing the maximum line of credit to $10,000.

8.   NOTES PAYABLE

     As of December 31, 2000, the Company had $50 outstanding on a note payable, which is secured by the Company's property and equipment. This balance is payable in monthly installments through June 1, 2001. The note has a stated interest rate of 6.75%.

9.   COMMITMENTS

     The Company leases its facility and certain equipment under non-cancelable lease agreements which expire at various dates through 2014. Rent expense was $1,138, $722, and $616 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the future minimum rental payments under capital and operating leases are as follows:

YEARS ENDING                                               CAPITAL    OPERATING
DECEMBER 31,                                                LEASE      LEASE
------------------                                          ------     -----
   2001 ...............................................    $   937    $ 1,269
   2002 ...............................................        882      4,043
   2003 ...............................................        645      3,482
   2004 ...............................................        519      3,558
   2005 ...............................................         97      3,675
   Thereafter .........................................         --     35,620
                                                           -------    -------
Total future minimum lease payments ...................      3,080    $51,647
                                                                      =======
Less imputed interest .................................        514
                                                           -------
Present value of future minimum lease payments
  under capital lease .................................      2,566
Less current portion ..................................        751
                                                           -------
Long-term portion .....................................    $ 1,815
                                                           =======

     In October 2000, the Company entered into a new facility lease agreement. The lease term commences upon possession of the facility and has a term of 12 years. The Company currently expects possession of the facility to occur in the quarter ending March 31, 2002. Lease payments will be made on an escalating basis and the total future minimum lease payments amount to $49,225 over the lease term. The Company will also have to contribute a significant amount towards construction costs of the facility. The amount is currently estimated at $7,000 but is subject to change. As part of this agreement, the Company is required to deliver to the lessor, a letter of credit as a form of security totaling $3,276 which will be classified as restricted cash on the balance sheet. The expected date of delivery of the letter of credit is in the quarter ending June 30, 2001.

     Packeteer has outstanding purchase order commitments for completed products of approximately $487 at December 31, 2000. Packeteer expects the purchase orders to be fulfilled in the first quarter of 2001.

10.  INCOME TAXES

     Net loss before income taxes is attributable to the following geographic locations for the periods ended December 31:

                                            2000         1999
                                          ---------    ---------
United States ........................    $ (1,858)    $(11,081)
Foreign ..............................      (7,211)         205
                                          --------     --------
    Net loss before incomes taxes ....      (9,069)     (10,876)
                                          ========     ========

     Provision for income taxes for the years ended December 31, consisted of:

                                                  2000    1999
                                                  -----   -----
Current:
  Federal .....................................   $  --   $  --
  State .......................................      --      --
  Foreign .....................................      --      --
                                                  -----   -----
Total current provision for income taxes ......      --      --
                                                  -----   -----
Deferred:
  Federal .....................................      --      --
  State .......................................      --      --
  Foreign .....................................      --      --
                                                  -----   -----
Total deferred provision for income taxes .....      --      --
                                                  -----   -----
Charges in lieu of income taxes associated
  with alternative minimum income tax .........     300      --
                                                  -----   -----
Total provision for income taxes ..............   $ 300   $  --
                                                  =====   =====

     The provision for income taxes for the years ended December 31 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to net loss before income taxes as a result of the following:

                                               2000        1999
                                             --------    --------
Federal tax at statutory rate ...........    $(3,084)    $(3,698)
State taxes .............................         --          --
Deferred tax asset utilized .............     (4,465)         --
Foreign operating loss not benefited ....        308       3,655
Non deductible expenses .................      2,226          43
Alternative minimum income tax ..........        300          --
Imputed interest ........................        102          --
Intercompany revenue ....................      4,913          --
Foreign tax differential ................         --          --
                                             -------     -------
    Total provision for income taxes ....    $   300     $    --
                                             =======     =======

     The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below:

                                                                          2000         1999
                                                                        --------     --------
Deferred tax assets:
  Various accruals and reserves not deductible for tax purposes ....    $    727     $    507
  Property and equipment ...........................................         238           --
  Net operating loss carryforwards .................................      10,853        9,308
  Research credit carryforwards ....................................       1,457          784
  Capitalized start-up expenditures ................................         107          216
  Deferred stock-based compensation ................................         606          675
                                                                        --------     --------
    Gross deferred tax assets ......................................      13,988       11,490
Valuation allowance ................................................     (13,988)     (11,367)
                                                                        --------     --------
    Total deferred tax assets ......................................          --          123

Deferred tax liabilities:
  Intangible assets ................................................      (1,400)
  Property and equipment ...........................................          --         (123)
                                                                        --------     --------
     Total deferred tax liabilities ................................      (1,400)        (123)
                                                                        --------     --------

Net deferred tax assets(liabilities) ...............................    $ (1,400)    $     --
                                                                        ========     ========

     The net change in the total valuation allowance was an increase of $2,621 and $4,462 for the years ended December 31, 2000 and 1999, respectively. The Company's accounting for deferred taxes under SFAS No. 109, "Accounting for Income Taxes", involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

     Approximately $7,100 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

     As of December 31, 2000, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $28,972 and $15,752, respectively available to reduce future income subject to income taxes. The Company's federal net operating loss carryforwards will begin to expire in the year 2011, if not utilized. The Company's California net operating loss carryforwards will begin to expire in the year 2005, if not utilized.

     As of December 31, 2000, the Company had federal and state research credit carryforwards of approximately $935 and $778, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2011. The California research credit carryforwards can be carried forward indefinitely.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Internal Revenue Code Section 382. The Company has not yet determined whether an ownership change has occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

11. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     As of the closing of the Company's initial public offering in July 1999, all preferred stock outstanding was converted into an aggregate of 12,391 shares of common stock of the Company. Also at the time of the Company's initial public offering, the Board of Directors changed the number of authorized shares of preferred stock to 5,000. The authorized preferred stock shares are undesignated and the Board of Directors has the authority to issue and to determine the rights, preference and privileges thereof.

COMMON STOCK

     As of December 31, 1998 the Company was authorized to issue 40,000 shares of common stock. In May 1999, the Company's Board of Directors authorized the Company to issue 85,000 shares, effective upon completion of an initial public offering in July 1999.

     In July 1999, the Company completed the initial public offering in which it sold 4,600 shares of common stock raising $62,556, net of issuance costs.

WARRANTS

As of December 31, 2000, 45 warrants to purchase common stock were outstanding and exercisable with a $6.25 exercise per share and an expiration date in May 2009.

1999 EMPLOYEE STOCK PLAN

     In May 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective July 27, 1999. At that time, 500 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP will automatically increase annually beginning on January 1, 2000 by the lesser of 1,000 shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee's compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share will be equal to 85% of the fair market value per share on the participant's entry date into the offering period or, if lower, 85% of the fair value per share on the semi-annual purchase date. 98 shares of common stock were issued under this ESPP during 2000.

1999 STOCK INCENTIVE PLAN

     The 1999 Stock Incentive Plan (the "1999 Plan") is intended to serve as the successor program to our 1996 Equity Incentive Plan (the "1996 Plan"). In May 1999, the Company's Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900 shares were reserved for issuance. Previously, 515 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan will automatically increase annually beginning on January 1, 2000 by the lesser of 3,000 shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan is administered by the Board of Directors, which sets the terms and conditions of the options. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. The options may include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased shall be subject to a repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 2000, 300 shares were subject to repurchase.

A summary of stock option activity under the 1996 and 1999 Plans follows:

                                                                  OPTIONS OUTSTANDING
                                                            ------------------------------
                                             AVAILABLE      NUMBER OF     WEIGHTED-AVERAGE
                                             FOR GRANT       SHARES        EXERCISE PRICE
                                             ---------       ------        --------------
Balances as of December 31, 1997 .....           272            900         $    0.22
  Shares made available for grant ....         2,025             --                --
  Repurchased ........................           306             --                --
  Granted ............................        (1,300)         1,300              1.96
  Exercised ..........................            --         (1,042)             0.59
  Cancelled ..........................            85            (85)             1.02
                                              ------         ------
Balances as of December 31, 1998 .....         1,388          1,073              1.90
  Shares made available for grant ....         1,415             --                --
  Repurchased ........................           103             --                --
  Granted ............................        (1,787)         1,787              7.74
  Exercised ..........................            --            (97)             2.75
  Cancelled ..........................            36            (36)             3.19
                                              ------         ------
Balances as of December 31, 1999 .....         1,155          2,727              5.68
  Shares made available for grant ....         1,340             --                --
  Repurchased ........................            30             --                --
  Granted ............................        (2,043)         2,043             29.99
  Exercised ..........................            --           (606)             3.07
  Cancelled ..........................           316           (316)            16.70
                                              ------         ------
Balances as of December 31, 2000 .....           798          3,848             18.09
                                              ======         ======

                                                                     Years ended December 31,
                                               -------------------------------------------------------------------
                                                     2000                   1999                   1998
                                               --------------------   --------------------   ---------------------
                                                          Weighted-             Weighted-                Weighted-
                                                           Average               Average                  Average
                                               Shares    Fair Value   Shares    Fair Value   Shares      Fair Value
                                               ------    ----------   ------    ----------   ------      ----------
Weighted-average fair value of options
granted during the year at market .........    1,888     $   22.75       445    $   20.18      402       $   0.49

Weighted-average fair value of options
granted during the year at less than
market ....................................      155*        33.55     1,342         6.45      898           3.63

* These option grants relate to options assumed in the Workfire acquisition

In the year ended December 31, 2000, 88 shares were issued as a result of the exercise of non plan options granted before the July 28, 1999 initial public offering.

The following table summarizes information about stock options outstanding under the 1996 and 1999 Plans as of December 31, 2000:

                                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        -----------------------------------------------------------   --------------------------------
                                                   WEIGHTED
                                                    AVERAGE           WEIGHTED                                WEIGHTED
       RANGE OF               NUMBER               REMAINING          AVERAGE              NUMBER              AVERAGE
       EXERCISE             OUTSTANDING           CONTRACTUAL         EXERCISE           EXERCISABLE          EXERCISE
        PRICES              AT 12/31/00          LIFE (YEARS)          PRICE            AT 12/31/00            PRICE
     ------------       ------------------   -------------------   ----------------   ------------------   -----------
    $ 0.10-$ 2.50               413                  6.91              $1.16                 273              $0.94
    $ 2.77-$ 3.50             1,290                  7.61               3.42                 491               3.34
   $ 6.25-$ 12.00               554                  9.04              10.68                  79               9.00
   $ 12.38-$ 26.25              487                  9.54              20.24                   9              15.00
   $ 27.19-$ 44.00              432                  9.44              36.73                  32              35.11
   $ 45.00-$ 67.13              672                  9.18              49.23                   4              55.28
                                ---                                                          ---
        Total                 3,848                  8.46              18.09                 888               4.60
                              =====                                                          ===

     As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. Amortization of the stock-based compensation in the accompanying statements of operations relates to awards granted prior to the initial public offering and options assumed from the acquisition of Workfire.

     Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model.

     Had compensation cost been recognized based on fair value at the date of grant for options granted and shares purchased under the ESPP plan during 2000, 1999 and 1998, the pro forma amounts of the Company's net loss per share would have been as follows for the years ended December 31:

                                                         2000          1999         1998
                                                      -----------   ----------   ----------
Net loss-historical ................................  $   (9,369)   $ (10,876)   $  (8,799)
Net loss-pro forma .................................     (29,504)     (13,986)      (8,854)
Basic and diluted net loss per share-historical ....       (0.35)       (0.71)       (1.54)
Basic and diluted net loss per share-pro forma .....       (1.09)       (0.91)       (1.55)

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

                                        OPTIONS
                                  --------------------
                                  2000    1999    1998
                                  ----    ----    ----
Expected life (years) ........      4       4       4
Expected volatility ..........    137%    110%     50%
Risk-free interest rates .....    5.24%   4.5%    4.5%

     To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of future ESPP issuances which is included in the pro forma total above. Therefore, the Company has estimated the compensation cost for its ESPP issuance in January 2001. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the above assumptions except the expected life is 0.5 years. The weighted-average fair value of the purchase rights granted under the ESPP during fiscal 2000 and 1999 was $19.00 and $23.00, respectively.

DEFERRED STOCK-BASED COMPENSATION

     In connection with options granted in fiscal years 1999 and 1998, the Company has recorded deferred stock-based compensation of $3,914 and $787, respectively, representing the difference between the exercise price and the fair value of the Company's common stock at the date of grant. In fiscal year 2000, the Company recorded deferred stock-based compensation of $1,109 related to employee options assumed in the Workfire acquisition. The amounts are being amortized over the vesting period for the individual options, generally four years. Amortization of stock-based compensation of $1,683, $3,088 and $537 was recognized during the years ended December 31, 2000, 1999 and 1998, respectively.

12. 401(k) PLAN

     In 1997, the Company adopted a 401(k) plan ("401(k)"). Participation in the 401(k) is available to all employees. Entry date to the 401(k) is the first day of each month. Each participant may elect to contribute an amount up to 25% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

13.  SEGMENT REPORTING

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

     The Company operates in the United States and internationally, and derives its revenue from the sale of products and software licenses. The Company's sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWise software. In 2000 and 1998, one customer accounted for 12% of total net revenues. In 1999, no one customer accounted for more than 10% of total net revenues. Sales outside of North America accounted for 54%, 55%, and 55% of the Company's total revenues in 2000, 1999, and 1998, respectively.

Geographic Information

                                          YEARS ENDED DECEMBER 31,
                                     ---------------------------------
                                       2000        1999         1998
                                     -------      -------      -------
Total net revenues:
  North America ...............      $18,791      $ 8,310      $ 3,273
  Asia Pacific ................       11,608        4,795        2,238
  Europe and rest of world ....       10,698        5,336        1,719
                                     -------      -------      -------
     Total net revenues .......      $41,097      $18,441      $ 7,230
                                     =======      =======      =======

     Total net revenues reflect the destination of the product shipped.

     Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

14.  SUBSEQUENT EVENT (UNAUDITED)

     Short-term investments includes approximately $3 million in corporate notes of Southern California Edison that have been accounted for as available-for-sale securities under SFAS No. 115. These notes are valued at fair market value as of December 31, 2000. On January 16, 2000, the scheduled redemption date, Southern California Edison announced that it would not redeem these notes at that time. Subsequently, on March 26, 2001, Packeteer sold these notes incurring a $545 realized loss.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                      2000
                                                                      ----
                                                                  QUARTER ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,   SEPTEMBER 30,  JUNE 30,       MARCH 31,
                                               ------------   -------------  --------       ---------
                                                      (in thousands, except per share amounts)
Total net revenues ......................      $ 13,326       $ 11,504       $  9,111       $  7,156
Gross profit ............................         8,782          7,896          6,253          4,903
Net loss ................................        (6,206)        (1,141)          (545)        (1,477)
Basic and diluted net loss per share ....         (0.22)         (0.04)         (0.02)         (0.06)

                                                                      1999
                                                                      ----
                                                                  QUARTER ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,   SEPTEMBER 30,  JUNE 30,       MARCH 31,
                                               ------------   -------------  --------       ---------
                                                      (in thousands, except per share amounts)
Total net revenues ......................      $ 6,342        $  5,019       $  3,981       $  3,099
Gross profit ............................        4,419           3,583          2,908          2,245
Net loss ................................       (2,227)         (2,926)        (3,200)        (2,523)
Basic and diluted net loss per share ....        (0.09)          (0.14)         (0.41)         (0.35)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       See the Consolidated Statements beginning on page 35 of this Form 10-K.

   (2) Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts and Reserves (see page 54 of this Form 10-K).

   (3) Exhibits

       See the Exhibit Index at page 55 of this Form 10-K.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

(c)  See the Exhibit Index at page 55 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 35 and Financial Statement Schedule at page 54 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 28th day of March, 2001.


                                       PACKETEER, INC.


                                       By:  /s/   DAVID YNTEMA
                                          --------------------------------------
                                          David Yntema
                                          Chief Financial Officer and Secretary
                                          Date: March 28, 2001

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

                        NAME                                           TITLE                                 DATE
                        ----                                            -----                                ----
                /s/ CRAIG ELLIOTT                     President and Chief Executive Officer             March 28, 2001
--------------------------------------------------    (Principal Executive Officer) and Director
                    Craig Elliott

                /s/ DAVID YNTEMA                      Chief Financial Officer and Secretary             March 28, 2001
--------------------------------------------------    (Principal Financial and Accounting Officer)
                    David Yntema

                /s/ BRETT GALLOWAY                    Vice President, Corporate Development,            March 28, 2001
--------------------------------------------------    and Director
                    Brett Galloway

                /s/ HAMID AHAMDI                      Director                                          March 28, 2001
--------------------------------------------------
                    Hamid Ahamdi

                /s/ STEVEN CAMPBELL                   Director                                          March 28, 2001
--------------------------------------------------
                   Steven Campbell

                /s/ JOSEPH GRAZIANO                   Director                                          March 28, 2001
--------------------------------------------------
                   Joseph Graziano

                /s/ L. WILLIAM KRAUSE                 Director                                          March 28, 2001
--------------------------------------------------
                  L. William Krause

                /s/ WILLIAM STENSRUD                  Director                                          March 28, 2001
--------------------------------------------------
                   William Stensrud

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the years ended December 31, 2000, 1999, and 1998
                                 (in thousands)

                                                            ADDITIONS
                                           BALANCE AT      CHARGED TO                       BALANCE AT
                                            BEGINNING       COSTS AND                         END OF
                                            OF PERIOD        EXPENSES      DEDUCTIONS         PERIOD
                                            ---------        --------      ----------         ------
2000
  Accounts receivable allowances ....      $      217      $       16      $      (10)      $      223
  Warranty reserve ..................             313             747            (483)             577
1999
  Accounts receivable allowances ....             293              28            (104)             217
  Warranty reserve ..................              76             515            (278)             313
1998
  Accounts receivable allowances ....              37             305             (49)             293
  Warranty reserve ..................              32              85             (41)              76

                                 EXHIBITS INDEX

              EXHIBIT
              NUMBER                          DESCRIPTION
              ------                          -----------
               3.1(2)         Registrant's Amended and Restated Certificate of
                              Incorporation.

               3.2(2)         Registrant's Amended and Restated Bylaws.

               3.3(1)         Registrant's Amended and Restated Bylaws.

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

               10.12(2)       Loan and Security Agreement between Packeteer and
                              MMC/GATX Partnership No. 1 dated May 20, 1999.

               10.13(2)       OEM Agreement between Packeteer and Lucent
                              Technologies, Inc. dated June 25, 1999.

               10.14(2)       OEM Agreement between Packeteer and Adtran, Inc.
                              dated June 29, 1999.

               10.15(3)       Amendment dated February 2, 2000 to the Loan and
                              Security Agreement and the Export-Import Bank Loan and security agreement between Packeteer and Silicon Valley Bank.

               10.16(3)       Master Lease Agreement between Packeteer and
                              Pentech Financial Services, Inc., dated November
                              1, 1999.

               10.17(3)       Addendum to Lease Agreement between Packeteer and
                              Eldon R. Hoffman dated November 1, 1999.

               10.18(4)       Lease Agreement between Packeteer and WTA Piercy
                              LLC dated October 30, 2000

               10.19(1)       Amendment dated March 13, 2001 to the Loan and
                              Security Agreement and the Export-Import Bank Loan and security agreement between Packeteer and Silicon Valley Bank.

               21.1(1)        Subsidiaries of Packeteer

               23.1(1)        Consent of KPMG LLP, Independent Accountants

               24.1(1)        Power of Attorney (see page 54)

------------

(1)     Filed herewith.

(2) Incorporated by reference from Packeteer's Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)     Incorporated by reference from Packeteer's 10-K dated March 23, 2000.

(4)     Incorporated by reference from Packeteer's 10-Q dated November 13, 2000.