Form 10-Q
period 2001-03-31
PACKETEER INC
filed 2001-05-04
CIK 1011344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
     ________________.

                       Commission File Number ___-_______

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

                             Yes [X]        No [ ]

     The number of shares outstanding of Registrant's common stock, $0.001 par value, was 29,557,575 at April 11, 2001.

                                ----------------

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements:
        Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.......   3
        Condensed Consolidated Statements of Operations for the Three Months Ended
        March 31, 2001 and March 31, 2000......................................................   4
        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2001 and March 31, 2000......................................................   5
        Notes to Condensed Consolidated Financial Statements...................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..   9
        Factors That May Affect Future Results.................................................  13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  21
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds..............................................  22
Item 6. Exhibits and Reports on Form 8-K.......................................................  22
Signatures.....................................................................................  23


     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at "Factors That May Affect Future Results" and in the "Risk Factors" section of Packeteer's Annual Report on Form 10-K dated March 29, 2001 as filed with the SEC. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our network product lines, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          March 31,      December 31,
                                                            2001             2000
                                                          ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents ..........................    $  27,916       $  24,273
  Short-term investments .............................       11,405          32,183
  Accounts receivable less allowance for doubtful
     accounts of $250 and $216, as of March 31, 2001
     and December 31, 2000 ...........................        5,057           7,600
  Inventories ........................................        2,507           2,554
  Prepaids and other current assets ..................        1,184           2,281
                                                          ---------       ---------
          Total current assets .......................       48,069          68,891
Property and equipment, net ..........................        2,440           2,529
Long-term investments ................................       23,912           5,750
Other long-term assets, principally goodwill .........       60,539          67,111
                                                          ---------       ---------
Total assets .........................................    $ 134,960       $ 144,281
                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit .....................................    $   4,215       $   3,679
  Current portion of capital leases obligations
     and note payable ................................          798             801
  Accounts payable ...................................        1,946           2,663
  Accrued compensation ...............................        1,901           2,410
  Other accrued liabilities ..........................        2,979           4,013
  Deferred revenue ...................................        3,882           3,367
                                                          ---------       ---------
          Total current liabilities ..................       15,721          16,933
Long-term liabilities ................................        3,008           3,215
Common stock; $0.001 par value; 85,000 shares
  authorized; 29,557 and 29,434 issued and
  outstanding at March 31, 2001 and December 31,
  2000, respectively .................................           30              29
Additional paid-in capital ...........................      163,109         162,118
Accumulated other comprehensive income ...............          180              77
Deferred stock-based compensation ....................       (1,310)         (1,715)
Notes receivable from stockholders ...................         (169)           (186)
Accumulated deficit ..................................      (45,609)        (36,190)
                                                          ---------       ---------
Total stockholders' equity ...........................      116,231         124,133
                                                          ---------       ---------
Total liabilities and stockholders' equity ...........    $ 134,960       $ 144,281
                                                          =========       =========


      See accompanying notes to condensed consolidated financial statements

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three months ended
                                                                          March 31,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Total net revenues .........................................      $ 11,181       $  7,156

Cost of revenues ...........................................         3,809          2,253
Amortization of acquired technology ........................           600           --
                                                                  --------       --------
          Total cost of revenues ...........................         4,409          2,253

          Gross profit .....................................         6,772          4,903
Operating expenses:
  Research and development (exclusive of
     stock-based compensation expense of
     $261 and $69 for the three months ended
     March 31, 2001 and 2000, respectively) ................         2,851          1,722
  Sales and marketing  (exclusive of
     stock-based compensation expense of
     $130 and $253 for the three months ended
     March 31, 2001 and 2000, respectively) ................         6,223          3,805
  General and administrative (exclusive of
     stock-based compensation expense of
     $33 and $59 for the three months ended
     March 31, 2001 and 2000, respectively) ................         1,418          1,209
  Amortization of goodwill .................................         5,509           --
  Stock-based compensation .................................           424            381
                                                                  --------       --------
          Total operating expenses .........................        16,425          7,117
                                                                  --------       --------
          Loss from operations .............................        (9,653)        (2,214)
Other income, net ..........................................           234            737
                                                                  --------       --------
          Net loss .........................................      $ (9,419)      $ (1,477)
                                                                  ========       ========
Basic and diluted net loss per share .......................      $  (0.32)      $  (0.06)
                                                                  ========       ========
Shares used in computing basic and diluted net loss per
  per share ................................................        29,264         26,125
                                                                  ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Three month ended
                                                                     March 31,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
Cash flows from operating activities:
  Net loss ............................................      $ (9,419)      $ (1,477)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation ......................................           546            160
    Amortization of goodwill and intangibles ..........         6,132           --
    Other non-cash charges ............................           427            430
    Changes in operating assets and liabilities:
      Accounts receivable .............................         2,543            325
      Inventories .....................................            47           (330)
      Prepaids and other current assets ...............         1,097           (536)
      Accounts payable ................................          (717)          (487)
      Other accrued liabilities .......................        (1,543)           990
      Deferred revenue ................................           515            185
                                                             --------       --------
        Net cash used in operating activities .........          (372)          (740)
                                                             --------       --------
Cash flows from investing activities:
  Purchases of property and equipment .................          (457)          (285)
  Purchases of investments ............................       (78,008)       (10,472)
  Proceeds from sale of investments ...................        80,727         29,536
  Other assets ........................................           440            (13)
                                                             --------       --------
        Net cash provided by investing activities .....         2,702         18,766
                                                             --------       --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ..........           145            629
  Proceeds from stockholders' notes receivable ........            17            232
  Sale of stock to employees under the ESPP ...........           828            640
  Borrowings under line of credit .....................         1,001            170
  Repayments of line of credit ........................          (465)          (417)
  Payments of notes payable ...........................           (19)           (63)
  Proceeds from lease financing .......................          --               62
  Principal payments of capital lease obligations .....          (194)           (50)
                                                             --------       --------
        Net cash provided by financing activities .....         1,313          1,203
                                                             --------       --------
Net increase in cash and cash equivalents .............         3,643         19,229
                                                             --------       --------
Cash and cash equivalents at beginning of period ......        24,273         19,554
                                                             --------       --------
Cash and cash equivalents at end of period ............      $ 27,916       $ 38,783
                                                             ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest ................      $    127       $    166
                                                             ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                 PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company's management, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with its audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     The Company recognizes product revenue when it is realized or realizable and earned. Generally, that occurs after the following events: the receipt of a non-cancelable purchase order, the shipment of the product, the sales price is fixed or determinable, and collection of the sales price is reasonably assured. This policy is modified under certain circumstances as follows. Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time the Company has established significant experience with the distributor's product return and exchange activity. The Company accrues for estimated customer returns following the guidance of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists".

     Maintenance revenue on product sales is allocated and deferred based on vendor specific objective evidence of fair value, generally established based on renewal rates. The deferred revenues are then recognized ratably over the term of the maintenance period.

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

     INVESTMENTS

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all investment securities have been designated as available-for-sale and are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, included in stockholders' equity as a component of accumulated other comprehensive income and loss. Realized gains and losses are included in other income, net. Interest and dividends on all securities are included in other income, net. The cost of investments sold is determined on the specific identification method.

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

     NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase and in escrow related to the acquisition of Workfire International Technologies, Inc. in September 2000. All convertible preferred stock, warrants for common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

     The following table presents the calculation of basic and diluted net loss per share:

                                                                         March 31,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Numerator:
  Net loss .................................................      $ (9,419)      $ (1,477)
                                                                  ========       ========
Denominator:
  Basic and diluted:
     Weighted-average shares of common stock outstanding ...        29,649         26,881
     Less: shares held in escrow ...........................           183           --
     Less: shares subject to repurchase ....................           202            756
                                                                  --------       --------
       Weighted-average shares used in computing basic .....        29,264         26,125
                                                                  ========       ========
          and diluted net loss per share

  Basic and diluted net loss per share .....................      $  (0.32)      $  (0.06)
                                                                  ========       ========

     The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive:

                                                                               March 31,
                                                                           -----------------
                                                                           2001        2000
                                                                           -----       -----
Shares issuable under stock options..............................          3,924       3,142
Shares of unvested stock subject to repurchase...................            202         756
Shares issuable pursuant to warrants to purchase common stock....             45         143
Shares held in escrow............................................            183          --

     The weighted average exercise price of stock options outstanding was $17.10 and $14.86 as of March 31, 2001 and 2000, respectively. The weighted average exercise price of unvested stock subject to repurchase was $0.75 and $0.51 as of March 31, 2001 and 2000, respectively. The weighted average exercise price of warrants to purchase common stock was $6.25 and $3.58 as of March 31, 2001 and 2000, respectively.

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

                                                                Three months ended
                                                                     March 31,
                                                               ---------------------
                                                                 2001         2000
                                                               -------       -------
Net loss...................................................    $(9,419)      $(1,477)
Unrealized gain (loss) on investments .....................        103          (106)
                                                               -------       -------
Comprehensive loss.........................................    $(9,316)      $(1,583)
                                                               =======       =======

     The tax effects of components of other comprehensive loss are not considered material. The only component of accumulated other comprehensive loss was unrealized gains (losses) from investments.

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

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses. The Company's sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWiseTM software. For the three months ended March 31, 2001, one customer accounted for 18% of total net revenues. For the three months ended March 31, 2000, no one customer accounted for more than 10% of total net revenues.

     Geographic Information

                                                           Three months ended
                                                                 March 31,
                                                           -------------------
                                                            2001         2000
                                                           -------      ------
Total net revenues:
  North America.......................................     $ 5,086      $3,232
  Asia Pacific .......................................       2,918       2,279
  Europe and rest of world ...........................       3,177       1,645
                                                           -------      ------
    Total net revenues................................     $11,181      $7,156
                                                           =======      ======


     Total net revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 1999, the FASB issued SFAS Nos. 133 and 137, respectively, both titled "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 amended the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statements of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Because the Company does not hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, result of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Packeteer is a leading provider of application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer's products - powered by PacketWiseTM software - are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users' quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer's PacketShaper family of products, the PacketShaper(R) and AppVantageTM systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCeleraTM family of Internet acceleration appliances employs secure socket layer ("SSL") acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

     Packeteer's products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, VARs, distributors, system integrators and OEMS, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, the United Kingdom, Denmark, Germany, Australia, Caymans and Canada. To date, we have shipped more than 12,000 units.

     We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Since inception, we have incurred significant losses and as of March 31, 2001, had an accumulated deficit of $45.6 million.

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

                                                                  Three months ended
                                                                      March 31,
                                                                  ------------------
                                                                  2001         2000
                                                                  ----         ----
Total net revenues ........................................       100%        100%

Cost of revenues ..........................................        34          31
Amortization of acquired technology .......................         5          --
                                                                  ---         ---
     Total cost of revenues ...............................        39          31

     Gross margin .........................................        61          69

Operating expenses:
  Research and development ................................        25          24
  Sales and marketing .....................................        56          53
  General and administrative ..............................        13          17
  Amortization of goodwill ................................        49          --
  Amortization of stock-based compensation ................         4           5
                                                                  ---         ---
     Total operating expenses .............................       147          99
                                                                  ---         ---
Loss from operations ......................................       (86)        (30)

Other income, net .........................................         2          10
                                                                  ---         ---
Net loss ..................................................       (84)%       (20)%
                                                                  ===         ===


     TOTAL NET REVENUES

     Our total net revenues consist primarily of product sales and, to a lesser extent, software licensing fees from OEM partners. Our product revenues consist of sales of our PacketShaper, AppVantage and AppCelera lines of product.

     The Company recognizes product revenue when it is realized or realizable and earned. Generally, that occurs after the following events: the receipt of a non-cancelable purchase order, the shipment of the product, the sales price is fixed or determinable, and collection of the sales price is reasonably assured. This policy is modified under certain circumstances as follows. Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time the Company has established significant experience with the distributor's product return and exchange activity. The Company accrues for estimated customer returns following the guidance of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists".

     Maintenance revenue on product sales is allocated and deferred based on vendor specific objective evidence of fair value, generally established based on renewal rates. The deferred revenues are then recognized ratably over the term of the maintenance period.

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

     Total net revenues increased to $11.2 million in the three months ended March 31, 2001 from $7.2 million in the same quarter in the prior year, an increase of 56%. The increase was due primarily to an increased number of units sold as a result of increased channel and market development and product acceptance.

     During the three months ended March 31, 2001, one customer accounted for 18% of total net revenues. Sales to the top 10 indirect channel partners accounted for 59% and 45% of total net revenues in the three months ended March 31, 2001 and 2000, respectively.

     COST OF REVENUES

     Our cost of revenues consists primarily of the cost of finished products purchased from our turnkey manufacturer and overhead costs. We outsource the manufacturing of our products. Our cost of revenues increased to $3.8 million in the three months ended March 31, 2001 from $2.3 million for the same quarter in the prior year, an increase of 69%. The cost of revenues represented 34% and 31% of total net revenues in the three month ended March 31, 2001 and 2000, respectively. The percentage increase was due primarily to increases in overhead costs.

     AMORTIZATION OF ACQUIRED TECHNOLOGY

     Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. ("Workfire"). The acquisition occurred in September 2000. The amortization of acquired technology was $600,000 in the three months ended March 31, 2001 and represented 5% of total net revenues.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera products and PacketWise software. Research and development expenses increased to $2.9 million in the three months ended March 31, 2001 from $1.7 million in the same quarter in the prior year, an increase of 66%. This increase was due to increases in staffing and related personnel costs. Research and development expenses represented 25% and 24% of total net revenues in the three months ended March 31, 2001 and 2000, respectively. The percentage increase was primarily due to the research and development expenses related to the AppCelera technology acquired in September 2000 in the Workfire acquisition. As of March 31, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We expect these absolute dollar expenses to increase in the future as we continue to develop new products and enhance existing products.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $6.2 million in the three months ended March 31, 2001 from $3.8 million in the same quarter in the prior year, an increase of 64%. This increase reflected the hiring of additional personnel in connection with building our sales force, and channel and increased marketing activities. Sales and marketing expenses represented 56% and 53% of total net revenues in the three months ended March 31, 2001 and 2000, respectively. The percentage increase was due to investment in sales personnel in advance of revenues. We intend to pursue sales and marketing campaigns aggressively and therefore expect our absolute dollar expenses to increase in the future after a slight decrease in the near term. This expected decrease primarily reflects cost control measures implemented at the end of March 2001 in response to the slowing economy and resulting slowing of revenues.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $1.4 million in the three months ended March 31, 2001 from $1.2 million in the same quarter in the prior year, an increase of 17%. General and administrative expenses represented 13% and 17% of total net revenues in the three months ended March 31, 2001 and 2000, respectively. This percentage decrease was primarily due to increased net revenues. As we add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $424,000 and $381,000 in the three months ended March 31, 2001 and 2000, respectively. There is $1.3 million remaining to be amortized in future periods.

     AMORTIZATION OF GOODWILL

     Amortization of goodwill relating to our September 2000 acquisition of Workfire totaled an aggregate of $5.5 million in the three months ended March 31, 2001. In connection with the Workfire acquisition, we recorded goodwill of approximately $66.1 million, which is being amortized on a straight-line basis over a three-year period. In addition, we may have additional acquisitions in future periods that could give rise to the acquisition of additional goodwill. If we acquire additional goodwill, our acquisition related amortization expense may increase in future periods.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income from our cash and investments, interest expense related to our line of credit, debt and capital lease obligations, and other expense. Other income, net decreased to $234,000 in the three months ended March 31, 2001 from $737,000 in the same quarter in the prior year, a decrease of 68%. This decrease was primarily due to the $545,000 loss on the disposition of $3.0 million of defaulted Southern California Edison notes.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and capital equipment leasing. Cash, cash equivalents and investments totaled $63.2 million at March 31, 2001, an increase of $1.0 million from December 31, 2000. The increase primarily reflects the decrease in receivables.

     We have entered into leases to finance the acquisition of computer software and hardware, and furniture. As of March 31, 2001, we have used the $1.5 million capacity of our current lease and intend to enter into another equipment financing facility in 2001. As of March 31, 2001, approximately $2.4 million was outstanding under capital lease obligations related to lease agreements. We also have a revolving credit facility against accounts receivable which provided for borrowings of up to $5.0 million and which was renewed and amended on January 9, 2001 to provide borrowings of $10.0 million. This facility expires on January 9, 2002. Borrowings under this credit facility bear interest at the prime rate, which was 8.0% as of March 31, 2001, are due upon demand and are secured by substantially all of our assets. At March 31, 2001, we had borrowed $4.2 million against this credit facility.

     We have used the initial public offering proceeds of $62.6 million net primarily to repay subordinated loans of $5.0 million and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings.

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products and to finance new facilities related to expansion of our business. We believe that our current cash, cash equivalents, investments and cash generated from operations and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 3 of the notes to condensed consolidated financial statements.

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

     - maintain current and develop new relationships with key VARs, distributors, systems integrators and OEMs; and

     -    expand our domestic and international sales efforts.

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

     We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $9.4, $10.9 and $8.8 million in 2000, 1999 and 1998, respectively. For the three months ended March 31, 2001, we incurred a net loss of $9.4 million and as of March 31, 2001 we had an accumulated deficit of $45.6 million. Although our revenues have grown over time, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

     In the past, we have experienced fluctuations in operating results. These fluctuations resulted primarily from variations in the mix of products sold and variations in channels through which products were sold and most recently in the three months ended March 31, 2001, the delay in customer orders and reductions in our customers' information technology budgets due to recent changes in the U.S. economy. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products and increased personnel expenses. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our operating results.

OUR RELIANCE ON SALES OF OUR PRODUCTS BY OTHERS MAKES IT DIFFICULT TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS

     The timing of our revenues is difficult to predict because of our reliance on indirect sales channels and the variability of our sales cycle. The length of our sales cycle for sales through our indirect channel partners to our end users may vary substantially depending upon the size of the order and the distribution channel through which our products are sold. We expect to have difficulties in predicting revenues from OEMs because we are unable to forecast unit sales of their products that incorporate our technology.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 55% of our total net revenues in the three months ended March 31, 2001 and more than half of our total net revenues for fiscal 2000 and 1999. In particular, sales to customers in our Asia Pacific region accounted for 26% our total net revenues in the three months ended March 31, 2001. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. Sales to one customer accounted for 18% and 12% of total net revenues in the three months ended March 31, 2001 and fiscal 2000, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

THE MERGER OF WORKFIRE INTO OUR COMPANY COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS

     If the benefits of the merger of Workfire into our company do not exceed the costs of the merger, including dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. We are not certain that we will be able to achieve our financial estimates if the anticipated revenue from the sale of products containing technology or other intellectual property acquired in the merger is not realized. In addition we have recorded goodwill, intangible assets and deferred stock-based compensation of approximately $72.8 million in connection with the merger, which will be amortized over a period of three years from the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we plan to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

     The market price of our common stock could also decline as a result of factors related to the merger, which may currently be unforeseen. A decline in the market price of our common stock could materially and adversely affect our operating results.

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

     Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers, and sales and marketing personnel, all of whom are in short supply. We currently have a small indirect channel partner and end-user service and support organization and will need to increase our staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel.

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

     We compete in a new, rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc. and CheckPoint Software Technologies Ltd., which sell products incorporating competing technologies. We also compete with several small private companies, which utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have six issued U.S. patents, one published patent and nine pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     We currently anticipate that our existing cash and investment balances and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the foreseeable future. However, we may need to raise additional funds in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities or if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Fixed Income Investments

     Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting credit and market risk. Specifically, we place our investments with issuers we believe to be of high quality and, by policy, limit the amount of the credit exposure to any one issuer and limit market risk by limiting duration of any single investment at 3 years. The Company does not use derivative financial instruments in its investment portfolio.

     All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our investment portfolio. The following table presents the amounts of cash equivalents and investments that are subject to market risk by range of expected maturity and weighted average interest rates.

                                                             March 31, 2001              December 31, 2000
                                                       -------------------------     ------------------------
                                                                     Weighted-                    Weighted-
                                                       Carrying       Average        Carrying      Average
                                                        Amount     Interest Rate      Amount    Interest Rate
                                                       --------    -------------     --------   -------------
Cash equivalents:
  Commercial paper, market auction preferred
    and medium-term notes ........................      $24,126         5.12%        $20,999         6.68%
Short-term investments:
  Commercial paper, corporate notes and bonds ....       11,405         7.87          32,183         6.95
Long-term investments:
  Corporate and US government ....................       23,912         7.83           5,750         7.33
                                                        -------                      -------
      Total investment securities ................      $59,443         5.86         $58,932         6.89
                                                        =======                      =======

     Foreign Exchange

     We develop products in the United States and sell in North America, Asia, Europe and other parts of the world. As a result, our financial results could be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars; and, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

     The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer has used $5.0 million to repay two separate notes payable of $2.5 million each and has used $1.8 million in connection with the acquisition of Workfire. The remaining $55.1 million of the net proceeds are expected to be used for general corporate purposes, including working capital, product development and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under "Factors That May Affect Future Results". A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, however, Packeteer has no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer's net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 4th day of May, 2001.


                                       PACKETEER, INC.


                                       By: /s/ DAVID YNTEMA
                                           -------------------------------------
                                           David Yntema
                                           Chief Financial Officer and Secretary