Form 10-Q
period 2001-06-30
PACKETEER INC
filed 2001-08-01
CIK 1011344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              for the quarterly period ended June 30, 2001
                                                  or

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

                               Yes [X]     No [ ]

    The number of shares outstanding of Registrant's common stock, $0.001 par value, was 29,600,103 at July 30, 2001.

                                ----------------

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000........................    3

               Condensed Consolidated Statements of Operations for the Six Months and Three Months Ended
                June 30, 2001 and June 30, 2000.......................................................................    4

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2001 and June 30, 2000.......................................................................    5

               Notes to Condensed Consolidated Financial Statements...................................................    6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..................    9

               Factors That May Affect Future Results.................................................................   13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.............................................   22

PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds..............................................................   22

Item 4.        Submission of Matters to a Vote of Security Holders....................................................   23

Item 6.        Exhibits and Reports on Form 8-K.......................................................................   23

Signatures............................................................................................................   24


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 June 30,        December 31,
                                                                   2001             2000
                                                                 ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents ..............................       $  40,599        $  24,273
  Short-term investments .................................           6,511           32,183
  Accounts receivable less allowance for doubtful accounts
     of $239 and $223, as of June 30, 2001 and
     December 31, 2000 ...................................           8,160            7,600
  Inventories ............................................           1,882            2,554
  Prepaids and other current assets ......................           1,165            2,281
                                                                 ---------        ---------
          Total current assets ...........................          58,317           68,891

Property and equipment, net ..............................           2,261            2,529
Long-term investments ....................................          12,798            5,750
Other long-term assets, principally goodwill .............          54,409           67,111
                                                                 ---------        ---------

Total assets .............................................       $ 127,785        $ 144,281
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit .........................................       $   3,078        $   3,679

  Current portion of capital leases obligations
     and note payable ....................................             772              801
  Accounts payable .......................................           1,389            2,663
  Accrued compensation ...................................           2,438            2,410
  Other accrued liabilities ..............................           2,950            4,013
  Deferred revenue .......................................           4,255            3,367
                                                                 ---------        ---------
          Total current liabilities ......................          14,882           16,933

Long-term liabilities ....................................           2,831            3,215

Common stock; $0.001 par value; 85,000 shares
  authorized; 29,566 and 29,434 issued and outstanding at
  June 30, 2001 and December 31, 2000, respectively ......              30               29
Additional paid-in capital ...............................         163,193          162,118
Accumulated other comprehensive income ...................              25               77
Deferred stock-based compensation ........................            (985)          (1,715)
Notes receivable from stockholders .......................            (128)            (186)
Accumulated deficit ......................................         (52,063)         (36,190)
                                                                 ---------        ---------
Total stockholders' equity ...............................         110,072          124,133
                                                                 ---------        ---------

Total liabilities and stockholders' equity ...............       $ 127,785        $ 144,281
                                                                 =========        =========

      See accompanying notes to condensed consolidated financial statements

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three months ended            Six months ended
                                                                         June 30,                     June 30,
                                                                  ----------------------      ----------------------
                                                                    2001          2000          2001           2000
                                                                  --------      --------      --------      --------

Net revenues ................................................     $ 13,088      $  9,111      $ 24,269      $ 16,267

Cost of revenues ............................................        3,933         2,858         7,742         5,111
Amortization of acquired technology .........................          599            --         1,199            --
                                                                  --------      --------      --------      --------
          Total cost of revenues ............................        4,532         2,858         8,941         5,111

          Gross profit ......................................        8,556         6,253        15,328        11,156
Operating expenses:
  Research and development (exclusive of stock-
      based compensation expense of $195 and $61
      for the three months ended June 30, 2001
      and 2000 and $456 and $129 for the six months
      ended June 30, 2001 and 2000, respectively) ...........        3,066         2,018         5,917         3,740
  Sales and marketing  (exclusive of stock-based
      compensation expense of $113 and $223 for the three
      months ended June 30, 2001 and 2000 and $243 and $477
      for the six months ended June 30, 2001 and 2002,
      respectively) .........................................        5,431         4,260        11,654         8,065
  General and administrative (exclusive of stock-
      based compensation expense of $32 and $58 for the three
      months ended June 30, 2001 and 2000 and $65 and $117
      for the six months ended June 30, 2001 and 2000,
      respectively) .........................................        1,438         1,055         2,856         2,264
  Amortization of goodwill ..................................        5,508            --        11,017            --
  Stock-based compensation ..................................          340           342           764           723
                                                                  --------      --------      --------      --------

          Total operating expenses ..........................       15,783         7,675        32,208        14,792
                                                                  --------      --------      --------      --------

          Loss from operations ..............................       (7,227)       (1,422)      (16,880)       (3,636)

Other income, net ...........................................          773           877         1,007         1,614
                                                                  --------      --------      --------      --------

          Net loss ..........................................     $ (6,454)     $   (545)     $(15,873)     $ (2,022)
                                                                  ========      ========      ========      ========

Basic and diluted net loss per share ........................     $  (0.22)     $  (0.02)     $  (0.54)     $  (0.08)
                                                                  ========      ========      ========      ========

 Shares used in computing basic and diluted net loss
       Per share ............................................       29,410        26,482        29,333        26,308
                                                                  ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six months ended
                                                                 June 30,
                                                         -----------------------
                                                            2001          2000
                                                         ---------      --------
Cash flows from operating activities:
  Net loss .........................................     $ (15,873)     $ (2,022)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation ...................................         1,012           384
    Amortization of goodwill and intangibles .......        12,263            --
    Other non-cash charges .........................           763           751
    Changes in operating assets and liabilities:
      Accounts receivable ..........................          (560)         (323)
      Inventories ..................................           672        (1,075)
      Prepaids and other current assets ............         1,116          (297)
      Accounts payable .............................        (1,274)         (480)
      Other accrued liabilities ....................        (1,035)        1,608
      Deferred revenue .............................           888           149
                                                         ---------      --------
        Net cash used in operating activities ......        (2,028)       (1,305)
                                                         ---------      --------

Cash flows from investing activities:
  Purchases of property and equipment ..............          (744)         (565)
  Purchases of investments .........................       (82,297)      (29,102)
  Proceeds from sale of investments ................       100,869        40,704
  Other assets .....................................           439            (7)
                                                         ---------      --------
        Net cash provided by investing activities ..        18,267        11,030
                                                         ---------      --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock .......           220           803
  Proceeds from stockholders' notes receivable .....            53           400
  Sale of stock to employees under the ESPP ........           828           640
  Borrowings under line of credit ..................         1,314         1,564
  Repayments of line of credit .....................        (1,915)         (416)
  Payments of notes payable ........................           (50)       (2,582)
  Proceeds from lease financing ....................            --           432
  Principal payments of capital lease obligations ..          (363)         (179)
                                                         ---------      --------
        Net cash provided by financing activities ..            87           662
                                                         ---------      --------

Net increase in cash and cash equivalents ..........        16,326        10,387
                                                         ---------      --------
Cash and cash equivalents at beginning of period ...        24,273        19,554
                                                         ---------      --------
Cash and cash equivalents at end of period .........     $  40,599      $ 29,941
                                                         =========      ========

Supplemental disclosures of cash flow information:
  Cash paid during period for interest .............     $     243      $    268
                                                         =========      ========

     See accompanying notes to condensed consolidated financial statements.

                                 PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company's management, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

    The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    The Company recognizes product revenue when it is realized or realizable and earned. Generally, that occurs after the following events: the receipt of a non-cancelable purchase order, the shipment of the product, the sales price is fixed or determinable, and collection of the sales price is reasonably assured. This policy is modified under certain circumstances as follows: Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor's product return and exchange activity. The Company accrues for estimated customer returns following the guidance of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists".

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

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks, money market instruments and investments in commercial paper that are stated at cost which approximates fair market value.

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

    GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company records goodwill when the cost of net identifiable assets acquired exceeds the fair value of the assets. Goodwill and the cost of identified intangible assets are amortized on a straight-line basis over three years. The Company regularly performs reviews to determine if the carrying value of these assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time. Effective Jan 1, 2002, the Company will cease amortization of goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (See Note 3).

    NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase and in escrow related to the acquisition of Workfire International Technologies, Inc. in September 2000. All warrants for common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive for all periods presented.

    The following table presents the calculation of basic and diluted net loss per share:

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                             ----------------------      ----------------------
                                                               2001          2000          2001          2000
                                                             --------      --------      --------      --------
                                                                                  (unaudited)
Numerator:
  Net loss .............................................     $ (6,454)     $   (545)     $(15,873)     $ (2,022)
                                                             --------      --------      --------      --------

Denominator:
  Basic and diluted:
     Weighted-average shares of common stock outstanding       29,702        27,071        29,625        26,897
     Less: shares held in escrow .......................          183            --           183            --
     Less: shares subject to repurchase ................          109           589           109           589
                                                             --------      --------      --------      --------
       Weighted-average shares used in computing basic
          and diluted net loss per share ...............       29,410        26,482        29,333        26,308
                                                             ========      ========      ========      ========

  Basic and diluted net loss per share .................     $  (0.22)     $  (0.02)     $  (0.54)     $  (0.08)
                                                             ========      ========      ========      ========

    The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive:

                                                          Three                Six
                                                       Months Ended       Months Ended
                                                         June 30,            June 30,
                                                     ---------------     ---------------
                                                      2001     2000      2001      2000
                                                     -----     -----     -----     -----
Shares issuable under stock options ............     4,123     3,657     4,123     3,657
Shares of unvested stock subject to repurchase .       109       589       109       589
Shares issuable pursuant to warrants to purchase
    common stock ...............................        45        45        45        45
Shares held in escrow ..........................       183        --       183        --

    The weighted average exercise price of stock options outstanding was $15.91 and $14.41 as of June 30, 2001 and 2000, respectively. The weighted average exercise price of unvested stock subject to repurchase was $0.79 and $0.52 as of June 30, 2001 and 2000, respectively. The weighted average exercise price of warrants to purchase common stock was $6.25 and $3.58 as of June 30, 2001 and 2000, respectively.

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

                                          Three months ended         Six months ended
                                               June 30,                  June 30,
                                          ------------------      ---------------------
                                            2001       2000         2001         2000
                                          -------      -----      --------      -------
Net loss ............................     $(6,454)     $(545)     $(15,873)     $(2,022)
Unrealized gain (loss) on investments        (155)        23           (52)         (25)
                                          -------      -----      --------      -------
Comprehensive loss ..................     $(6,609)     $(522)     $(15,925)     $(2,047)
                                          =======      =====      ========      =======

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

    The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses. The Company's sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWiseTM software. For the three months ended June 30, 2001, sales to Alternative Technology, Inc. accounted for 20% of net revenues and sales to Allasso accounted for 11% of net revenues. For the six months ended June 30, 2001, one customer, Alternative Technology, Inc., accounted for 19% of net revenues. For the same periods in the prior year, one customer, Alternative Technology, Inc., accounted for 16% and 12% of net revenues, respectively.

    Geographic Information

                                                   Three months ended      Six months ended
                                                         June 30,               June 30,
                                                   ------------------     -------------------
                                                    2001        2000       2001        2000
                                                   -------     ------     -------     -------
Net revenues:
  North America ..............................     $ 5,485     $4,081     $10,571     $ 7,313
  Asia Pacific ...............................       3,422      2,296       6,340       3,940
  Europe and rest of world ...................       4,181      2,734       7,358       5,014
                                                   -------     ------     -------     -------
     Net revenues ............................     $13,088     $9,111     $24,269     $16,267
                                                   =======     ======     =======     =======

    Net revenues reflect the destination of the shipped product.

    Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

3. RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

    In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for Packeteer will be January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Packeteer is a leading provider of application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer's products --- powered by PacketWiseTM software --- are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users' quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer's PacketShaper family of products, the PacketShaper(R) and AppVantageTM systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCeleraTM family of internet acceleration appliances employs secure socket layer ("SSL") acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

    Packeteer's products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, VARs, distributors, system integrators and OEMs to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, the United Kingdom, Denmark, Germany, Australia, France, Caymans and Canada. To date, we have shipped more than 14,000 units.

    We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Since inception, we have incurred significant losses and as of June 30, 2001, had an accumulated deficit of $52.1 million.

    In order to further the growth of our business, we sold 4.6 million shares of common stock in our initial public offering on July 28, 1999, which raised approximately $62.6 million, net of fees and expenses.

    We have a limited operating history. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development, and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and maintain profitability.

    RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

                                                               Three months ended     Six months ended
                                                                    June 30,              June 30,
                                                               ------------------     ----------------
                                                                 2001       2000       2001      2000
                                                               -------     ------     ------    ------
Net revenues ..............................................      100%       100%       100%       100%

Cost of revenues ..........................................       30         31         32         31
Amortization of acquired technology .......................        5         --          5         --
                                                                 ---        ---        ---        ---
     Total cost of revenues ...............................       35         31         37         31

     Gross margin .........................................       65         69         63         69

Operating expenses:
  Research and development ................................       23         22         24         23
  Sales and marketing .....................................       41         47         48         50
  General and administrative ..............................       11         12         12         14
  Amortization of goodwill ................................       42         --         45         --
  Amortization of stock-based compensation ................        3          4          3          4
                                                                 ---        ---        ---        ---
     Total operating expenses .............................      120         85        132         91
                                                                 ---        ---        ---        ---

Loss from operations ......................................      (55)       (16)       (69)       (22)

Other income, net .........................................        6         10          4         10
                                                                 ---        ---        ---        ---

Net loss ..................................................      (49)%       (6)%      (65)       (12)%
                                                                 ===        ===        ===        ===


    NET REVENUES

    Our net revenues consist primarily of product sales and, to a lesser extent, software licensing fees from OEM partners. Our product revenues consist of sales of our PacketShaper, AppVantage and AppCelera lines of product.

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

    Net revenues increased to $13.1 million in the three months ended June 30, 2001 from $9.1 million in the same quarter in the prior year, an increase of 44%. Net revenues increased to $24.3 million in the six months ended June 30, 2001 from $16.3 million in the same period in the prior year, an increase of 49%. The increases were due primarily to favorable mix in addition to an increased number of units sold.

    For the three months ended June 30, 2001, sales to Alternative Technology, Inc. accounted for 20% of net revenues and sales to Allasso accounted for 11% of net revenues. For the six months ended June 30, 2001, one customer, Alternative Technology, Inc., accounted for 19% of net revenues. For the same periods in the prior year, one customer, Alternative Technology, Inc., accounted for 16% and 12% of net revenues, respectively. Sales to the top 10 indirect channel partners accounted for 56% and 48% of net revenues in the six months ended June 30, 2001 and 2000, respectively.

    COST OF REVENUES

    Our cost of revenues consists primarily of the cost of finished products purchased from our turnkey manufacturer and overhead costs. We outsource the manufacturing of our products. Our cost of revenues increased to $3.9 million in the three months ended June 30, 2001 from $2.9 million for the same quarter in the prior year, an increase of 38%. Our cost of revenues increased to $7.7 million in the six months ended June 30, 2001 from $5.1 million in the six months ended June 30, 2000, an increase of 51%. The cost of revenues represented 32% and 31% of net revenues in the six months ended June 30, 2001 and 2000, respectively. The increase was due primarily to increases in personnel related and other cost increases in the customer support and manufacturing operations functions.

    AMORTIZATION OF ACQUIRED TECHNOLOGY

    Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. ("Workfire"). The acquisition occurred in September 2000. The amortization of acquired technology was $599,000 and $1.2 million in the three and six months periods ended June 30, 2001, respectively. Amortization of acquired technology represented 5% of net revenues for the three and six months ended June 30, 2001.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera products and PacketWise software. Research and development increased to $3.0 million in the three months ended June 30, 2001 from $2.0 million in the same quarter of the prior year, an increase of 52%. For the six months ended June 30, 2001, research and development expenses of $5.9 million increased $2.2 million, or 58%, from the $3.7 million in the same period in the prior year. The increases were due to increases in staffing and related personnel costs. Research and development represented 24% and 23% of net revenues in the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, all research and development costs have been expensed as incurred. We expect spending to remain at current dollar levels for the remainder of 2001.

    SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased to $5.4 million in the three months ended June 30, 2001 from $4.3 million in the same quarter of the prior year, an increase of 27%. Sales and marketing expenses increased to $11.7 in the six months ended June 30, 2001, up $3.6 million, or 45%, from the $8.1 million in the first half of the prior year. The increases reflected the hiring of additional personnel in connection with building our sales force, and channel and increased marketing activities. Sales and marketing expenses represented 47% and 50% of net revenues in the six months ended June 30, 2001 and 2000, respectively. This percentage decrease is primarily a result of increased revenues. Second quarter sales and marketing expenses of $5.4 million declined $792,000 from the $6.2 million in the first quarter, primarily reflecting cost control measures implemented at the end of March 2001 in response to the slowing economy and resulting slowing of revenues. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $1.4 million in the three months ended June 30, 2001 from $1.1 million in the same quarter of the prior year, an increase of 36%. For the first six months of 2001, general and administrative was $2.9 million, up 26% from the $2.3 million in the first half of the prior year. General and administrative represented 12% and 14% of net revenues in the six months ended June 30, 2001 and 2000, respectively. This percentage decrease was primarily due to increased net revenues. As we add personnel and incur additional costs related to the growth of our business, we expect our absolute dollar expenses to increase in the future.

    STOCK-BASED COMPENSATION

    Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $340,000 and $342,000 in the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, stock based compensation expense was $764,000 and $723,000, respectively. As of June 30, 2001, there is $1.0 million remaining to be amortized in future periods.

    AMORTIZATION OF GOODWILL

    Amortization of goodwill relating to our September 2000 acquisition of Workfire totaled an aggregate of $5.5 million and $11.0 million in the three and six month periods ended June 30, 2001. In connection with the Workfire acquisition, we recorded goodwill of approximately $66.1 million, which is being amortized on a straight-line basis over a three-year period. In addition, we may have additional acquisitions in future periods that could give rise to the acquisition of additional goodwill. Beginning January 1, 2002, under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill, including goodwill acquired in past business combinations, will be accounted for using an impairment-only approach.

    OTHER INCOME, NET

    Other income, net consists primarily of interest income from our cash and investments, net of interest expense related to our line of credit, debt and capital lease obligations, and other expense. Other income, net decreased to $773,000 in the three months ended June 30, 2001 from $877,000 in the same quarter in the prior year, a decrease of 12%, the result of both lower invested balances and lower yields on invested funds. Other income, net of $1.0 million for the six-month period ended June 30, 2001 decreased $600,000 from the $1.6 million for the period ended June 30, 2000. This decrease was primarily due to the $545,000 loss on the disposition of $3.0 million of defaulted Southern California Edison notes.

    LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and capital equipment leasing. Cash, cash equivalents and investments totaled approximately $59.9 million at June 30, 2001, a decrease of $2.3 million from December 31, 2000. The decrease primarily reflects payments of liabilities.

    We have entered into leases to finance the acquisition of computer software and hardware, and furniture. At this time, we have fully utilized the $1.5 million capacity of our current lease and intend to enter into another equipment financing facility in the second half of 2001. As of June 30, 2001, approximately $2.2 million was outstanding under capital lease obligations related to lease agreements. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. This facility expires on January 9, 2002. Borrowings under this credit facility bear interest at the prime rate, which was 6.75% as of June 30, 2001, are due upon demand and are secured by substantially all of our assets. At June 30, 2001, we had borrowed approximately $3.1 million against this credit facility.

    We have used the initial public offering net proceeds of $62.6 million primarily to repay subordinated loans of $5.0 million and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings.

    We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products and to finance new facilities related to expansion of our business. We believe that our current cash, cash equivalents, investments, cash generated from operations and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future.

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

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

    We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $9.4, $10.9 and $8.8 million in 2000, 1999 and 1998, respectively. For the six months ended June 30, 2001, we incurred a net loss of $15.9 million and as of June 30, 2001 we had an accumulated deficit of $52.1 million. Although our revenues have grown over time, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

IF WE ARE NOT ABLE TO MAINTAIN CURRENT AND FUTURE OEM RELATIONSHIPS, OUR BUSINESS WILL BE HARMED

    We may be unable to retain our current or future OEM partners. Generally, OEM relationships can be terminated with little or no notice. Our OEM agreements with ADC Telecommunications, Inc., Adtran, Inc., and Intel Corporation are not exclusive and the initial terms range from one to five years, with no obligation to renew their respective agreements with us. We expect to enter into similar OEM relationships in the future. If our relationship with any current or future OEM partner is terminated by either party, we may not be successful in replacing such partner on a timely basis or at all with another suitable OEM partner.

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

    Our inability to forecast the level of orders from OEM partners may make it difficult to schedule production, manage our contract manufacturers and forecast sales. The level and timing of orders placed by OEM partners who purchase hardware from us may vary due to many factors including OEM partners' attempts to balance their inventories, changes in the OEM partners' manufacturing strategies and variation in demand for their products. Due to product life cycles, competitive and economic conditions, these OEM partners generally do not commit to firm production schedules in advance. Anticipated orders from our current or future OEM partners may not materialize or delivery schedules may be deferred as a result of changes in customers' business needs. These order fluctuations and deferrals will harm our business.

OUR PRODUCT LINES CURRENTLY CONSIST OF THE PACKETSHAPER, APPVANTAGE AND APPCELERA SYSTEMS AND PACKETWISE SOFTWARE, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS

    All of our current revenues and a significant portion of our future growth depends on the commercial success of our PacketShaper, AppVantage and AppCelera lines of products and PacketWise software, which are the only products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the PacketShaper, AppVantage and AppCelera lines of products or PacketWise software, our revenues will not grow significantly or at all.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

    The failure of our indirect channel partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 56% of our net revenues in the six months ended June 30, 2001 and more than half of our net revenues for fiscal 2000 and 1999. In particular, sales to customers in the Asia Pacific region accounted for 26% our net revenues in the six months ended June 30, 2001. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

    A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. Sales to one customer, Alternative Technology, Inc., accounted for 19% and

12% of net revenues in the six months ended June 30, 2001 and fiscal 2000, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

THE MERGER OF WORKFIRE INTO OUR COMPANY COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS

    If the benefits of the merger of Workfire into our company do not exceed the costs of the merger, including dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. We are not certain that we will be able to achieve our financial estimates if the anticipated revenue from the sale of products containing technology or other intellectual property acquired in the merger is not realized. In addition we have recorded goodwill, intangible assets and deferred stock-based compensation of approximately $72.8 million in connection with the merger, which is being amortized over a period of three years from the date of acquisition. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", when implemented, we plan to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

THE CARRYING VALUE OF OUR ASSETS COULD BE SUBJECT TO IMPAIRMENT WRITE-DOWNS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes a new standard of accounting for goodwill acquired in business combinations, effective January 1, 2002. SFAS No. 142 continues to require recognition of goodwill as an asset, but does not permit amortization of this goodwill as is currently required. SFAS No. 142 could make our acquisition-related charges less predictable in any given reporting period. Pursuant to the new statement, goodwill will be separately tested using a fair-value based approach at least once per year for impairment or when an event occurs indicating the potential for impairment. If the carrying value of our goodwill exceeds the fair value, we would be required to report goodwill impairment charges as an operating expense in the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard.

        Effective January 1, 2002, our goodwill amortization charges will cease. However, it is possible that in the future we may incur larger impairment charges related to the goodwill already recorded or arising out of future acquisitions. This policy may subject our future earnings to significant volatility, particularly on a period-to-period basis. Accordingly, the impairment of our goodwill or other intangible assets could adversely affect our operating results.

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

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW

    Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The bandwidth management solutions market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes could also significantly reduce demand for our products. Alternative technologies, including packet-queuing technology, could achieve widespread market acceptance. Our future success will depend in large part upon our ability to:

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

    Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We currently have six issued U.S. patents and fourteen pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

    POWER OUTAGES IN CALIFORNIA MAY ADVERSELY AFFECT US

    We have significant operations, including our headquarters, contract manufacturer and order fulfillment vendor in the state of California and are dependent on a continuous power supply. California's current energy crisis could substantially disrupt our operations and increase our expenses. California's power suppliers have recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could delay the development and delivery of our products and services and otherwise disrupt communications with our customers or other third parties on whom we rely. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results.

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

                                                          June 30, 2001               December 31, 2000
                                                    -------------------------    --------------------------
                                                                  Weighted-                     Weighted-
                                                    Carrying       Average       Carrying        Average
                                                     Amount     Interest Rate     Amount      Interest Rate
                                                    --------    -------------    ---------    -------------
Cash equivalents:
  Commercial paper and medium-term notes ....       $40,428          3.90%        $20,999          6.68%
Short-term investments:
  Commercial paper, corporate notes and
   bonds ....................................         6,511          7.59          32,183          6.95
Long-term investments:
  Corporate and US government ...............        12,798          6.13           5,750          7.33
                                                    -------                        ------
      Total investment securities ...........       $59,737          4.77         $58,932          6.89
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

        The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer has used $5.0 million to repay two separate notes payable of $2.5 million each and has used $1.8 million for transaction costs in connection with the acquisition of Workfire. The remaining $55.1 million of the net proceeds are expected to be used for general corporate purposes, including working capital, product development and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under "Factors That May Affect Future Results". A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, however, Packeteer has no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer's net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders' Meeting was held on May 23, 2001 for the following purposes: (1) to elect two directors to serve until the 2004 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, (2) to approve an amendment to the Packeteer, Inc. 1999 Stock Incentive Plan which would effect the Automatic Option Grant Program in effect for non-employee board members by (i) increasing the number of shares of Common Stock granted at the board member's initial election to the board from 12,000 to 20,000 shares, (ii) increasing the number of shares of Common Stock granted to continuing board members at each Annual Meeting from 3,000 to 5,000 shares beginning with the 2001 Annual Meeting, and (iii) eliminating the 6-month service requirements for the annual option grants, beginning with the grants to be made at the 2001 Annual Meeting, and (3) to ratify the appointment of KPMG LLP as the Company's independent auditors.

1. The following persons were elected as directors of the Company to serve until the 2004 Annual Stockholders' Meeting, or until their successors are elected and qualified, with the votes indicated by their respective names below:

                                           Votes For             Votes Withheld
                                          ----------             --------------
       Brett D. Galloway                  19,779,798                 163,461
       William R Stensrud                 19,565,743                 377,516

2. The amendment to the Packeteer, Inc. 1999 Stock Incentive Plan was approved with the following votes:

       For:                                      16,276,971
       Against:                                   3,636,750
       Abstain:                                      29,538

3. The proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was approved by the vote of 19,788,628 shares for; 151,175 shares withheld or voted against the proposal; and 3,456 shares abstained.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) EXHIBITS

        None

    (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 1st day of August, 2001.

                                       PACKETEER, INC.


                                       By:  /s/ DAVID YNTEMA
                                           -----------------------------
                                           David Yntema
                                           Chief Financial Officer and Secretary