Form 10-Q
period 2001-09-30
PACKETEER INC
filed 2001-11-02
CIK 1011344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     ________________.

                        Commission File Number ____-_____

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

                        Yes [X]               No [  ]

    The number of shares outstanding of Registrant's common stock, $0.001 par value, was 29,915,557 at September 30, 2001.

                                ----------------
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30, 2001 and
          December 31, 2000.....................................................................................    3
         Condensed Consolidated Statements of Operations for the Three Months
          and Nine Months Ended September 30, 2001 and September 30, 2000.............................. ........    4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and September 30, 2000.............................................................    5
         Notes to Condensed Consolidated Financial Statements...................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................    9
         Factors That May Affect Future Results.................................................................   13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   22
PART II  OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds..............................................................   22
Item 6.  Exhibits and Reports on Form 8-K.......................................................................   23
Signatures....................................................................................................     23


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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PACKETEER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                September 30,   December 31,
                                                                    2001           2000
                                                                -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ..............................         $  50,129       $  24,273
  Short-term investments .................................             4,605          32,183
  Accounts receivable less allowance for doubtful accounts
     of $146 and $223, as of September 30, 2001 and
     December 31, 2000 ...................................             5,896           7,600
  Inventories ............................................             1,730           2,554
  Prepaids and other current assets ......................             1,505           2,281
                                                                   ---------       ---------
          Total current assets ...........................            63,685          68,891

Property and equipment, net ..............................             1,789           2,529
Long-term investments ....................................             6,694           5,750
Other long-term assets ...................................               232          67,111
                                                                   ---------       ---------
Total assets .............................................         $  72,580       $ 144,281
                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit ........................................         $   1,249       $   3,679
  Current portion of capital leases obligations
     and note payable ....................................               925             801
  Accounts payable .......................................             1,567           2,663
  Accrued compensation ...................................             1,913           2,410
  Other accrued liabilities ..............................             3,491           4,013
  Deferred revenue .......................................             4,539           3,367
                                                                   ---------       ---------
          Total current liabilities ......................            13,684          16,933

Long-term liabilities ....................................             1,638           3,215

Common stock; $0.001 par value; 85,000 shares
  authorized; 29,916 and 29,434 issued and outstanding at
  September 30, 2001 and December 31, 2000, respectively .                30              29
Additional paid-in capital ...............................           164,155         162,118
Accumulated other comprehensive income ...................               126              77
Deferred stock-based compensation ........................              (625)         (1,715)
Notes receivable from stockholders .......................               (83)           (186)
Accumulated deficit ......................................          (106,345)        (36,190)
                                                                   ---------       ---------
Total stockholders' equity ...............................            57,258         124,133
                                                                   ---------       ---------
Total liabilities and stockholders' equity ...............         $  72,580       $ 144,281
                                                                   =========       =========

      See accompanying notes to condensed consolidated financial statements

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                            Three months ended            Nine months ended
                                                                September 30,                September 30,
                                                          -----------------------       -----------------------
                                                            2001           2000           2001           2000
                                                          --------       --------       --------       --------
Net revenues .......................................      $ 10,928       $ 11,504       $ 35,197       $ 27,772

Cost of revenues ...................................         3,158          3,530         10,900          8,642
Amortization of acquired technology ................          --               78          1,199             78
                                                          --------       --------       --------       --------
          Total cost of revenues ...................         3,158          3,608         12,099          8,720

          Gross profit .............................         7,770          7,896         23,098         19,052
Operating expenses:
  Research and development (exclusive of stock-
      based compensation expense of $113 and $107
      for the three months ended September 30, 2001
      and 2000 and $570 and $237 for the nine
      months ended September 30, 2001 and 2000,
      respectively) ................................         3,292          2,265          9,209          6,005
  Sales and marketing  (exclusive of stock-based
      compensation expense of $102 and $210 for the
      three months ended September 30, 2001 and
      2000 and $345 and $686 for the nine months
      ended September 30, 2001 and 2000,
      respectively) ................................         5,232          5,181         16,886         13,246
  General and administrative (exclusive of stock-
      based compensation expense of $22 and $58 for
      the three months ended September 30, 2001 and
      2000 and $86 and $175 for the nine months
      ended September 30, 2001 and 2000,
      respectively) ................................         1,435          1,238          4,291          3,502
  Amortization of goodwill .........................          --              916         11,017            916
  Impairment of goodwill and other intangibles .....        52,552           --           52,552           --
  Stock-based compensation .........................           237            375          1,001          1,098
                                                          --------       --------       --------       --------

          Total operating expenses .................        62,748          9,975         94,956         24,767
                                                          --------       --------       --------       --------

          Loss from operations .....................       (54,978)        (2,079)       (71,858)        (5,715)

Other income, net ..................................           696            938          1,703          2,551
                                                          --------       --------       --------       --------

          Net loss .................................      $(54,282)      $ (1,141)      $(70,155)      $ (3,164)
                                                          ========       ========       ========       ========

Basic and diluted net loss per share ...............      $  (1.83)      $  (0.04)      $  (2.38)      $  (0.12)
                                                          ========       ========       ========       ========

Shares used in computing basic and diluted net loss
  Per share ........................................        29,678         27,248         29,450         26,623
                                                          ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                 PACKETEER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Nine months ended
                                                                    September 30,
                                                                        2001           2000
                                                                     ---------       ---------
Cash flows from operating activities:
  Net loss ....................................................      $ (70,155)      $  (3,164)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation ..............................................          1,493             841
    Amortization of goodwill and intangibles ..................         12,263             998
    Impairment of goodwill and intangibles ....................         52,552            --
    Other non-cash charges ....................................          1,081           1,192
    Changes in operating assets and liabilities:
      Accounts receivable .....................................          1,704          (3,370)
      Inventories .............................................            824          (1,907)
      Prepaids and other current assets .......................            776            (702)
      Accounts payable ........................................           (860)          1,675
      Other accrued liabilities ...............................         (1,019)          1,981
      Deferred revenue ........................................          1,172             812
                                                                     ---------       ---------
        Net cash used in operating activities .................           (169)         (1,644)

Cash flows from investing activities:
  Purchases of property and equipment .........................           (833)         (1,502)
  Purchases of investments ....................................        (90,229)        (25,623)
  Proceeds from sale of investments ...........................        116,912          43,679
  Acquisition, net of cash acquired ...........................           --            (1,829)
  Other assets ................................................            428             (13)
                                                                     ---------       ---------
        Net cash provided by investing activities .............         26,278          14,712

Cash flows from financing activities:
  Net proceeds from issuance of common stock ..................            710           1,640
  Proceeds from stockholders' notes receivable ................             83             547
  Sale of stock to employees under the ESPP ...................          1,437           1,303
  Borrowings under line of credit .............................          5,107           2,343
  Repayments of line of credit ................................         (7,537)         (1,065)
  Proceeds from notes payable .................................            551            --
  Payments of notes payable ...................................            (62)         (2,600)
  Proceeds from lease financing ...............................           --               513
  Principal payments of capital lease obligations .............           (542)           (195)
                                                                     ---------       ---------
        Net cash provided by (used in) financing activities ...           (253)          2,486

Net increase in cash and cash equivalents .....................         25,856          15,554
Cash and cash equivalents at beginning of period ..............         24,273          19,554
                                                                     ---------       ---------
Cash and cash equivalents at end of period ....................      $  50,129       $  35,108
                                                                     =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during period for interest ........................      $     431       $     364
                                                                     =========       =========


      See accompanying notes to condensed consolidated financial statements.

                                 PACKETEER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries ("Packeteer" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company's management, the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments and an impairment adjustment related to goodwill and intangible assets) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

    The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.


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

    The following table presents the calculation of basic and diluted net loss per share:

                                                                    Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                  -----------------------       -----------------------
                                                                    2001           2000           2001           2000
                                                                  --------       --------       --------       --------
Numerator:
  Net loss .................................................      $(54,282)      $ (1,141)      $(70,155)      $ (3,164)
                                                                  ========       ========       ========       ========
Denominator:
  Basic and diluted:
     Weighted-average shares of common stock outstanding ...        29,723         27,857         29,495         27,232
     Less: shares held in escrow ...........................          --              183           --              183
     Less: shares subject to repurchase ....................            45            426             45            426
                                                                  --------       --------       --------       --------
       Weighted-average shares used in computing basic .....        29,678         27,248         29,450         26,623
                                                                  ========       ========       ========       ========
          and diluted net loss per share

  Basic and diluted net loss per share .....................      $  (1.83)      $  (0.04)      $  (2.38)      $  (0.12)
                                                                  ========       ========       ========       ========

    The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive:

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                            ------------------    -----------------
                                                             2001       2000       2001       2000
                                                             -----      -----      -----      -----
     Shares issuable under stock options ..............      3,951      3,635      3,951      3,635
     Shares of unvested stock subject to repurchase ...         45        426         45        426
     Shares issuable pursuant to warrants to purchase
         common stock .................................         45         45         45         45
     Shares held in escrow ............................       --          183       --          183


    The weighted average exercise price of stock options outstanding was $16.18 and $17.89 as of September 30, 2001 and 2000, respectively. The weighted average exercise price of unvested stock subject to repurchase was $1.06 and $0.54 as of September 30, 2001 and 2000, respectively. The weighted average exercise price of warrants to purchase common stock was $6.25 and $3.58 as of September 30, 2001 and 2000, respectively.

3.   OTHER COMPREHENSIVE LOSS

    The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                   -----------------------       -----------------------
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
     Net loss ...............................      $(54,282)      $ (1,141)      $(70,155)      $ (3,164)
     Unrealized gain on investments .........           101             80             49             55
                                                   --------       --------       --------       --------
     Comprehensive loss .....................      $(54,181)      $ (1,061)      $(70,106)      $ (3,109)
                                                   ========       ========       ========       ========

    The tax effects of components of other comprehensive loss are not considered material. The only component of accumulated other comprehensive loss was unrealized gains (losses) from investments.

4.  SEGMENT REPORTING

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

    The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses. The Company's sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWiseTM software. For the three months ended September 30, 2001, sales to Alternative Technology, Inc. and Westcon accounted for 26% and 11% of net revenues, respectively. For the nine months ended September 30, 2001, one customer, Alternative Technology, Inc., accounted for 21% of net revenues. In the prior year, one customer, Intel Corporation accounted for 12% of net revenues for the quarter ended September 30, 2000. No single customer accounted for more than 10% of net revenues for the nine months ended September 30, 2000.

Geographic Information

                                               Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                              --------------------      --------------------
                                               2001          2000         2001         2000
                                              -------      -------      -------      -------
   Net revenues:
     North America .....................      $ 5,046      $ 4,489      $15,617      $11,803
     Asia Pacific ......................        2,903        3,609        9,243        8,623
     Europe and rest of world ..........        2,979        3,406       10,337        7,346
                                              -------      -------      -------      -------
        Net revenues ...................      $10,928      $11,504      $35,197      $27,772
                                              =======      =======      =======      =======

    Net revenues reflect the destination of the shipped product.

    Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

5.  IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

    The Company records goodwill when the cost of net identifiable assets acquired exceeds the fair value of the assets. Goodwill and the cost of identified intangible assets are amortized on a straight-line basis over estimated useful lives. The Company regularly performs reviews to determine if the carrying value of these assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered

    During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire Technologies International, Inc. The assessment was performed pursuant to SFAS No. 121 based on management's determination of the existence of impairment indicators including continued general economic slowing, the general decline in technology valuations and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows expected to be generated from these assets. Accordingly, the Company recorded an impairment charge of $52,552 during the quarter for the entire balance.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill will cease upon adoption of that Statement, which for Packeteer will be January 1, 2002.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", but retains many of the fundamental provisions of that Statement. SFAS No. 144 requires that long-lived assets be measured at the lower of their carrying amount or fair value, less cost to sell, whether reported in continuing or discontinued operations. This statement is effective for Packeteer January 1, 2002. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Packeteer is a leading provider of application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer's products -- powered by PacketWiseTM software -- are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users' quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer's PacketShaper family of products, the PacketShaper(R) and AppVantageTM systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCeleraTM family of internet acceleration appliances employs secure socket layer ("SSL") acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

    Packeteer's products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 VARs, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, VARs, distributors, system integrators and OEMs to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, Singapore, The Netherlands, the United Kingdom, Denmark, Germany, Australia, France, Caymans and Canada. To date, we have shipped more than 15,000 units.

    We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Since inception, we have incurred significant losses and as of September 30, 2001, had an accumulated deficit of $106.3 million.

    In order to further the growth of our business, we sold 4.6 million shares of common stock in our initial public offering on July 28, 1999, which raised approximately $62.6 million, net of fees and expenses.

    We have a limited operating history. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will incur net losses for at least the next several quarters. We expect to continue to incur significant sales and marketing, product development, and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and then maintain profitability.

    RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

                                                        Three months ended       Nine months ended
                                                          September 30,            September 30,
                                                        ------------------       -----------------
                                                        2001         2000        2001        2000
                                                        ----         ----        ----        ----
     Net revenues ................................       100%        100%        100%        100%

     Cost of revenues ............................        29          31          31          31
     Amortization of acquired technology .........        --           1           3          --
                                                        ----        ----        ----        ----
          Total cost of revenues .................        29          32          34          31

          Gross margin ...........................        71          68          66          69

     Operating expenses:
       Research and development ..................        30          19          26          21
       Sales and marketing .......................        48          45          48          48
       General and administrative ................        13          11          12          13
       Amortization of goodwill ..................        --           8          31           3

       Impairment of goodwill and intangibles ....       481          --         149          --
       Amortization of stock-based compensation ..         2           3           3           4
                                                        ----        ----        ----        ----
          Total operating expenses ...............       574          86         270          89
                                                        ----        ----        ----        ----
     Loss from operations ........................      (503)        (18)       (204)        (20)

     Other income, net ...........................         6           8           5           9
                                                        ----        ----        ----        ----
     Net loss ....................................      (497)%       (10)%      (199)%       (11)%
                                                        ====        ====        ====        ====

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

    Net revenues decreased to $10.9 million in the three months ended September 30, 2001 from $11.5 million in the same quarter in the prior year, a decline of 5%. The decline for the quarter was due to a decrease in units shipped, partially offset by a more favorable product mix. Net revenues increased to $35.2 million in the nine months ended September 30, 2001 from $27.8 million in the same period in the prior year, an increase of 27%. The year-to-date increase was due primarily to a more favorable product mix, in addition to an increase in units shipped.

    For the three months ended September 30, 2001, sales to Alternative Technology, Inc. and Westcon accounted for 26% and 11% of net revenues, respectively. For the nine months ended September 30, 2001, one customer, Alternative Technology, Inc., accounted for 21% of net revenues. In the prior year, one customer, Intel Corporation., accounted for 12% of net revenues for the quarter ended September 30, 2000. No single customer accounted for more than 10% of net revenues for the nine months ended September 30, 2000. Sales to the top 10 indirect channel partners accounted for 57% and 38% of net revenues in the nine months ended September 30, 2001 and 2000, respectively.

    COST OF REVENUES

    Our cost of revenues consists primarily of the cost of finished products purchased from our turnkey manufacturer and overhead costs. We outsource the manufacturing of our products. Our cost of revenues decreased to $3.2 million in the three months ended September 30, 2001 from $3.5 million for the same quarter in the prior year, a decrease of 11%. This decrease reflected lower units shipped, as well as declining manufacturing costs. Our cost of revenues increased to $10.9 million in the nine months ended September 30, 2001 from $8.6 million in the nine months ended September 30, 2000, an increase of 26%. The increase was due primarily to increases in units shipped and personnel related and other cost increases in the customer support and manufacturing operations functions. As a percentage of sales, the cost of revenues was 31% in both the nine month periods ended September 30, 2001 and 2000.

    AMORTIZATION OF ACQUIRED TECHNOLOGY

    Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. ("Workfire"). The acquisition occurred in September 2000. There was no amortization during the third quarter of 2001 due to the impairment reduction discussed below under "Impairment of Goodwill and Other Intangibles". The amortization of acquired technology was $1.2 million in the nine months ended September 30, 2001. The amortization of acquired technology was $78,000 in the three and nine month periods ended September 30, 2000.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees, prototype and other program expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera products and PacketWise software. Research and development increased to $3.3 million in the three months ended September 30, 2001 from $2.3 million in the same quarter of the prior year, an increase of 45%. This increase includes program related charges and, to a lesser extent, personnel related costs. For the nine months ended September 30, 2001, research and development expenses of $9.2 million increased $3.2 million, or 53%, from the $6.0 million in the same period in the prior year. The increase was due primarily to increases in staffing and related personnel costs, as well as program related charges. Research and development represented 26% and 21% of net revenues in the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, all research and development costs have been expensed as incurred. Research and development expenses are expected to decline slightly in the near future.

    SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the product as well as related trade show, promotional and public relations expenses. Sales and marketing expenses of $5.2 million were essentially unchanged when compared to the $5.2 million reported for the three months ended

September 30, 2000. Sales and marketing expenses increased to $16.9 million in the nine months ended September 30, 2001, up $3.7 million, or 27%, from the $13.2 million in the first nine months of the prior year. The increase reflects the hiring of additional personnel in connection with building our sales force, and increased channel and marketing activities. Sales and marketing expenses represented 48% of net revenues in both the nine month periods ended September 30, 2001 and 2000. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased to $1.4 million in the three months ended September 30, 2001 from $1.2 million in the same quarter of the prior year, an increase of 16%. For the first nine months of 2001, general and administrative expenses were $4.3 million, up 23% from the $3.5 million in the same period of the prior year. This increase is primarily related to increases in staffing and related personnel costs. General and administrative expenses represented 12% and 13% of net revenues in the nine months ended September 30, 2001 and 2000, respectively. This percentage decrease was primarily due to increased net revenues. We expect our general and administrative expenses to remain at current dollar levels in the near future.

    STOCK-BASED COMPENSATION

    Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $237,000 and $375,000 in the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, stock based compensation expense was $1.0 million and $1.1 million, respectively. As of September 30, 2001, there is $625,000 remaining to be amortized in future periods.

    AMORTIZATION OF GOODWILL

    In connection with the Workfire acquisition, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $11.0 million in the nine months ended September 30, 2001. There was no amortization during the third quarter, due to an impairment charge discussed below.

    We may have additional acquisitions in future periods that could give rise to the acquisition of additional goodwill. Beginning January 1, 2002, under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill will be accounted for using an impairment-only approach.


    IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

    In September 2000, the Company purchased Workfire Technologies International, Inc. for approximately $72.8 million, mostly in Packeteer stock. Substantially all the purchase price was allocated to goodwill and other intangibles.

        During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire. The assessment was performed pursuant to SFAS No. 121 based on management's determination of the existence of impairment indicators including continued general economic slowing, the general decline in technology valuations and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows expected to be generated from these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the quarter for the entire balance.

    OTHER INCOME, NET

    Other income, net consists primarily of interest income from our cash and investments, net of interest expense related to our line of credit, debt and capital lease obligations. Other income, net decreased to $696,000 in the three months ended September 30, 2001 from $938,000 in the same quarter in the prior year, a decrease of 26%, primarily a result of lower yields on invested funds. Other income, net of $1.7 million for the nine-month period ended September 30, 2001 decreased $900,000 from the $2.6 million for the comparable period in the prior year. This decrease was due primarily to the $545,000 loss on the disposition of $3.0 million of defaulted Southern California Edison notes, as well as lower yields and lower average cash balances.

    LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and capital equipment leasing and loans. Cash, cash equivalents and investments totaled approximately $61.4 million at September 30, 2001, a decrease of $800,000 from December 31, 2000. The decrease primarily reflects payments of financing obligations.

    We have entered into leases to finance the acquisition of computer software and hardware, and furniture. As of September 30, 2001, approximately $2.0 million was outstanding under capital lease obligations related to lease agreements. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. This facility expires on January 9, 2002. Borrowings under this credit facility bear interest at the prime rate, which was 6.0% as of September 30, 2001, are due upon demand and are secured by substantially all of our assets. At September 30, 2001, we had borrowed approximately $1.2 million against this credit facility.

    In August 2001, we secured a $551,000 equipment loan. Borrowings under this agreement are collateralized by the equipment, bear interest at the rate of 11.1%, and are repayable in monthly installments over a three-year period. At September 30, 2001, approximately $539,000 was outstanding under this facility.

    We have used a portion of the initial public offering net proceeds of $62.6 million primarily to repay subordinated loans of $5.0 million and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    The impact of recent accounting pronouncements is discussed in Note 6 of the notes to condensed consolidated financial statements.

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

WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

    We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $9.4, $10.9 and $8.8 million in 2000, 1999 and 1998, respectively. For the nine months ended September 30, 2001, we incurred a net loss of $70.2 million, including a $52.6 million goodwill impairment charge, and as of September 30, 2001 we had an accumulated deficit of $106.3 million. Although our revenues have grown over time, we cannot be certain when or if we will realize sufficient revenues to achieve profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis. Even if we achieve profitability, we cannot provide assurance that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

    In the past, we have experienced fluctuations in operating results. These fluctuations resulted primarily from variations in the mix of products sold and variations in channels through which products were sold and most recently, a delay in customer orders and reductions in our customers' information technology budgets due to slowing in the global economy. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products, increased personnel expenses and program related charges. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our operating results.

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

IF THE APPLICATION PERFORMANCE INFRASTRUCTURE SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL

    The market for application performance infrastructure solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

    The failure of our indirect channel partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 56% of our net revenues in the nine months ended September 30, 2001 and more than half of our net revenues for fiscal 2000 and 1999. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our VARs, distributors, systems integrators and OEMs in marketing our products.

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

    We cannot assure you that our indirect channel partners will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to continue to expand our field sales and support staff significantly. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, our indirect channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would harm our sales.

IF WE ARE NOT ABLE TO MAINTAIN CURRENT AND FUTURE OEM RELATIONSHIPS, OUR BUSINESS WILL BE HARMED

    We may be unable to retain our current or future OEM partners. Generally, OEM relationships can be terminated with little or no notice. Our OEM agreements with ADC Telecommunications, Inc., and Adtran, Inc. are not exclusive and the initial terms range from one to five years, with no obligation to renew their respective agreements with us. We expect to enter into similar OEM relationships in the future. If our relationship with any current or future OEM partner is terminated by either party, we may not be successful in replacing such partner on a timely basis or at all with another suitable OEM partner.

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

    We currently contract with SMTC Corporation, for the manufacture of all of our current products. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers, including:

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

    A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. Sales to one customer, Alternative Technology, Inc., accounted for 21% of net revenues in the nine months ended September 30, 2001. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

    During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire Technologies International, Inc. The assessment was performed pursuant to SFAS 121 based on management's determination of the existence of impairment indicators including continued general economic slowing, and a review of current, historical and future projections of cash flows related to these assets, as well as the general decline in technology valuations. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the undiscounted future net cash flows expected to be generated from these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the quarter.

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

    We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, acquisitions could harm our operating results by diluting our stockholders' equity and require us to record impairment charges on goodwill and intangible assets.

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

    Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the application performance infrastructure solutions market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW

    Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The application performance infrastructure solutions market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes could also significantly reduce demand for our products. Alternative technologies, including packet-queuing technology, could achieve widespread market acceptance. Our future success will depend in large part upon our ability to:

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

    Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2001, we have seven issued U.S. patents and sixteen pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS

    We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the application performance infrastructure solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

    The market for application performance infrastructure solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

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

    Our corporate documents and Section 203 of the Delaware General Corporation Law could discourage, delay or prevent a third party or a significant stockholder from acquiring control of Packeteer. In addition, provisions of our certificate of incorporation may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving Packeteer. Any of these anti-takeover provisions could lower the market price of the common stock and could deprive our stockholders of the opportunity to receive a premium for their common stock that they might otherwise receive from the sale of Packeteer

    POWER OUTAGES IN CALIFORNIA MAY ADVERSELY AFFECT US

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

                                                                      September 30, 2001             December 31, 2000
                                                                  -------------------------     --------------------------
                                                                                Weighted-                      Weighted-
                                                                  Carrying       Average        Carrying        Average
                                                                   Amount     Interest Rate      Amount      Interest Rate
                                                                  ---------   -------------     ---------    -------------
Cash equivalents:
  Commercial paper and medium-term notes....................        $50,066        2.96%          $20,999         6.68%
Short-term investments:
  Commercial paper, corporate notes and bonds ..............          4,605         5.85           32,183         6.95
Long-term investments:
  Corporate and US government...............................          6,694        5.26             5,750         7.33
                                                                  ---------                     ---------
      Total investment securities...........................      $  61,356        3.42         $  58,932         6.89
                                                                  =========                     =========

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

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) EXHIBITS

        None

    (b) REPORTS ON FORM 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 31st day of October, 2001.

                                    PACKETEER, INC.


                                    By: /s/ DAVID YNTEMA
                                        ----------------------------------------
                                        David Yntema
                                        Chief Financial Officer and Secretary