Form 10-K
period 2001-12-31
PACKETEER INC
filed 2002-03-22
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number  -

Packeteer, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0420107
(State of incorporation)	(I.R.S. Employer Identification No.)

10495 North de Anza

Cupertino, California 95014
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 873-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Based on the closing sale price of the common stock on the Nasdaq National Market System on February 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $154,803,781. Shares of common stock held by each officer and director and by each person known by the Company to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 30,043,409 at February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III of this form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

PART I

Item 1.     Business

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below in “Risk Factors.” Forward-looking statements in this report include, but are not limited to, those relating to our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See “Risk Factors.”

Overview

      Packeteer is a leading provider of application performance infrastructure systems that are designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer’s products — powered by PacketWise™ software — are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users’ quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer’s PacketShaper family of products, the PacketShaper® and AppVantage™ systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera™ family of Internet acceleration appliances employs secure socket layer (SSL) acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

      Packeteer’s products are deployed by Global 2000 corporations and service providers, and are sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by several communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels to leverage the reach of our sales force to obtain worldwide coverage. Our sales force and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries or branch offices in Hong Kong, Japan, Singapore, Korea, The Netherlands, United Kingdom, Germany, France, Denmark, Australia, Caymans and Canada. To date we have shipped more than 17,000 units.

      We were incorporated in Delaware in January 1996 and in February 1997, we began shipping our products. In this report, “Company”, “Packeteer,” “we,” “us,” and “our” refer to Packeteer, Inc. and its subsidiaries.

Industry Background

The Emergence of Internet Computing

      Today, both the Internet and its underlying protocol, TCP/ IP, have grown to positions of prominence in enterprise networking. Protocols are predefined mechanisms for computers to communicate over networks. From its origins as a network connecting academic and government institutions, the Internet has evolved into an interactive communications and commerce platform supporting businesses’ daily operations. Originally intended to accommodate non-interactive traffic such as file transfers and e-mail, the Internet and TCP/ IP were designed with the basic goals of connectivity, versatility and bandwidth exploitation. With the evolution towards Internet computing, TCP/ IP has become the communications fabric, or as it is commonly referred to in the technology industry, the underlying protocol of mission-critical enterprise networks. The Internet has enabled a new generation of interactive applications to deliver core business functions, including e-commerce, data access and information exchange, to a broad range of users. Leveraging the fundamental attributes of the Internet and TCP/ IP, businesses, consumers and suppliers have become better connected. This rapid development of a vast connected economy has given rise to a new innovative business model, the Internet computing model.

      The rapid emergence of Internet computing has had a significant effect on today’s enterprise networks and has created new challenges for information technology managers. As more interactive business applications are developed using web-enabled versions of enterprise software platforms, such as SAP R/3, Oracle, PeopleSoft and Baan, the amount of network data is increasing dramatically. eCommerce extends the confines of the enterprise network across the Internet, making application performance difficult to ensure. Enterprise users access graphic-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access other non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.

      Internet computing relies on TCP/ IP as the underlying protocol to support distributed enterprise applications and the delivery of electronic services. The Internet Protocol, or IP, provides for routing of packets across networks that utilize TCP/ IP as their underlying protocol. The Transmission Control Protocol, or TCP, provides flow control for, and reliable ordered delivery of, Internet Protocol packets. Unlike early non-interactive applications that did not require real-time responsiveness, today’s enterprise and e-commerce applications depend on timely access to data and real-time transaction responses to ensure productivity and a high quality of experience for end users. The shift toward real-time, delay-sensitive data is accelerating as corporations begin to converge database transactions and multimedia traffic onto their enterprise networks. TCP/ IP is unable to differentiate between traffic types and is designed so that each transmission attempts to consume all available bandwidth. These characteristics, which make TCP/ IP suitable for non-interactive traffic, threaten the performance of today’s mission-critical applications.

The Traffic Bottleneck at the WAN Access Link

      In recent years, the adoption of Fast Ethernet and Gigabit Ethernet technologies has reduced network congestion on the LAN. Simultaneously, the deployment of fiber infrastructure in the service provider backbone has also reduced bandwidth contention in that portion of the network. However, the bridge between the two, the WAN access link, has remained the slow, weak link in the chain, forming a bandwidth bottleneck. WAN access link capacity is often constrained, expensive and difficult to upgrade. When faced with bandwidth contention at the bottleneck, TCP/ IP provides neither a means to give preferential treatment to select applications nor a good mechanism to effectively control data flows because TCP flow control is handled only by end systems. TCP/ IP reacts to network congestion by discarding data packets and sporadically reducing packet transmissions from the host computer. In enterprise networks that are overwhelmed by increasing amounts of both non-critical and mission-critical traffic, unmanaged congestion at the WAN access link undermines application performance and can result in impaired productivity and lost revenues.

      Today’s enterprise networks require solutions that ensure mission-critical application performance, increase network efficiency, and enable the convergence of data, voice and video traffic. Enterprises are seeking to align their networks with their business priorities by making them adaptive to the unique requirements of the growing mix of mission-critical applications. At the same time, they seek to leverage investments in application software and proactively control recurring network costs by optimizing bandwidth utilization.

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

Limitations of Existing Approaches

      Businesses and service providers currently employ several approaches in an attempt to alleviate network congestion at the WAN access link. These approaches include the following:

      Adding bandwidth and infrastructure to over-provision the network. This approach requires expensive upgrades to WAN access links and associated network equipment. Moreover, incremental increases in bandwidth only temporarily alleviate network congestion, leaving the following problems unresolved:

•	Over-provisioning results in under-utilization of the network during non-peak periods;

•	Increases in bandwidth tend to be consumed quickly by latent demand within LAN and backbone infrastructure;

•	Deployment costs and increases in recurring service charges can be prohibitively expensive, especially for networks with many remote sites and for international networks; and

•	There is no application performance visibility to enable effective capacity planning.

      Implementing queuing-based features. Queuing technologies provide some degree of prioritization and are frequently incorporated in routers, which are devices that forward data packets from one LAN or WAN to another. These implementations engage only after queues form, and attempt to provide quality of service, or QoS, by reordering packets and then discarding packets when the queues overflow. Router-based approaches typically identify and prioritize traffic based on rudimentary characteristics such as port number, a simplistic mechanism to coordinate the transmission of application data, IP address or protocol type. While these approaches can alleviate some of the bandwidth contention problems, they are inadequate to handle an increasingly complex mix of interactive and real-time mission-critical applications. These limitations include:

•	Queuing-based approaches are reactive in nature and can only address congestion after the fact, rather than preventing it from occurring;

•	Congested queues result in packet loss, retransmissions and delays that waste bandwidth and undermine application response times;

•	Limited traffic classification capabilities inadequately distinguish between different types of applications, resulting in sub-optimal prioritization of traffic;

•	Queuing does not directly control end-to-end application performance; and

•	Queuing-based approaches do not control inbound traffic flowing from the WAN to the LAN.

      Installing network-management tools. Several vendors provide software that analyzes and monitors network traffic. While these products enable network administrators to determine how bandwidth is being utilized, thereby identifying where bandwidth management is required, they do not comprise a complete solution for the following reasons:

•	These products only monitor and report application performance and bandwidth utilization, offering no means of fixing or resolving performance problems; and

•	Products that detect problems once they occur are reactive and don’t proactively prevent similar problems in the future.

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

The Packeteer Solution

      Packeteer is a leading provider of application performance infrastructure systems that are designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer’s products — powered by PacketWise® software — are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users’ quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer’s PacketShaper family of products, the PacketShaper® and AppVantage™ systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera™ family of Internet acceleration appliances employs SSL acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

      PacketWise software is at the core of our bandwidth management solutions and is embedded in Packeteer-manufactured products, basically hardware platforms, based on Intel-compatible microprocessor technologies, that run various configurations of the PacketWise software. Our PacketShaper products provide customers with solutions designed to be deployed easily and cost-effectively without additional investment in or impact to network equipment, software or infrastructure.

      As the enterprise network increasingly extends to include the Internet, network managers are challenged with managing the dynamic growth in critical and non-critical traffic. Each particular application and type of traffic — such as transactions, file transfers, voice or streaming multimedia — requires a tailored management strategy to ensure optimal performance. Our solutions are based on a comprehensive four-step methodology that provides the elements for effective bandwidth management:

I. Discover and Classify Traffic. Currently, PacketShaper automatically detects and identifies over 350 types of traffic. Network managers can refine traffic categories based on application, protocol, web page, addresses, users and host names. In addition, managers can define criteria to recognize proprietary applications so that PacketShaper automatically classifies the associated traffic. Sophisticated traffic classification enables network managers to understand network congestion and to precisely target bandwidth-allocation policies.

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

      Our dynamic four-step approach to application-adaptive bandwidth management enables businesses and service providers to realize the following key benefits:

•	Gain Network Performance Visibility and Insight. PacketShaper provides valuable historical and real-time information about application performance and network utilization through an easy-to-use browser interface. Network managers gain a better understanding of the nature of traffic running on their networks and the problems and inefficiencies associated with that traffic.

•	Ensure Bandwidth to Mission-Critical Applications. Policy-based bandwidth allocation protects bandwidth for mission-critical applications such as SAP R/3, Oracle, PeopleSoft and Baan, preventing disruptions from bandwidth-hungry but less urgent applications such as file transfers, peer-to-peer file sharing or casual web browsing.

•	Simplify Deployment. PacketShaper installs easily, and automatically starts to discover, classify and analyze network traffic and suggests policies to optimize performance. It complements the existing network infrastructure, requires no router reconfiguration or desktop changes and is designed not to disrupt network connectivity in the event of software or hardware failure.

•	Enable Interactive Services. VoIP, real-time video and other streaming media require guaranteed bandwidth in order to achieve minimum quality requirements. By using PacketShaper to set minimum bandwidth guarantees and explicit delay bounds, network managers and service providers can deliver smooth and predictable performance of these delay-sensitive multimedia services.

•	Increase Network Efficiency. PacketShaper improves network efficiency and helps delay expensive capacity upgrades by managing non-critical traffic to reduce retransmission overhead and smooth the variability in bandwidth utilization.

•	Facilitate eCommerce. PacketShaper can reserve bandwidth for individual web site customers on a shared WAN connection. PacketShaper can also optimize response time for certain web pages, such as product order and home pages, and redirect users with slower connections to less data-intensive web pages.

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

      Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the telecommunications service provider market and currently have numerous telecommunications service provider customers, including: AT&T, NTT Corporation, Equant Integration Services, Inc., Singapore Cable, Fujitsu Cable, Hughes Network Systems and New Skies Satellites N. V. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our PacketShaper and PacketWise solutions enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.

      Expand Presence in the Management Application Services Market. We are actively pursuing opportunities in the application service provider market and currently have numerous application service provider customers, including AT&T, NTT Communications and Equant Integration Services, Inc., that are using our application service provider product, AppVantage. AppVantage is the industry’s first policy-based application subscriber management (ASM) system. The AppVantage system provides an application infrastructure that is designed to enable service providers to quickly and cost-effectively deliver secure, measured and performance-assured application services tailored to the needs of specific markets and customers. The system is the first platform to deliver a clearly defined service demarcation point between service providers and their customers and delivery-chain partners; provide and enforce quality of service (QoS) application-specific service level agreements (SLAs); and enable application-specific billing.

      Continue to Build Indirect Distribution Channels. We believe we have built a worldwide distribution channel. We currently have over 100 resellers, distributors, systems integrators and OEMs, that sell our products in over 50 countries. These relationships include: Alternative Technology; ACAL Nederlands BV; Adtran, Inc.; Allasso; Equant Integration Services, Inc.; Lan Systems Pty. Ltd.; Macnica, Inc; Nissho Electronics Corporation; and Westcon. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers, systems integrators and OEMs. We believe this strategy will enable us to increase the worldwide deployment of our products.

      Extend Bandwidth Management Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy setting capabilities, precise rate control expertise and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, functionality by identifying and managing additional applications or traffic types, and modularity by taking individual components of PacketWise together or on a stand-alone basis with our existing bandwidth management solutions and to develop new leading-edge technologies for emerging markets. This includes extending our bandwidth management solutions to incorporate in-depth application-management techniques that will improve performance over the Internet and reduce bandwidth requirements. We plan to extend our current portfolio by offering PacketWise-defined solutions that target the specific needs of three primary market opportunities: application service-level management, enterprise bandwidth management and service provider bandwidth management.

Products

      Packeteer’s products — powered by PacketWise® software — enable enterprises and service providers to measure, control, accelerate and validate the performance of networked applications and managed application services.

      PacketShaper®. PacketShaper is an application-based traffic and bandwidth management system designed to deliver predictable, efficient performance for applications running over the WAN and Internet. The PacketShaper® Enterprise Edition is an application bandwidth management system that provides effective application QoS using state-of-the-art bandwidth, traffic, service-level and policy management technology. The PacketShaper ISP Edition is an Internet bandwidth management platform that enables service providers to create differentiated services through fast and efficient bandwidth provisioning and management. With over 17,000 units shipped worldwide in Global 2000 enterprises and service providers, PacketShaper is the market leader in bandwidth management systems. The PacketShaper product line currently includes the 1500, 2500, 4500, 6500 and 8500 Enterprise Editions and 4500, 6500 and 8500 ISP Editions.

      AppVantage. Specifically designed for emerging managed application services, the AppVantage family of Application Service Management (ASM) systems provides the software needed to deliver measured and performance-assured application services. In addition to PacketWise core QoS technologies, which include application-based bandwidth, traffic, performance service-level and policy management, AppVantage incorporates service-level mediation capabilities that allow service providers to define clear service boundaries with customers and create enforceable service-level agreements. It also enables application performance reporting and billing models. AppVantage is ideally suited for service providers who are delivering, hosting or providing infrastructure for managed applications services. These include application service providers (ASPs), hosting service providers (HSPs), management service providers (MSPs) and application infrastructure providers (AIPs). The AppVantage product line currently includes the ASM-30, ASM-50, ASM-70 and ASM-90 Series.

      AppCelera. A line of products designed to accelerate the performance of Internet applications, AppCelera ICX (Internet Content Accelerator) is an advanced content acceleration product that can reduce web response-times by up to 50% by accelerating web content delivery all the way to the user’s desktop. It combines content compression, transformation and caching technologies to improve web application performance across the bandwidth-constrained last mile connections while reducing both server and bandwidth resource consumption. Products include the AppCelera ICX-55, ICX-75 and ICX-75s.

      PolicyCenterTM. A directory-based policy management application that enables Packeteer’s enterprise and service provider customers to broadly deploy, scale and manage application QoS throughout the network, PolicyCenter is an LDAP directory-enabled application running under Windows 2000 or Windows NT that enables customers to centrally administer and update PacketShaper and AppVantage policies, software versions, and device status for Packeteer-based networks.

      ReportCenterTM. A software product that aggregates metrics from large deployments and creates organization-wide reports to manage trends and provide support for capacity planning and usage analysis, ReportCenter lowers the cost of ownership for large deployments of PacketWise-enabled appliances, improves the quality of information and eases administrative overhead.

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

      Relying only on more basic traffic classification prevents network managers from discovering important traffic trends and limits policy setting. Sophisticated traffic types such as voice calls over networks based on Internet Protocol, or VoIP, Oracle 8i, TN3270, Citrix, and Microsoft DCOM cannot be identified using rudimentary traffic classification schemes. PacketShaper identifies traffic markers, detects changing or dynamic port assignments and tracks transactions with changing port assignments. This sophisticated traffic classification allows network managers to set policies and control the traffic related to an individual application, session, client, server or traffic type. PacketShaper permits a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. For example, non-critical applications such as web browsing and music downloading through peer-to-peer applications and mission-critical applications such as Citrix, Oracle or SAP and critical web sites are all assigned to the same TCP port number on a network but can be individually classified using PacketShaper.

      PacketShaper needs no assistance from network managers to automatically detect and identify over 350 traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can define proprietary applications so that their traffic can be recognized and reported. Our PacketShaper technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We frequently enhance PacketShaper’s classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria — for example, Oracle traffic to or from a particular database. The PacketShaper automatically classifies over 350 different traffic types, some of which are listed below. The traffic types are named either with their associated protocol or application and are grouped according to the class of application that generated that traffic. Each traffic type has an associated protocol that allows it to be recognized on the network.

      A recent list of applications PacketShaper automatically detects and classifies includes the following:

Client/ Server

CORBA
Folding@Home
FIX (Finance)
Java Rmt Mthd
MATIP (Airline)
MeetingMaker
NetIQ AppMngr
OpenConnect
JCP
SunRPC (dyn port)

ERP

Baan
JavaClient
JD Edwards
Oracle (7,8i,9i)
SAP

Internet

ActiveX
FTP, Passive FTP
Gopher
IP, IPIP, UDP, TCP
IPv6
IRC
Mime type
NNTP
SSHTCP
SSL
TFTP
UUCP
URL
Web browser

Database

FileMaker Pro
MS SQL
Oracle 7/8i
Progress

Directory Services

CRS
DHCP
DNS
DPA
Finger
Ident
Kerberos
LDAP
RADIUS
TACACS
WINS
whois

E-mail, Collaboration

Biff
cc:MAIL
IMAP
LotusNotes
MSSQ
Microsoft DCOM
(MS Exchange)
Novell GroupWise
POP3
Kerberos
SMTP

File Server

AFS
CVSup
Lockd
NetBIOS-IP
NFS
Novell NetWare5

Games

Asheron’s Call
Battle.net
Diablo II
Doom
EverQuest
Kali
Half-Life
MSN Zone
Quake I, II, & III
Tribes I,II
Unreal
Yahoo! Games

Host Access

ATSTCP
Attachmate
    SHARESUDP
Persoft Persona
SMTBF
TN3270
TN5250

Legacy LAN

and Non-IP
AFP
AppleTalk
DECnet
IPX
FNA
LAT
NetBEUI
MOP-DL/ RC
PPPoE
SNA

Messaging

AOL Instant
Msging ICQ Chat
MSN Messenger
Yahoo! Messenger
Internet Relay
Chat

Misc

Time Server
Date-Time

Multi-Media

Multi-cast NetShow
NetMeeting
QuickTime
RTP
Real Audio
Streamworks
RTSP
MPEG
ST2
SHOUTcast
WebEx
WindowsMedia

Music P2P

Aimster
AudioGalaxy
DirectConnte
ct
eDonkey2000
Gnutella
Groove
Hotline
Imesh
KaZaA
Napster
Scour
Tripnosis

Network Management

Cisco
Discovery
ICMP by packet
type
Microsoft SMS
NTP
RSVP
SNMP
SYSLOG

Print

LPR
IPP
TN5250p
TN3287

Push

Backweb
EntryPoint
Marimba
PointCast

Routing

AURP
BGP
CBT
DRP
EGP
EIGRP
IGMP
IGP
MPLS (-tag, -app)
OSPF
PIM
RARP
RIP
Spanning Tree
VLAN (802.1q/p)

Security Protocol

DLS
DPA
GRE
IPSEC
ISAKMP/ IKE
key exchange
L2TP
PPTP
SOCKS Proxy

Session

REXEC
rlogin
rsh
Telnet
Timbuktu
VNC
Xwindows

Thin Client or

Server Based
Citrix Published
Apps and
VideoFrame
RDP/Terminal Server

Voice over IP

Clarent
CUSeeMe
Dialpad
H.323
I-Phone
MCK Commun.
Micom VIP
RTP
RTCP
T.120
VDOPhone

Flexible Policy Definition and Enforcement

      PacketShaper provides network managers flexible tools to tailor solutions for different applications or traffic types. Unlike queuing-based approaches, PacketShaper allows network managers to do more than just prioritize one traffic type over another. Our policy features offer the flexibility required to tune bandwidth to specific applications and dynamically utilize available bandwidth. Our policy features may be used individually or in conjunction with each other. PacketShaper policy features include:

•	Per-session rate policies. These policies enable network managers to limit or guarantee bandwidth to each individual session of an application’s traffic. Per-session policies allocate each session an appropriate amount of bandwidth and prevent one large session from inappropriately impacting others. Network managers specify a minimum-guaranteed rate and allow the session scaled access to additional available bandwidth. For example, a bandwidth cap for traffic prevents web browsers from competing for bandwidth required by mission-critical applications. Likewise, a guaranteed rate for audio or video streams ensures that they are not interrupted by traffic that tends to consume any available bandwidth.

•	Partitions. Partitions allow the creation of a separate, exclusive channel within a WAN access link. Partitions represent aggregate bandwidth minimums or maximums governing how much of the network can be used by a single application or traffic category. Partitions can be fixed, creating dedicated virtual circuits, or burstable, creating virtual circuits whose unused bandwidth can be shared.

•	Dynamic Subscriber Bandwidth Provisioning. Dynamic Subscriber Bandwidth Provisioning allocates bandwidth and enforces QoS policies automatically by mapping a subscriber’s traffic profile (e.g. source/destination IP address, traffic type, URL, etc.) to a prescribed policy. It is a scaleable and easy-to-deploy solution that actively provisions minimum and maximum bandwidth to up to 20,000 subscribers accessing the network concurrently. Using a 5-to-1 over subscription model, not uncommon in today’s service provider market, bandwidth for as many as 100,000 subscribers can be managed with a single PacketShaper. This gives service providers additional revenue opportunities through multi-tiered Internet access services (e.g. bronze, silver, gold) for dial-up, xDSL, cable and wireless subscribers.

•	Priority policies. Priorities may be assigned to each application or traffic category. Eight priority levels are available. Priority policies are ideal for traffic that does not burst, non-IP traffic and traffic characterized by small, high-priority flows.

•	Admission-control policies. Admission-control determines the response if a bandwidth guarantee cannot be satisfied. Network managers may choose to deny access, accommodate an additional user with less than guaranteed performance, or, for web requests, redirect the request to another server. For example, if an online streaming-video service suffers a high-demand period and all available bandwidth is consumed, an admission-control policy could present a web page explaining that resources are busy. This allows a maximum number of users to receive a targeted service quality without degradation as new users seek to access the service.

•	Discard and never-admit policies. These policies intentionally block traffic. Discard policies toss packets without sending feedback to the sender. Never-admit policies are similar to discard policies except that the policy informs the sender that service is blocked.

Precise Rate Control

      One of TCP/IP’s primary weaknesses is an inability to guarantee QoS. Unlike systems network architecture, or SNA, and asynchronous transfer mode, or ATM, protocols, which have an embedded concept of rate, TCP/IP’s attempt to consume all available bandwidth conflicts with the goal of predictable, consistent, mission-critical application performance. PacketShaper’s standards-based TCP rate control technology overcomes TCP/IP’s shortcomings by proactively preventing congestion on both inbound and outbound traffic flows and increasing overall network throughput. Rather than discarding packets from a congested queue, TCP rate control paces packet delivery to prevent congestion. Rate control uses the remote user’s access speed and real-time network latency to calculate the optimal transmission speed. Evenly paced packet transmissions, instead of packet bursts which consume all available bandwidth, yield significant efficiency gains in the network. TCP rate control is a proactive and precise way to increase network efficiency by avoiding retransmissions and packet loss and it creates a smooth and even flow rate that maximizes throughput. By employing TCP rate control, PacketShaper manages the majority of traffic at the access link before network congestion occurs.

      For non-TCP-based traffic, such as UDP, alternative rate-based management techniques must be implemented. Typically UDP does not rely on acknowledgments to signal successful receipt of data, and it therefore offers no means for flow control. By directly controlling other TCP flows, however, PacketShaper effectively makes bandwidth available for UDP flows. The combination of per flow rate scheduling and explicit delay bounds removes latency and variability, or jitter, for the UDP flows traversing the WAN access link.

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

Application-Based Response-Time Measurement

      PacketShaper’s position in the enterprise network — monitoring and controlling all the traffic that passes — gives it an opportunity to provide accurate response-time measurements. Because it already handles and classifies every packet, PacketShaper can easily calculate the time traffic spends traveling between a client and a server and the time used by the server itself.

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

Scaleable Configuration

      Large deployments require tools to ease the process of updating tens or hundreds of PacketShapers that are distributed throughout the network. To address these requirements, Packeteer offers its own centralized management tools, PolicyCenter and ReportCenter. In addition, Packeteer aligns with industry standards and integrates with third-party tools.

      Other third party management tools that Packeteer products integrate with include Infovista, Micromuse and HP OpenView.

Web Server Acceleration

      Our solution includes a software technology, represented by the AppCelera ICX-55, ICX-75 and ICX-75s, that accelerates the transmission and rendering speed of Internet applications by compressing traffic from end-to-end and dynamically increasing the throughput of the low and medium speed connections, and in the case of the ICX-75s, provides the ability to offload secure socket layer (SSL) processing. The software does this using dynamic, static and variant content caching together with content-aware compression and transformation techniques for an increase in performance. The software also determines the type of content, speed of access, and type of browser and automatically optimizes the speed of delivery and rendering of information. By combining caching with compression, this technology accelerates delivery of business content and Internet applications to the user. This approach solves the last mile problem of low to medium speed Internet connections that is not addressed by today’s reverse-proxy and network-based caching solutions.

Customers

      We sell all of our products primarily through indirect channel partners. The following is a representative list of our indirect channel partners by geographic region:

Europe, the Middle East
North and South America	and Africa	Asia

Alternative Technology, Inc.	ACAL Nederlands BV	AsiaSoft HK Ltd.
Atrion Networking Corporation	Access Networks AG	Encom Information Systems Co., Ltd.
Attachmate Corporation	Allasso	Express Data
Avaya Inc.	CDG Europe BV	Kanematsu Electronics Ltd.
Combyte USA, Inc	Centia Ltd.	Lan Systems Pty Ltd.
Compaq Computer Corporation	Computer Links AG	Macnica, Inc.
Compunet Engineering, Inc.	Grupo Antea	Net One Systems Co., Ltd..
Equant Integration Services, Inc.	IB Solution	Nissho Electronics Corporation
SkyStream Networks, Inc.	Miel	RBR Networks Pte. Ltd.
Westcon, Inc.	Network Alliance Ltd.	Sunrise Information Co. Ltd.

      The following is a representative list of end users that have deployed multiple PacketShapers:

Enterprises

Service Providers

ABM	INVESCO	AT&T
Accenture	Liz Claiborne	Equant Integration Services, Inc.
AusBulk	Metalim	Japan Telecom
Autodesk	Omnitel/ Vodafone	J-Phone
Avaya, Inc.	PriceWaterhouseCoopers	NTT
Barclays Global Investors	Stanford University	Sonera
Beckman Coulter	Sumitomo Trust Bank	Telus
Catholic Department of Education, Victoria	Synopsys	WorldCom
Charter Communications	UK Ministry of Defense
Exxon Mobil	University of California, Berkeley
Fujitsu	Verisign
Honda	Yamanuchi

      In 2001 and 2000, one customer, Alternative Technology, Inc., accounted for 22% and 12% of net revenues, respectively. No other customer accounted for 10% or more of revenues in 2001 or 2000. No one customer accounted for 10% or more of 1999 net revenues. Sales to the top 10 indirect channel partners accounted for 59%, 46% and 37% of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

Manufacturing

      We outsource all of our manufacturing, including warranty repair, to one contract manufacturer, SMTC Manufacturing Corporation (“SMTC”) located in San Jose, California. The manufacturing processes and procedures for this manufacturer are ISO 9002 certified. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand.

      We design and develop the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Product testing and burn-in is performed by our contract manufacturer using tests and automated testing equipment that we specify. We also use inspection testing and statistical process controls to assure the quality and reliability of our products.

      We use a rolling seven-month forecast based on anticipated product orders to determine our material requirements. Lead times for the materials and components we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We submit purchase orders for quantities needed within the next 90 days. SMTC or Packeteer may terminate the contract without cause at any time. At that time the terminating party must honor all open purchase orders.

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

      Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our application performance infrastructure systems. Our marketing efforts include the following:

•	publication of technical, educational and business articles in industry magazines;

•	public speaking opportunities at international tradeshows, conferences and analyst events;

•	electronic marketing including web site-based communication programs, eNewsletters and on-line end-user seminars;

•	industry tradeshows, technical conferences and technology seminars; and

•	focused advertising, direct mail, public relations and analyst outreach.

      We classify our distribution channels in the following categories:

•	Solutions Partners. We have established an indirect distribution channel, which is comprised of a network of over 100 resellers, distributors and systems integrators that sell our solutions in over 50 countries. These solutions partners sell PacketShapers and other products that are complementary to our application performance infrastructure systems.

•	Technology Partners. Technology partners are OEMs and companies with whom we have established joint development relationships in support of joint business opportunities. These partners license our PacketWise software for integration into their networking products. For example, we established a relationship with InfoVista to enhance the InfoVista product to report on PacketShaper data through its interface.

•	Alliance Partners. We have developed a marketing alliance program to establish new marketing relationships, as well as enhance existing relationships, with hardware, software and systems vendors. We believe that we can build brand awareness by working with alliance partners to identify the needs of specific customer environments. For example, we formed an alliance with Citrix to identify and enhance the performance of individual applications within the Citrix MetaFrame and WinFrame environments. We work with alliance partners on various joint marketing initiatives, including product literature, direct mailings and seminars. Some of these partners include Great Plains, Sales Logix and Compaq Computer Corporation.

      As of December 31, 2001, our worldwide sales and marketing organization consisted of 78 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located in California, Florida, Georgia, Illinois, Maryland, New Jersey and Texas. In addition, we have international sales offices located in Australia, Canada, Denmark, England, France, Germany, Hong Kong, Japan, Korea, Singapore and The Netherlands.

      We believe there is a strong international market for our bandwidth management solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of North America accounted for 55%, 54% and 55% of our net revenues in 2001, 2000 and 1999, respectively.

Research and Development

      As of December 31, 2001, our research and development organization consisted of 62 employees providing expertise in different areas of our software: core engineering, classification, configuration and reporting management, user interface and platform engineering. Since inception, we have focused our research and development efforts on developing and enhancing our application performance solutions.

Customer Service and Technical Support

      Our customer service and support organization provides both product maintenance and technical support services. Our technical support staff is strategically located in five regional service centers: California, Hong Kong, Japan, Australia and The Netherlands. Our indirect channel partners offer similar support services for all of our products that they sell. These services are typically sold as a one-year contract to our resellers and end users. These services are not provided without a maintenance contract.

Competition

      We compete in a new, rapidly evolving and highly competitive sector of the Internet application infrastructure system market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco, CheckPoint and several small private companies that sell products that utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers’ increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.

      We believe the principal competitive factors in the bandwidth management solutions market are:

•	expertise and in-depth knowledge of applications;

•	timeliness of new product introductions;

•	ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

•	ability to ensure end-user performance in addition to aggregate performance of the WAN access link;

•	compatibility with industry standards;

•	products that do not increase latency and packet loss;

•	size and scope of distribution network;

•	brand name; and

•	access to customers and size of installed customer base.

Intellectual Property

      We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2001 we have eight issued U.S. patents and twenty-two pending patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the

U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Employees

      As of December 31, 2001, Packeteer employed a total of 195 full-time employees. Of the total number of employees, 62 were in research and development, 58 in sales and customer service, 20 in marketing, 29 in operations and 26 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

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

Our Limited Operating History and the Rapidly Evolving Market We Serve Makes Evaluating Our Business Prospects Difficult

      We were incorporated in January 1996 and began shipping our products commercially in February 1997. Because of our limited operating history and the uncertain nature of the rapidly changing market that we serve, we believe the prediction of future results of operations is difficult. As an investor in our common stock, you should consider the risks and difficulties that we face as an early stage company in a new and rapidly evolving market. Some of the specific risks we face include our ability to:

•	execute our sales and marketing strategy;

•	maintain current and develop new relationships with key resellers, distributors, systems integrators and original equipment manufacturers, or OEMs; and

•	expand our domestic and international sales efforts.

We Have a History of Losses and Profitability Will Be Difficult to Achieve and Sustain

      We have incurred losses since we commenced operations in 1996 and profitability will be difficult to achieve and sustain. We may not generate a sufficient level of revenues to offset our expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $71.0, $9.4 and $10.9 million in 2001, 2000 and 1999 respectively. As of December 31, 2001, we had an accumulated deficit of $107.2 million. Although our revenues have continued to grow, we cannot be certain when or if we will realize sufficient revenues to achieve and sustain profitability. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

Our Future Operating Results May Not Meet Analysts’ Expectations and May Fluctuate Significantly, Which Could Adversely Affect Our Stock Price

      We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. Our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. Our operating results are likely to fluctuate in the future on both a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results to fluctuate include variations in:

•	the timing and size of orders and shipments of our products;

•	the amount and timing of revenues from OEMs;

•	the mix of products we sell;

•	the mix of channels through which those products are sold;

•	the average selling prices of our products; and

•	the amount and timing of our operating expenses.

      In the past, we have experienced fluctuations in operating results. These fluctuations resulted primarily from variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products and increased personnel expenses. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our annual operating results.

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

If Our International Sales Efforts Are Unsuccessful, Our Business Will Fail to Grow

      The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 55% and 54% of our total net revenues in fiscal 2001 and 2000, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors, systems integrators and OEMs in marketing our products.

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

If We Are Unable to Develop and Maintain Strong Partnering Relationships with Our Indirect Channel Partners, or if Their Sales Efforts on Our Behalf Are Not Successful, Our Sales May Suffer and Our Revenues May Not Increase

      We rely primarily on an indirect distribution channel consisting of resellers, distributors, systems integrators and OEMs for our revenues. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

      We cannot assure you that our indirect channel partners will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to continue to expand our field sales and support staff as needed. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, our indirect channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would harm our sales.

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

Our Products Currently Consist of the Packetshaper, Appvantage and Appcelera Systems and Packetwise Software, and All of Our Current Revenues and a Significant Portion of Our Future Growth Depends on Their Commercial Success

      All of our current revenues and a significant portion of our future growth depend on the commercial success of our PacketShaper, AppVantage and AppCelera products and PacketWise software, which are the primary products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the PacketShaper, AppVantage and AppCelera products or PacketWise software, our revenues will not grow significantly or at all.

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

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	manufacturing yields and costs;

•	quality assurance; and

•	increases in prices and the potential misappropriation of our intellectual property.

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

Sales to Large Customers Would Be Difficult to Replace if Lost

      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. Sales to one customer, Alternative Technology, Inc., accounted for 22% of total net revenues in 2001 and 12% in 2000. There were no other customers who accounted for 10% or more of net revenues in 2001 or 2000. No one customer accounted for more than 10% of net revenues in 1999. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

Any Acquisitions We Make Could Result in Dilution to Our Existing Shareholders and Difficulties in Successfully Managing Our Business

      We continually evaluate strategic acquisitions of other businesses. Our consummation of the acquisition of other businesses would subject us to a number of risks, including the following:

•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	limitations on our ability to retain acquired distribution channels and customers;

•	diversion of management’s attention and disruption of our ongoing business; and

•	limitations on our ability to successfully incorporate acquired technology and rights into our product and service offerings and maintain uniform standards, controls, procedures, and policies.

      Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing shareholders.

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

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	identify and respond to emerging technological trends in the market; and

•	respond effectively to new technological changes or new product announcements by others.

      We have in the past experienced delays in product development which to date have not materially adversely affected us. However, these delays may occur in the future and could result in a loss of customers and market share.

If We Are Unable to Effectively Manage Our Growth, We May Experience Operating Inefficiencies and Have Difficulty Meeting Demand for Our Products

      We have rapidly and significantly expanded our operations and anticipate that further significant expansion may be required to address potential growth in our customer base and market opportunities. This expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

      In the future, we may experience difficulties meeting the demand for our products and services. The use of our products requires training, which is provided by our channel partners, as well as ourselves. If we are unable to provide training and support for our products in a timely manner, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.

      We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

Our Products May Have Errors or Defects that We Find After the Products Have Been Sold, Which Could Negatively Affect Our Revenues, the Market Acceptance of Our Products and Increase Our Costs

      Our products are complex and may contain undetected defects, errors or failures in either the hardware or software. In addition, because our products plug into our end users’ existing networks — they can directly affect the functionality of the network. Furthermore, end users rely on our products to maintain acceptable service levels. We have in the past encountered errors in our products, which in a few instances resulted in network failures and in a number of instances resulted in degraded service. To date, these errors have not materially adversely affected us. Additional errors may occur in our products in the future. The occurrence of defects, errors or failures could result in the failure of our customer’s network or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business.

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

Failure to Adequately Protect Our Intellectual Property Would Result in Significant Harm to Our Business

      Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2001 we have eight issued U.S. patents and twenty-two pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

Item 2.     Properties

      We lease approximately 40,800 square feet of administrative and research and development facilities in Cupertino, California. We believe our current facilities will be sufficient to handle our operations for at least the next 12 months. We believe that we can accommodate future growth by leasing the necessary additional space. Packeteer leases offices in the following domestic locations: Bedminster, New Jersey; Dallas, Texas; Irvine, California; and Schaumburg, Illinois; In addition, we have international leased offices located in Canada, Australia, Hong Kong, Singapore, Japan, England, Germany, France, Korea and The Netherlands.

Item 3.     Legal Proceedings

      In November 2001, Packeteer, certain company officers and directors, and its underwriters were named as defendants in a securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint, captioned Antoniono v. Packeteer, Inc. et. al., alleges violations of Sections 11, 12(a)2 and 15 of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a purported class of purchasers of Packeteer common stock between July 27, 1999 and December 6, 2000. The plaintiffs seek unspecified damages.

      Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. We believe that we have meritorious defenses to the lawsuit and will defend ourselves vigorously in the litigation. An unfavorable resolution of the actions could have a material adverse effect on our business, results of operations and financial condition. As of December 31, 2001 no accrual for this contingency has been recorded.

      The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.

Item 4.     Submission of Matter to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol “PKTR” since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal 2001:
Fourth Quarter	$8.71	$2.83
Third Quarter	11.92	3.03
Second Quarter	12.53	2.13
First Quarter	20.13	3.03
Fiscal 2000:
Fourth Quarter	37.94	9.50
Third Quarter	51.06	29.00
Second Quarter	31.31	12.00
First Quarter	67.13	34.63

      As of February 28, 2002, there were approximately 520 registered holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

      Two Packeteer executives have informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their position with the company, they have established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Craig W. Elliott, President and CEO and Brett D. Galloway, Vice President of Corporate Development have established plans which call for sales of a specific number of shares of stock per month, subject to certain contingencies relating to prevailing stock price.

Item 6.     Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Packeteer, Inc. and the notes thereto included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$46,661	$41,097	$18,441	$7,230	$1,413
Cost of revenues	13,867	12,585	5,286	2,386	457
Amortization of acquired technology	1,199	678	—	—	—

Gross profit	31,595	27,834	13,155	4,844	956
Operating expenses:
Research and development*	11,697	8,760	5,164	2,779	2,932
Sales and marketing*	22,417	18,614	13,737	8,866	3,210
General and administrative*	5,704	4,824	2,936	1,750	934
Amortization of goodwill	11,017	6,424	—	—	—
Impairment of goodwill and intangibles	52,552	—	—	—	—
Amortization of stock-based compensation	1,233	1,683	3,088	537	—

Total operating expenses	104,620	40,305	24,925	13,932	7,076

Net loss from operations	(73,025)	(12,471)	(11,770)	(9,088)	(6,120)
Interest and other income	3,170	4,020	1,757	367	238
Interest and other expense	(1,133)	(618)	(863)	(78)	(27)

Net loss before income taxes	(70,988)	(9,069)	(10,876)	(8,799)	(5,909)
Provision for income taxes	—	300	—	—	—

Net loss	$(70,988)	$(9,369)	$(10,876)	$(8,799)	$(5,909)

Basic and diluted net loss per share	$(2.40)	$(0.35)	$(0.71)	$(1.54)	$(1.82)

Shares used in computing basic and diluted net loss per share	29,559	27,152	15,343	5,709	3,253

*Excludes amortization of deferred stock-based compensation of the following:
Research and development	$663	$558	$459	$86	$—
Sales and marketing	442	892	2,184	436	—
General and administrative	128	233	445	15	—

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$62,221	$62,206	$65,158	$4,477	$2,416
Working capital	52,723	51,958	51,285	3,501	2,611
Total assets	73,005	144,281	70,821	8,570	4,935
Long-term obligations	1,289	3,215	839	739	356
Total stockholders’ equity	56,624	124,133	59,120	3,759	2,804

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in the section titled “RISK FACTORS” beginning on page 16.

Overview

      Packeteer is a leading provider of application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer’s products — powered by PacketWise® software — are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users’ quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer’s PacketShaper family of products, the PacketShaper® and AppVantageTM systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCeleraTM family of Internet acceleration appliances employs secure socket layer (“SSL”) acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

      Packeteer’s products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, resellers, distributors, system integrators and OEMS, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, The Netherlands, England, Germany, France, Denmark, Australia, Caymans and Canada. To date, we have shipped more than 17,000 units.

      We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Since inception, we have incurred significant losses and as of December 31, 2001, had an accumulated deficit of $107.2 million.

      In order to further the growth of our business, we sold 4,600,000 shares of common stock in our initial public offering on July 28, 1999, which raised approximately $62.6 million net of fees and expenses.

      We have a limited operating history. We have incurred losses since we commenced operations in 1996 and profitability will be difficult to achieve and sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to achieve and then maintain profitability.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation of long-lived assets, valuation allowances including sales return reserves and allowance for doubtful accounts, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      The items in our financial statements requiring the most significant estimates and judgment are as follows:

      Revenue recognition. Product revenue consists primarily of sales of our PacketShaper, AppVantage and AppCelera products, which include hardware, as well as software licenses. Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of hardware and software products. Revenue is generally recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable, and

•	collectibility is reasonably assured.

      Receipt of a customer purchase order is persuasive evidence of an arrangement. Sales through our distribution channel are evidenced by an agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.

      Delivery generally occurs when product is delivered to a common carrier from Packeteer or its designated fulfillment house. For maintenance contracts, delivery is deemed to occur ratably over the contract period.

      The Company’s fees are typically considered to be fixed or determinable at the inception of the arrangements. The fee the Company’s customers pay for its products is negotiated at the outset of an arrangement, and is generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable.

      We assess collectibility based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.

      This revenue recognition policy is modified under certain circumstances as follows: Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product return and exchange activity. Additionally, when the Company introduces new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers.

      The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence (VSOE) to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to other customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9, revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

      Inventory valuation. Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We currently contract with SMTC for the manufacture of all of our products. We record inventory reserves for excess and obsolete inventories based on historical usage and forecasted demand. Factors which could cause our forecasted demand to prove inaccurate include our reliance on indirect sales channels and the variability of our sales cycle; the potential of announcements of our new products or enhancements to replace or shorten the life cycle of our current products, or cause customers to defer their purchases; loss of sales due to product shortages; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering our existing products obsolete. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

      Valuation of Long-Lived and Intangible Assets and Goodwill. The Company regularly performs reviews to determine if the carrying value of its long-lived assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, the fair value is estimated based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value.

      During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire Technologies International, Inc. pursuant to the Company’s stated policy as described in Note 1 to the Financial Statements. Management’s determination of the existence of impairment indicators included continued general economic slowing, broad based declines in the values of networking technologies and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows to be generated over the expected lives of these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the third quarter of 2001 for the entire unamortized balance.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Any goodwill or other intangible assets recorded in the future will be tested for impairment on an annual basis according to the specific guidance in the statement.

      Sales return reserve and allowance for doubtful accounts. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, management analyzes historical return rates as it is the primary indicator for estimating future returns. Judgments and estimates must be made in connection with establishing the sales return reserve. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or used different estimates. The sales return reserve liability balance at December 31, 2001 and 2000 was $331,000 and $460,000, respectively. Management must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and projected or estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $132,000 and $223,000 at December 31, 2001 and 2000, respectively.

      Warranty reserves. Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company’s warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality product in a timely manner and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software which could affect the functionality of our customer’s network or mission-critical applications. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $552,000 and $577,000 at December 31, 2001 and 2000, respectively.

Results of Operations

      The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	2001	2000	1999

Net revenues	100%	100%	100%
Cost of revenues	30	31	29
Amortization of acquired technology	2	1	—

Gross margin	68	68	71
Operating expenses:
Research and development	25	21	28
Sales and marketing	48	45	74
General and administrative	12	12	16
Amortization of goodwill	24	16	—
Impairment of goodwill and intangibles	113	—	—
Amortization of stock-based compensation	3	4	17

Total operating expenses	225	98	135

Net loss from operations	(157)	(30)	(64)
Interest and other income	7	10	10
Interest and other expense	(2)	(2)	(5)

Net loss before income taxes	(152)	(22)	(59)
Provision for income taxes	—	(1)	—

Net loss	(152)%	(23)%	(59)%

Net Revenues

      Product revenues consist primarily of sales of our PacketShaper, AppVantage and AppCelera products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

      Net revenues increased to $46.7 million in fiscal 2001 from $41.1 million in fiscal 2000 and from $18.4 million in fiscal 1999. Product revenues increased to $41.1 million in fiscal 2001 from $38.1 million in fiscal 2000 and from $17.7 million in fiscal 1999. The increase from 2000 to 2001 was due to a more favorable product mix, with sales of our PacketShaper 6500 Edition models, introduced in the fourth quarter of fiscal 2000, showing the largest growth in 2001. The increase from 1999 to 2000 was due to the increased number of units sold as a result of increased channel and market development and product acceptance. Service revenues increased to $5.6 million in fiscal 2001 from $3.0 million in fiscal 2000 and from $0.7 million in 1999 due mainly to increases in the number of units on maintenance.

      In fiscal 2001 and 2000, one customer, Alternative Technology, Inc., accounted for 22% and 12% of net revenues, respectively. No other customer accounted for 10% or more of revenues in 2001 or 2000. No one customer accounted for 10% or more of sales in 1999. Sales to the top 10 indirect channel partners accounted for 59%, 46% and 37% of net revenues for fiscal 2001, 2000 and 1999, respectively. See Note 14 of the notes to consolidated financial statements.

      We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, combined with the anticipated economic recovery, should allow us to grow our business again in 2002. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our growth rate and net revenue depend significantly on continued growth in the application traffic and bandwidth solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

Cost of Revenues

      Our cost of revenues (excluding amortization of acquired technology) consists of the cost of finished products purchased from our turnkey contract manufacturer and overhead costs. Our cost of revenues increased to $13.9 million in fiscal 2001 from $12.6 million in fiscal 2000 and from $5.3 million in fiscal 1999. The cost of revenues represented 30%, 31% and 29% of net revenues in fiscal 2001, 2000, and 1999, respectively. The percentage decrease from fiscal 2000 to fiscal 2001 was due to reductions in manufacturing and other product costs, specifically certain component costs, partially offset by increases in overhead costs, including service support costs. The percentage increase from fiscal 1999 to fiscal 2000 was due to increases in overhead costs, service support costs and other product costs.

      Product costs increased to $10.9 million in fiscal 2001 from $10.7 million in fiscal 2000 and $5.3 million in fiscal 1999. The increase from 2000 to 2001 was due to increases in overhead costs, partially offset by reductions in manufacturing and other product costs. The increase from 1999 to 2000 was due to an increase in units shipped as well as increasing overhead costs. Costs of service revenues increased to $3.0 million in fiscal 2001 from $1.9 million in fiscal 2000 and $18,000 in fiscal 1999. The increases are due to the costs of developing the service support organization to support the increased installed base. Prior to fiscal 2000, support activities were handled primarily by the sales organization.

      To maintain our gross margins we must continue to develop and introduce on a timely basis new products and enhancements and reduce product costs as we did in 2001.

Amortization of Acquired Technology

      Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. (“Workfire”). The acquisition occurred in September 2000. There was no amortization during the second half of 2001 due to the impairment reduction discussed below under “Impairment of Goodwill and Other Intangibles.” The amortization of acquired technology was $1.2 million during 2001, compared to $678,000 in 2000 and none in 1999.

Research and Development

      Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera systems and PacketWise software. Excluding the effects of stock-based compensation of $663,000, $558,000 and $459,000 for the years 2001, 2000 and 1999, respectively, research and development expenses increased to $11.7 million in fiscal 2001 from $8.8 million in fiscal 2000 and from $5.2 million in fiscal 1999. The increase in research and development expenses from fiscal 2000 to fiscal 2001 was due to increases in staffing and related personnel costs, as well as increases in project related materials. The increase in personnel related expenses was due to the inclusion of Workfire for all of fiscal 2001, compared to only three and one half months in fiscal 2000. The increase in research and development expenses from fiscal 1999 to fiscal 2000 was due to increases in personnel, consulting and related overhead costs. Research and development expenses represented 25%, 21% and 28% of net revenues in fiscal 2001, 2000 and 1999, respectively. The level of research and development spending varies depending on both the breadth of the Company’s research and development efforts and the stage of specific product development.

      As of December 31, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We intend to continue to invest in appropriate projects related to the enhancement of our product offerings and expect expenses as a percentage of revenue to decrease over time.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $442,000, $892,000 and $2.2 million in 2001, 2000 and 1999 respectively, sales and marketing expenses increased to $22.4 million in fiscal 2001 from $18.6 million in fiscal 2000 and from $13.7 million in fiscal 1999. The increases in both fiscal 2001 and fiscal 2000 reflected the hiring of additional personnel in connection with building our sales force, and channel and increased marketing activities. Sales and marketing expenses represented 48%, 45% and 74% of net revenues for fiscal 2001, 2000, and 1999, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target showing sales and marketing expenses in the range of 26 to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next eight quarters.

General and Administrative

      General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock based compensation of $128,000, $233,000 and $445,000 in 2001, 2000 and 1999 respectively, general and administrative expenses increased to $5.7 million in fiscal 2001 from $4.8 million in fiscal 2000 and from $2.9 million in fiscal 1999. General and administrative expenses represented 12% of net revenues in 2001 and 2000, and 16% of net revenues for fiscal 1999. The percentage decrease from 1999 to 2000 was primarily due to increased net revenues. We expect general and administrative expenses as a percentage of revenues to decrease.

Amortization of Goodwill

      In connection with the Workfire acquisition completed in September 2000, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $11.0 million in 2001 and $6.4 million in 2000. There was no amortization during the second half of 2001, due to an impairment charge discussed below.

      We may have additional acquisitions in future periods that could give rise to the acquisition of additional goodwill. Beginning January 1, 2002, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill will be accounted for using an impairment-only approach.

Impairment of Goodwill and Other Intangibles

      In September 2000, the Company purchased Workfire Technologies International, Inc. for approximately $72.8 million, mostly in Packeteer stock. Substantially all the purchase price was allocated to goodwill and other intangibles.

      During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire Technologies International, Inc. pursuant to the Company’s stated policy as described in Note 1 to the Financial Statements. Management’s determination of the existence of impairment indicators included continued general economic slowing, broad based declines in the values of networking technologies and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows to be generated over the expected lives of these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the third quarter of 2001 for the entire unamortized balance.

Stock-Based Compensation

      Amortization of stock-based compensation resulted from the granting of stock options to employees and consultants with exercise prices per share determined to be below the deemed fair value per share of our common stock on the dates of grant for financial reporting purposes. Stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $1.2 million, $1.7 million and $3.1 million in fiscal 2001, 2000 and 1999, respectively leaving $400,000 to be amortized in future periods.

Interest and Other Income

      Interest and other income consists primarily of interest income from our cash and investments and totaled $3.2 million, $4.0 million and $1.8 million for fiscal 2001, 2000 and 1999, respectively. The decrease in interest income from 2000 to 2001 is the result of lower yields on invested funds. The increase from 1999 to 2000 is due primarily to higher average cash balances in 2000 resulting from proceeds from our initial public offering in July 1999.

Interest and Other Expense

      Interest and other expense consists primarily of interest expense related to our line of credit, debt and capital lease obligations. Interest and other expense totaled $1.1 million in 2001, $618,000 in 2000 and $863,000 in 1999. The increase from 2000 to 2001 was due primarily to the $545,000 loss on the disposition of $3.0 million of defaulted California Edison notes in the first quarter of 2001. The decrease in fiscal 2000 from 1999 is primarily due to decreased interest charges on our line of credit, debt and capital lease obligations.

Income Tax Provision

      As of December 31, 2001, we had incurred net operating losses for federal and state purposes and had not recognized any tax provision or benefit, except in fiscal 2000. In fiscal 2000, we recognized a $300,000 tax provision related to charges in lieu of income taxes associated with alternative minimum income tax. A corresponding credit was made to paid-in-capital. As of December 31, 2001, we had net operating loss carryforwards of approximately $49.3 million and $22.9 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire 2004 through 2021. See Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $62.2 million at December 31, 2001, unchanged from the $62.2 million reported at December 31, 2000. Working capital increased to $52.7 million at December 31, 2001, compared to $52.0 million at December 31, 2000.

      Net cash provided by operating activities was $416,000 in fiscal 2001, compared with net cash used in operations of $1.1 million and $5.9 million in fiscal 2000 and 1999, respectively. The increase in operating cash flows was due primarily to a decrease in receivables and inventory levels.

      Net cash provided by (used in) investing activities was $25.2 million, $1.4 million and $(44.5) million in 2001, 2000, and 1999, respectively primarily reflecting transactions in marketable securities. In 2001, the activity in our portfolio generated net cash proceeds of $25.7 million, which was reinvested in short-term securities. In 2000, the net cash proceeds of $7.8 from portfolio activity were offset by disbursements related to purchases of fixed assets totaling $2.6 million and cash outlays related to our acquisition of Workfire totaling $3.3 million. In 1999, $45.7 million of the net proceeds related to our initial public offering were used to purchase investments.

      Net cash provided by financing activities was $200,000, $4.3 million and $67.5 million in 2001, 2000, and 1999, respectively. In 2001, proceeds from issuance of stock totaled $2.3 million, which was offset by disbursements repaying lease obligations and notes payable. In 2000, proceeds were generated by issuance of common stock, lease financing and increased borrowing under the line of credit. Net cash provided in 1999 included $62.6 million of net proceeds from Packeteer’s initial public offering, as well as increased debt related to borrowings under the line of credit and notes payable.

      We have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. This facility expires in May 2003. Borrowings under this credit facility bear interest at the prime rate, which was 4.75% as of December 31, 2001, are due upon demand, and are secured by substantially all of our assets. At December 31, 2001, amounts outstanding under this credit facility were $1.9 million.

      In August 2001, we secured a $551,000 equipment loan. Borrowings under this agreement are collateralized by the equipment, bear interest at the rate of 11.1%, and are repayable in monthly installments over a three-year period. At December 31, 2001, approximately $500,000 was outstanding under this loan.

      A summary of future payments, including interest where applicable, due under debt and lease obligations as of December 31, 2001 (in thousands) is shown below. Capital lease obligations are equipment leases entered into in prior years. Operating leases relate to facilities and the note payable is the equipment loan entered into in August 2001.

	Capital Leases	Operating Leases	Note Payable	Total

2002	$862	$1,512	$217	$2,591
2003	616	257	217	1,090
2004	496	215	145	856
2005	—	215	—	215
2006	—	215	—	215
thereafter	—	253	—	253

	$1,974	$2,667	$579	$5,220

      Additionally, Packeteer has outstanding purchase order commitments with its contract manufacturer for completed products of approximately $1.5 million as of December 31, 2001. Packeteer expects the purchase orders to be fulfilled in the first quarter of 2002.

      We have used a portion of the net initial public offering proceeds of $62.6 million to repay subordinated loans of $5.0 million in 1999 and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings. The balance remains invested as described in Note 3 of the notes to consolidated financial statements.

      We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $62.2 million at December 31, 2001 and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

Recent Accounting Pronouncements

      The impact of recent accounting pronouncements is discussed in Note 1 of the notes to consolidated financial statements.

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

Fixed Income Investments

      Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss).

      We do not use derivative financial instruments. In general the Company’s policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of December 30, 2001 and comparable fair values as of December 31, 2000.

	2001
					2000
	2002	2003	Total	Fair Value	Fair Value

	(In thousands)
Cash equivalents	$48,336	—	$48,336	$48,286	$20,999
Weighted-average rate	1.96%	—
Short-term investments	8,539	—	8,539	8,624	32,183
Weighted-average rate	4.33%	—
Long-term investments	—	$3,536	3,536	3,588	5,750
Weighted-average rate	—	5.08%

Total investment portfolio	$56,875	$3,536	$60,411	$60,498	$58,932

      At December 31, 2000, short-term investments included approximately $3.0 million in corporate notes of Southern California Edison that had been accounted for as available-for-sale securities under SFAS No. 115. These notes were valued at fair market value as of December 31, 2000. On January 16, 2001, the scheduled redemption date, Southern California Edison announced that it would not redeem these notes at that time. Subsequently, on March 26, 2001, Packeteer sold these notes incurring a $545,000 realized loss, which has been included in the caption “Interest and other expense” on the Consolidated Statements of Operations for the year ended December 31, 2001.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Packeteer, Inc.:

      We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

January 17, 2002

PACKETEER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,009	$24,273
Short-term investments	8,624	32,183
Accounts receivable, less allowance for doubtful accounts of $132, and $223, as of December 31, 2001 and 2000, respectively	5,772	7,600
Other receivables	183	1,097
Inventories	2,189	2,554
Prepaids and other current assets	1,038	1,184

Total current assets	67,815	68,891
Property and equipment, net	1,377	2,529
Long-term investments	3,588	5,750
Other assets	225	660
Goodwill and other intangible assets, net	—	66,451

Total assets	$73,005	$144,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,851	$3,679
Current portion of capital lease obligations	748	751
Current portion of note payable	169	50
Accounts payable	2,282	2,430
Accrued compensation	2,082	2,410
Other accrued liabilities	3,854	4,246
Deferred revenue	4,106	3,367

Total current liabilities	15,092	16,933
Capital lease obligations, less current portion	958	1,815
Note payable, less current portion	331	—
Deferred tax liability	—	1,400

Total liabilities	16,381	20,148
Commitments and contingencies (Notes 4, 9 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2001 and 2000, respectively	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 29,951 and 29,434 shares issued and outstanding at December 31, 2001 and 2000, respectively	30	29
Additional paid-in capital	164,273	162,118
Deferred stock-based compensation	(400)	(1,715)
Accumulated other comprehensive income (loss)	(18)	77
Notes receivable from stockholders	(83)	(186)
Accumulated deficit	(107,178)	(36,190)

Total stockholders’ equity	56,624	124,133

Total liabilities and stockholders’ equity	$73,005	$144,281

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net revenues:
Product revenues	$41,108	$38,118	$17,744
Service revenues	5,553	2,979	697

Total net revenues	46,661	41,097	18,441
Cost of revenues:
Product costs	10,860	10,718	5,268
Service costs	3,007	1,867	18
Amortization of acquired technology	1,199	678	—

Total cost of revenues	15,066	13,263	5,286

Gross profit	31,595	27,834	13,155
Operating expenses:
Research and development, excluding amortization of stock-based compensation of $663, $558 and $459 for 2001, 2000 and 1999, respectively	11,697	8,760	5,164
Sales and marketing, excluding amortization of stock-based compensation of $442, $892 and $2,184 for 2001, 2000 and 1999, respectively	22,417	18,614	13,737
General and administrative, excluding amortization of stock-based compensation of $128, $233 and $445 for 2001, 2000, and 1999, respectively	5,704	4,824	2,936
Amortization of goodwill	11,017	6,424	—
Impairment of goodwill and intangibles	52,552	—	—
Amortization of stock-based compensation	1,233	1,683	3,088

Total operating expenses	104,620	40,305	24,925

Net loss from operations	(73,025)	(12,471)	(11,770)
Interest and other income	3,170	4,020	1,757
Interest and other expense	(1,133)	(618)	(863)

Net loss before income taxes	(70,988)	(9,069)	(10,876)
Provision for income taxes	—	300	—

Net loss	$(70,988)	$(9,369)	$(10,876)

Basic and diluted net loss per share	$(2.40)	$(0.35)	$(0.71)

Shares used in computing basic and diluted net loss per share	29,559	27,152	15,343

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

							Accumulated
							Other	Notes
	Convertible						Compre-	Receivable
	Preferred Stock		Common Stock		Additional	Deferred	hensive	From			Compre-
					Paid-in	Stock-Based	Income	Stock-	Accumulated		hensive
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	holders	Deficit	Total	Loss

	(In thousands)
Balances as of December 31, 1998	12,391	$13	9,723	$10	$20,924	$(514)	—	$(729)	$(15,945)	$3,759	$(15,945)
Stock-based compensation to non-employees	—	—	—	—	798	—	—	—	—	798
Stock options granted to non- employees	—	—	—	—	42	—	—	—	—	42
Issuance of common stock upon exercise of stock options	—	—	125	—	278	—	—	(188)	—	90
Issuance of common stock, net of issuance costs of $6,445	—	—	4,600	4	62,552	—	—	—	—	62,556
Conversion of preferred stock	(12,391)	(13)	12,391	13	—	—	—	—	—	—
Repurchase of common stock	—	—	(103)	—	(28)	—	—	28	—	—
Issuance of warrants for preferred stock	—	—	—	—	368	—	—	—	—	368
Issuance of common stock upon exercise of warrants, net	—	—	56	—	—	—	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	151	—	151
Deferred compensation related to stock option grants	—	—	—	—	3,914	(3,914)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2,290	—	—	—	2,290
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(58)	—	—	(58)	(58)
Net loss	—	—	—	—	—	—	—	—	(10,876)	(10,876)	(10,876)
Comprehensive loss											(10,934)

Balances as of December 31, 1999.	—	—	26,792	27	88,848	(2,138)	(58)	(738)	(26,821)	59,120	(26,879)
Stock-based compensation to non-employees	—	—	—	—	151	—	—	—	—	151
Issuance of common stock upon exercise of stock options	—	—	694	—	2,045	—	—	—	—		2,045
Charges in lieu of income taxes associated with alternative minimum income tax	—	—	—	—	300	—	—	—	—		300
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	98	—	1,303	—	—	—	—		1,303
Issuance of common stock upon exercise of warrants, net	—	—	74	—	—	—	—	—	—		—
Issuance of common stock and stock options related to the Workfire acquisition	—	—	1,806	2	69,498	—	—	—	—		69,500
Repurchase of common stock	—	—	(30)	—	(27)	—	—	2	—		(25)
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	550	—		550
Deferred compensation related to stock options issued in the acquisition of Workfire	—	—	—	—	—	(1,109)	—	—	—		(1,109)
Amortization of stock-based compensation	—	—	—	—	—	1,532	—	—	—		1,532
Comprehensive loss:
Unrealized gain on investment	—	—	—	—	—	—	135	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(9,369)	(9,369)	(9,369)
Comprehensive loss											(9,234)

Balances as of December 31, 2000.	—	—	29,434	29	162,118	(1,715)	77	(186)	(36,190)	124,133	(36,113)
Stock-based compensation to non-employees	—	—	—	—	51	—	—	—	—	51
Issuance of common stock upon exercise of stock options	—	—	401	1	840	—	—	—	—	841
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	141	—	1,437	—	—	—	—	1,437
Repurchase of common stock	—	—	(25)	—	(40)	—	—	20	—	(20)
Repayments of notes receivable from stockholders	—	—	—	—	—	—	—	83	—	83
Amortization of stock-based compensation	—	—	—	—	—	1,182	—	—	—	1,182
Reversal of unamortized deferred stock-based compensation for terminated employees	—	—	—	—	(133)	133	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	10	—	—	10	10
Accumulated translation adjustment	—	—	—	—	—	—	(105)	—	—	(105)	(105)
Net loss	—	—	—	—	—	—	—	—	(70,988)	(70,988)	(70,988)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(71,083)

Balances as of December 31, 2001.	—	$—	29,951	$30	$164,273	$(400)	$(18)	$(83)	$(107,178)	$56,624	$(107,196)

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(70,988)	$(9,369)	$(10,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,910	1,181	747
Amortization of goodwill and intangibles	12,263	7,128	—
Impairment of goodwill and other intangibles	52,552	—	—
Amortization of stock-based compensation	1,233	1,683	3,088
Other non-cash charges	86	79	382
Charges in lieu of income taxes associated with alternative minimum income tax	—	300	—
Changes in operating assets and liabilities:
Accounts receivable	1,828	(3,954)	(1,186)
Other receivables	914	(1,062)	4
Inventories	365	(2,031)	(335)
Prepaids and other current assets	146	(668)	(347)
Accounts payable	88	432	287
Accrued compensation	(328)	930	1,227
Other accrued liabilities	(392)	2,131	1,371
Deferred revenue	739	2,155	(295)

Net cash provided by (used in) operating activities	416	(1,065)	(5,933)

Cash flows from investing activities:
Purchases of property and equipment	(966)	(2,606)	(708)
Purchases of investments	(92,710)	(42,298)	(45,664)
Proceeds from sale of investments	118,441	50,104	1,927
Acquisition, net of cash acquired	—	(3,327)	—
Other assets	435	(427)	(96)

Net cash provided by (used in) investing activities	25,200	1,446	(44,541)

Cash flows from financing activities:
Net proceeds from issuance of common stock	841	2,045	62,646
Sale of stock to employees under the ESPP	1,437	1,303	—
Proceeds from stockholders’ notes receivable	83	550	151
Repurchase of common stock	(20)	(25)	—
Borrowings under line of credit	8,542	2,900	2,651
Repayments of line of credit	(10,370)	(1,111)	(761)
Proceeds from notes payable	551	—	5,000
Payments of notes payable	(101)	(2,629)	(2,570)
Proceeds from lease financing	—	1,500	648
Principal payments of capital lease obligations	(738)	(195)	(287)

Net cash provided by financing activities	225	4,338	67,478

Currency impact	(105)	—	—
Net increase in cash and cash equivalents	25,736	4,719	17,004
Cash and cash equivalents at beginning of year	24,273	19,554	2,550

Cash and cash equivalents at end of year	$50,009	$24,273	$19,554

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$543	$479	$550

Cash paid during year for taxes	$40	$—	$—

Non cash investing activities:
Common stock issued in the Workfire acquisition	$—	$64,300	$—

Stock options assumed in the Workfire acquisition	$—	$5,200	$—

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.     Description of Business and Summary of Significant Accounting Policies

Description of Business

      Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the “Company”) provides application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. The Company’s PacketWise software, the foundation of the Company’s PacketShaper and AppVantage systems, integrates application discovery, analysis, control and reporting technologies that enable proactive application performance and bandwidth management. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services. The Company currently markets and distributes its products via a worldwide network of resellers, distributors and systems integrators.

Basis of Preparation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation of long-lived assets, valuation allowances including sales return reserves and allowance for doubtful accounts, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

      Revenue recognition. Product revenue consists primarily of sales of our PacketShaper, AppVantage and AppCelera products, which include hardware, as well as software licenses. Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of hardware and software products. Revenue is generally recognized when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable, and

•	collectibility is reasonably assured.

      This revenue recognition policy is modified under certain circumstances as follows: Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product return and exchange

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activity. Additionally, when the Company introduces new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers.

      The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence (VSOE) to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to other customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9, revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place.

Sales Return Reserves

      Management makes estimates of potential future product returns related to current period product revenue. These sales return reserves are recorded as a reduction to revenue. The Company’s estimate for sales returns is based on its historical return rates.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts reduces trade receivables to their net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management reviews the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and projected or estimated continued credit-worthiness, as well as general economic and industry trends.

Cost of Revenues

      Cost of revenues consists primarily of costs of product, overhead and maintenance support costs. The Company provides currently for the estimated costs that may be incurred under product warranties when products are shipped.

      Amortization of acquired technology is also included in total cost of revenues. During the third quarter of 2001, the Company performed an assessment of the carrying value of goodwill and other intangibles, including acquired technology. Based on this review, we recorded an impairment charge that included the unamortized portion of the acquired technology. For further discussion, see Goodwill and Other Intangible Assets below.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks, money market instruments and investments in commercial paper that are stated at costs which approximate fair market value.

Investments

      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2001 and 2000, all investment securities are designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification method.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We record inventory reserves for excess and obsolete inventories based on historical usage and forecasted demand. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Property and Equipment

      Property and equipment, including equipment acquired under capital lease, are recorded at cost. Depreciation and amortization are provided using a straight-line method over the estimated useful lives of the assets, generally 18 months to four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term.

      The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company estimates fair value based on the present value of estimated future cash flows. The cash flow calculation would be based on management’s best estimates, using appropriate assumptions and projections at the time.

Advertising and Sales Promotion Costs

      Advertising and sales promotion costs are expensed as incurred. These costs were $345,000, $316,000 and $350,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Goodwill and Other Intangible Assets

      The Company records goodwill when the cost of net identifiable assets acquired exceeds the fair value of the assets. Until the third quarter of 2001, goodwill and the cost of identified intangible assets were being amortized on a straight-line basis over estimated useful lives. During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to the Workfire acquisition as described below. The Company regularly performs these reviews to determine if the carrying value of its assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. If management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated future cash flows. The cash flow calculation would be based on management’s best estimates, using appropriate assumptions and projections at the time.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserves

      Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company’s warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.

Research and Development Costs

      Development costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, “Accounting for Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed.” To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Concentrations of Credit and Business Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are maintained with highly accredited financial institutions and investments are placed with high quality issuers. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Concentrations of credit risk with respect to trade receivables are limited as the Company performs ongoing credit evaluations of its customers. Based on management’s evaluation of potential credit losses, the Company believes its allowances for doubtful accounts are adequate.

      The Company relies on one contract manufacturer for the production of its product. The inability of the manufacturer to fulfill supply requirements of the Company could negatively impact future results. If the Company’s contract manufacturer cannot manufacture its products at required volumes, on a cost effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Even if this additional capacity is available on commercially acceptable terms, the qualification process could be lengthy and could cause disruptions to shipments. The Company attempts to mitigate these risks by working closely with this manufacturer regarding production planning and product introduction timing. Additionally, the Company believes that it carries sufficient finished goods and semi-finished goods inventory to cover a portion of the transition lead-time if it needs to secure additional manufacturing capacity.

      The Company’s products, application performance infrastructure systems, which are sold worldwide, are designed to resolve a broad spectrum of problems faced by enterprises and service providers. Accordingly, the Company’s future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company’s products. The networking industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements.

      The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technology developments and emerging industry standards. Furthermore, as a result of its international sales, the Company’s operations are subject to risks of doing business abroad including, but not limited to, export duties, changes to import and export regulations, longer payment cycles, and greater difficulty in collecting accounts receivable. While to date these factors have not had an adverse material impact on the Company’s

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated results of operations, there can be no assurance that there will not be such an impact in the future.

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

Stock-Based Compensation

      For employee stock-based compensation plans, the Company uses the intrinsic value-based method of accounting as permitted under SFAS No. 123 “Accounting for Stock Based Compensation” and, accordingly, recognizes no compensation expense for stock options grants with an exercise price equal to the fair value of shares at the grant date. Deferred compensation expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

      For non-employees, the Company computes the fair value of the stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and recognizes stock-based compensation expense in accordance with FIN No. 28.

Foreign Currency Transactions

      The Company’s sales to international customers are U.S. dollar-denominated. As a result, there are no foreign currency gains or losses related to these transactions.

      The functional currency for the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, the entities remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year. Remeasurement adjustments, except those related to intercompany investment transactions that are long-term in nature, are recognized in income as transaction gains or losses in the year of occurrence. To date, the effect of such amounts on net income has not been significant. Adjustments related to long-term intercompany investment transactions are not included in net income, but rather are reported in the same manner as translation adjustments reported in accumulated other comprehensive income (loss) within equity.

Other Comprehensive Loss

      The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and loss and its components in financial statements. For the Company, the primary differences between reported net loss and comprehensive loss are unrealized gains or losses on securities available for sale and foreign currency translation adjustments. Tax effects of comprehensive income or loss are not considered material for any periods presented.

Net Loss Per Share

      Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase and in escrow related to acquisitions. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise restricted common stock, shares held in escrow, and incremental common shares issuable upon the exercise of stock options and warrants To date, the Company has not had any issuances or grants for nominal consideration. Diluted net loss per share does not include the effects of the following potential common shares:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Shares issuable under stock options	3,216	3,848	2,727
Shares of unvested stock subject to repurchase	19	300	984
Shares issuable pursuant to warrants to purchase common stock	45	45	143
Shares held in escrow	—	183	—

      The weighted average exercise price of stock options outstanding was $8.88, $18.09 and $5.68 as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price of unvested stock subject to repurchase was $1.64, $0.65 and $0.55 as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price of warrants to purchase common stock was $6.25 as of December 31, 2001 and 2000, and $4.42 as of December 31, 1999.

Financial Instruments

      The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt and capital lease obligations approximates estimated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Recent Accounting Pronouncements

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 changes the accounting for goodwill

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from an amortization method to an impairment-only approach. As a result of the goodwill write-off in the third quarter of 2001, the adoption of SFAS No. 142, effective January 1, 2002, will have no effect on the results of the Company’s results of operations or financial position, unless the Company enters into additional purchase business combinations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. Packeteer is required to adopt SFAS No. 143 for our fiscal year beginning January 1, 2003. Adoption of this statement is not expected to have an impact on the Company’s results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains many of the fundamental provisions of that Statement. SFAS No. 144 requires that long-lived assets be measured at the lower of their carrying amount or fair value, less cost to sell, whether reported in continuing or discontinued operations. This statement is effective for Packeteer beginning January 1, 2002. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

2.     Acquisition

      On September 13, 2000, Packeteer completed the acquisition of Workfire for a total purchase price of $72.8 million in a transaction accounted for as a purchase. Workfire develops software that delivers accelerated Internet services to Internet users. Packeteer exchanged 1,806,000 shares of Packeteer common stock with a fair value of $64.3 million for all of the outstanding stock of Workfire. Of the total common shares issued, 183,000 shares were placed in an escrow account to secure and collateralize the indemnification obligations of Workfire shareholders to Packeteer. Packeteer also assumed all of the outstanding stock options of Workfire with a fair value of approximately $5.2 million. The options were valued using the Black-Scholes option pricing model with the following assumptions: no dividends, 110% volatility, 4.5 years expected life, and 6.1% for the risk-free interest rate. In addition, Packeteer paid certain liabilities having an aggregate value of $1.8 million on behalf of Workfire.com, the sole shareholder of Workfire. There were also $1.5 million of direct transaction costs consisting primarily of professional fees related to this transaction.

      The acquisition was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations for Workfire have been included with the Company’s results since September 13, 2000.

      The Company recognized stock-based compensation expense associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in FIN No 28. Amortization of stock-based compensation associated with this acquisition totaled $555,000 and $310,000 for the years ended December 31, 2001 and 2000, respectively.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Workfire purchase price allocation (in thousands):

Property and equipment	$349
Other assets	45
Lease obligations	(159)
Accounts payable	(696)
Deferred tax liability	(1,400)
Deferred stock-based compensation	1,109
Developed and core technology	7,194
Assembled workforce	281
Goodwill	66,104

Total	$72,287

      The following unaudited pro forma summary represents the Company’s consolidated results of operations for the year ended December 31, 2000 and 1999 as if the preceding acquisition had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of goodwill and other intangible assets and amortization of deferred stock-based compensation.

      Pro forma results for the years ended December 31, are as follows (in thousands, except per share data):

	2000	1999

Revenues	$41,097	$18,441
Net loss	(27,717)	(36,100)
Basic and diluted net loss per share	(0.98)	(2.13)

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Financial Instruments

      The following is a summary of available-for-sale debt and marketable equity securities:

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
DECEMBER 31, 2001
Commercial paper, corporate bonds and notes and medium-term notes	$55,418	$141	$(56)	$55,503

Total debt securities	55,418	141	(56)	55,503
U.S. marketable equity securities	4,993	2	—	4,995

	$60,411	$143	$(56)	$60,498

Amounts included in cash and cash equivalents	$48,336	$4	$(54)	$48,286
Amounts included in short-term investments	8,539	87	(2)	8,624
Amounts included in long-term investments	3,536	52	—	3,588

	$60,411	$143	$(56)	$60,498

DECEMBER 31, 2000
Commercial paper, market auction preferred, corporate bonds and notes and medium-term notes	$58,855	$101	$(24)	$58,932

Total debt securities	58,855	101	(24)	58,932
U.S. marketable equity securities	—	—	—	—

	$58,855	$101	$(24)	$58,932

Amounts included in cash and cash equivalents	$20,997	$4	$(2)	$20,999
Amounts included in short-term investments	32,166	39	(22)	32,183
Amounts included in long-term investments	5,692	58	—	5,750

	$58,855	$101	$(24)	$58,932

      Maturities of debt securities at market value as of December 31, 2001 are as follows (in thousands):

Mature in one year or less	$56,910
Mature between one year through five years	3,588

$60,498

4.     Inventories

      Inventories consisted of the following at December 31 (in thousands):

	2001	2000

Components	$71	$911
Completed products	2,118	1,643

Inventories	$2,189	$2,554

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Packeteer has outstanding purchase order commitments for completed products of approximately $1.5 million at December 31, 2001. Packeteer expects the purchase orders to be fulfilled in the first quarter of 2002.

5.     Property and Equipment

      Property and equipment consisted of the following at December 31 (in thousands):

	2001	2000

Computers and equipment	$2,205	$1,217
Equipment under capital lease	3,143	3,348
Furniture and fixtures	236	195
Leasehold improvements	79	243

	5,663	5,003
Less: accumulated depreciation and amortization	4,286	2,474

Property and equipment, net	$1,377	$2,529

      Accumulated depreciation and amortization includes accumulated amortization of approximately $2.7 million and $2.1 million on equipment under capital lease as of December 31, 2001 and 2000, respectively.

6.     Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consisted of the following as of December 31 (in thousands):

	2001	2000

Goodwill	$66,104	$66,104
Assembled workforce	281	281
Acquired technology	7,194	7,194

	73,579	73,579
Less: assumed liabilities	1,636	—
Less: accumulated amortization	19,391	7,128
Less: impairment of goodwill and intangibles	52,552	—

Goodwill and other intangible assets, net	$—	$66,451

      During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire. The assessment was performed pursuant to SFAS No. 121 based on management’s determination of the existence of impairment indicators including continued general economic slowing, the general decline in technology valuations and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows expected to be generated over the expected lives of these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the third quarter of 2001 for the entire unamortized balance.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Revolving Loan Agreement

      In January 2001, the Company renewed a revolving loan agreement with a maximum line of credit of $10.0 million. Advances are limited to the lesser of the maximum line or the borrowing base, which is 90% of eligible domestic receivables and 80% of eligible international receivables. Additionally, the Company is required to maintain certain financial covenants related to working capital and quarterly net loss amounts. The outstanding principal balance accrues interest at a per annum rate equal to the prime rate (which was 4.75% at December 31, 2001) and is secured by all present and future collateral of the Company. As of December 31, 2001, the outstanding balance on the line was $1.9 million. Subsequent to December 31, 2001, the revolving loan agreement was extended to May 2003.

8.     Notes Payable

      In August 2001, we secured a $551,000 equipment loan. Borrowings under this agreement are collateralized by the equipment, bear interest at the rate of 11.1%, and are repayable in monthly installments over a three-year period. At December 31, 2001, approximately $500,000 was outstanding under this note.

9.     Commitments

      The Company leases its facility and certain equipment under non-cancelable lease agreements that expire at various dates through 2010. Rent expense was $1.4 million, $1.1 million, and $722,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital	Operating
Years Ending December 31,	Lease	Lease

2002	$862	$1,512
2003	616	257
2004	496	215
2005	—	215
2006	—	215
Thereafter	—	253

Total future minimum lease payments	1,974	$2,667

Less amounts representing interest at 6.47%-12.00%	268

Present value of future minimum lease payments under capital lease	1,706
Less current portion	748

Long-term portion	$958

      In October 2000, the Company entered into a new facility lease agreement. The lease term was to commence upon possession of the facility and have a term of 12 years, with future minimum lease payments of $49.2 million over the term of the lease. In March 2001, the Company terminated this arrangement.

      Packeteer has outstanding purchase order commitments for completed products of approximately $1.5 million at December 31, 2001. Packeteer expects the purchase orders to be fulfilled in the first quarter of 2002.

10.     Contingency

      In November 2001, Packeteer, certain company officers and directors, and its underwriters were named as defendants in a securities class-action lawsuit filed in the United States District Court for the Southern

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District of New York. The complaint, captioned Antoniono v. Packeteer, Inc. et. al., alleges violations of Sections 11, 12(a)2 and 15 of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a purported class of purchasers of Packeteer common stock between July 27, 1999 and December 6, 2000. The plaintiffs seek unspecified damages.

      Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. We believe that we have meritorious defenses to the lawsuit and will defend ourselves vigorously in the litigation. An unfavorable resolution of the actions could have a material adverse effect on our business, results of operations and financial condition. As of December 31, 2001 no accrual for this contingency has been recorded.

      The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.

11.     Income Taxes

      Net loss before income taxes is attributable to the following geographic locations for the periods ended December 31:

	2001	2000	1999

	(In thousands)
United States	$(10,939)	$(1,858)	$(11,081)
Foreign	(60,049)	(7,211)	205

Net loss before incomes taxes	$(70,988)	$(9,069)	$(10,876)

      The Company recorded no income tax provision or benefit in 2001 or 1999, as the Company reported a net loss in each year. The income tax provision of $300,000 for 2000 consists of charges in lieu of income taxes associated with alternative minimum tax.

      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before tax as follows (in thousands):

	2001	2000	1999

Federal tax at statutory rate	$(24,136)	$(3,084)	$(3,698)
State taxes	—	—	—
Deferred tax asset utilized	—	(4,465)	—
Operating loss not benefited	3,681	308	3,655
Non deductible expenses	21,652	2,226	43
Alternative minimum income tax	—	300	—
Imputed interest	—	102	—
Intercompany revenue	—	4,913	—
Foreign tax differential	(1,197)	—	—

Total provision for income taxes	$—	$300	$—

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set forth below (in thousands):

	2001	2000

Deferred tax assets:
Various accruals and reserves not deductible for tax purposes	$1,274	$727
Property and equipment	421	238
Net operating loss carryforwards	18,535	10,853
Tax credit carryforwards	2,237	1,457
Capitalized start-up expenditures	22	107
Deferred stock-based compensation	—	606

Gross deferred tax assets	22,489	13,988
Valuation allowance	(22,489)	(13,988)

Total deferred tax assets	—	—
Deferred tax liabilities:
Intangible assets	—	(1,400)
Property and equipment	—	—

Total deferred tax liabilities	—	(1,400)

Net deferred tax assets(liabilities)	$—	$(1,400)

      The net change in the total valuation allowance was an increase of $8.5 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. As the Company has reported net losses since inception, it has provided a full valuation allowance on its deferred tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

      Approximately $8.9 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S.

      At December 31, 2001, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $49.3 million and $22.9 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. In addition, the Company had net operating loss carryforwards of approximately $844,000 for Canadian income tax purposes. If not utilized, these carryforwards will begin to expire in 2005. At December 31, 2001, the Company had federal and California research credit carryforwards of approximately $1.3 million each. If not utilized, the federal research credit carryforwards will begin to expire in 2011. The California research credit carryforwards can be carried forward indefinitely.

      Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in Internal Revenue Code Section 382. The Company has not yet determined whether an ownership change has occurred due to significant stock transactions in the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Stockholders’ Equity

Preferred Stock

      As of the closing of the Company’s initial public offering in July 1999, all preferred stock outstanding was converted into an aggregate of 12,391,000 shares of common stock of the Company. Also at the time of the Company’s initial public offering, the Board of Directors changed the number of authorized shares of preferred stock to 5.0 million. The authorized preferred stock shares are undesignated and the Board of Directors has the authority to issue and to determine the rights, preference and privileges thereof.

Common Stock

      As of December 31, 1998 the Company was authorized to issue 40 million shares of common stock. In May 1999, the Company’s Board of Directors authorized the Company to issue 85 million shares, effective upon completion of the initial public offering in July 1999.

      In July 1999, the Company completed an initial public offering in which it sold 4.6 million shares of common stock raising $62.6 million, net of issuance costs.

Warrants

      As of December 31, 2001, 45,000 warrants to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.

1999 Employee Stock Purchase Plan

      In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective July 27, 1999. At that time, 500,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increase annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2001, 240,000 shares had been issued under the plan and 1.4 million were available for future issuance.

1999 Stock Incentive Plan

      The 1999 Stock Incentive Plan (the “1999 Plan”) is intended to serve as the successor program to our 1996 Equity Incentive Plan (the “1996 Plan”). In May 1999, the Company’s Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900,000 shares were reserved for issuance. Previously, 515,000 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan automatically increases annually beginning on January 1, 2000 by the lesser of three million shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan is administered by the Board of Directors, which sets the terms and conditions of the options. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with  1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. The options may include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased shall be subject to a

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 2001, 19,000 shares were subject to repurchase.

      In October 2001, the Company announced a voluntary stock option exchange program, or “Offer to Exchange”, for all employees except executive officers. Under the program, these employees had the opportunity to cancel certain outstanding options previously granted to them that had an exercise price at or above $5.00 in exchange for an equal number of new options to be granted at a future date. The Offer to Exchange was outstanding until 5:00 p.m., Pacific Daylight Time on November 30, 2001 (the “Expiration Date”). The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant, which will be June 3, 2002. Participants electing to exchange any options were also required to exchange all options granted to him or her during the six months before the date of the Offer to Exchange and will be precluded from receiving any options during the six months after the Expiration Date. Options totaling 1.5 million shares were canceled under this program in November 2001.

      A summary of stock option activity under the 1996 and 1999 Plans follows:

		Options Outstanding
	Available
	for	Number of	Weighted-Average
	Grant	Shares	Exercise Price

	(In thousands, except per share data)
Balances as of December 31, 1998.	1,388	1,073	$1.90
Shares made available for grant	1,415	—	—
Repurchased	103	—	—
Granted	(1,787)	1,787	7.74
Exercised	—	(97)	2.75
Cancelled	36	(36)	3.19

Balances as of December 31, 1999.	1,155	2,727	5.68
Shares made available for grant	1,340	—	—
Repurchased	30	—	—
Granted	(2,043)	2,043	29.99
Exercised	—	(606)	3.07
Cancelled	316	(316)	16.70

Balances as of December 31, 2000.	798	3,848	18.09
Shares made available for grant	1,474	—	—
Repurchased	25	—	—
Granted	(2,203)	2,203	9.84
Exercised	—	(395)	2.10
Cancelled	2,440	(2,440)	25.38

Balances as of December 31, 2001.	2,534	3,216	8.88

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about stock options outstanding under the 1996 and 1999 Plans as of December 31, 2001 (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/01	Life (Years)	Price	at 12/31/01	Price

$ 0.25-$ 2.50	209	6.65	$1.70	160	$1.59
$ 2.77-$ 3.50	1,106	6.84	3.42	670	3.43
$ 3.72-$ 7.97	1,070	9.73	5.02	45	7.11
$ 8.06-$12.00	301	8.51	10.91	105	11.05
$12.38-$16.88	309	9.08	16.87	15	13.63
$48.06	221	8.07	48.06	107	48.06

$0.25- $48.06	3,216	8.24	8.88	1,102	8.50

	Years Ended December 31,

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(In thousands, except per share data)
Weighted-average fair value of options granted during the year at market	2,203	$7.07	1,888	$22.75	445	$20.18
Weighted-average fair value of options granted during the year at less than market	—	—	155*	33.55	1,342	6.45

*	These option grants relate to options assumed in the Workfire acquisition

      In the year ended December 31, 2001, 5,500 shares were issued as a result of the exercise of non-plan options granted before the July 28, 1999 initial public offering. As of December 31, 2001, there were 71,000 non-plan options outstanding with a weighted average exercise price of $1.24 per share.

      As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. Amortization of the stock-based compensation in the accompanying statements of operations relates to awards granted prior to the initial public offering and the acquisition of Workfire.

      Pro forma information regarding the net income (loss) and net income (loss) per share is required by SFAS No. 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option pricing model.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the Company’s stockoption awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	Options

	2001	2000	1999

Expected life (years)	4	4	4
Expected volatility	146%	137%	110%
Risk-free interest rates	3.16%	5.24%	4.5%

      To comply with pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of ESPP issuances, which are included in the pro forma totals below. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the same expected volatility as the above assumptions, an expected life of 0.5 years and risk-free interest rates of 1.77%, 5.24% and 4.5% for the years 2001, 2000 and 1999, respectively. The weighted-average fair value of the purchase rights granted under the ESPP during fiscal 2001, 2000 and 1999 was $7.50, $19.00 and $23.00, respectively.

      Had compensation cost been recognized based on fair value at the date of grant for options granted and shares purchased under the ESPP plan during 2001, 2000 and 1999, the pro forma amounts of the Company’s net loss per share would have been as follows for the years ended December 31 (in thousands, except per share data):

	2001	2000	1999

Net loss-historical	$(70,988)	$(9,369)	$(10,876)
Net loss-pro forma	(79,841)	(29,504)	(13,986)
Basic and diluted net loss per share-historical	(2.40)	(0.35)	(0.71)
Basic and diluted net loss per share-pro forma	(2.70)	(1.09)	(0.91)

Deferred Stock-Based Compensation

      In connection with options granted in fiscal years 1999 and 1998, the Company has recorded deferred stock-based compensation of $3.9 million and $787,000, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock at the date of grant. In fiscal year 2000, the Company recorded deferred stock-based compensation of $1.1 million related to employee options assumed in the Workfire acquisition. The amounts are being amortized over the vesting period for the individual options, generally four years. Amortization of stock-based compensation of $1.2 million, $1.7 million and $3.1 million was recognized during the years ended December 31, 2001, 2000 and 1999, respectively.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      The following table reflects the accumulated balances of other comprehensive income (loss) in thousands:

	Gains (Losses) On		Accumulated Other
	Marketable	Translation	Comprehensive
	Securities	Adjustments	Income (Loss)

Balance December 31, 1998	$—	$—	$—
Current year change	(58)	—	(58)

Balance December 31, 1999	(58)	—	(58)
Current year change	135	—	135

Balance December 31, 2000	77	—	77
Current year change	10	(105)	(95)

Balance December 31, 2001	$87	$(105)	$(18)

      Tax effects of comprehensive income or loss are not considered material for any periods presented.

13.     401(k) Plan

      In 1997, the Company adopted a 401(k) plan (“401(k)”). Participation in the 401(k) is available to all employees. Entry date to the 401(k) is the first day of each month. Each participant may elect to contribute an amount up to 25% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

14.     Segment Reporting

      The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

      The Company operates in the United States and internationally, and derives its revenue from the sale of products and software licenses and maintenance contracts related to these products. In 2001 and 2000, one customer accounted for 22% and 12% of net revenues, respectively. In 1999, no one customer accounted for more than 10% of net revenues. Sales outside of North America accounted for 55%, 54% and 55% of the Company’s total revenues in 2001, 2000, and 1999, respectively.

Geographic Information

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net revenues:
North America	$20,805	$18,791	$8,310
Asia Pacific	12,106	11,608	4,795
Europe and rest of world	13,750	10,698	5,336

Net revenues	$46,661	$41,097	$18,441

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total net revenues reflect the destination of the product shipped.

      Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

15.     Quarterly Results of Operations (Unaudited)

	2001

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share amounts)
Net revenues	$11,464	$10,928	$13,088	$11,181
Gross profit	8,497	7,770	8,556	6,772
Net loss from operations	(1,167)	(54,978)	(7,227)	(9,653)
Net loss	(833)	(54,282)	(6,454)	(9,419)
Basic and diluted net loss per share	(0.03)	(1.83)	(0.22)	(0.32)

	2000

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share amounts)
Net revenues	$13,326	$11,504	$9,111	$7,156
Gross profit	8,782	7,896	6,253	4,903
Net loss from operations	(6,756)	(2,079)	(1,422)	(2,214)
Net loss	(6,206)	(1,141)	(545)	(1,477)
Basic and diluted net loss per share	(0.22)	(0.04)	(0.02)	(0.06)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

      Pursuant to General Instruction G to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

              See the Consolidated Statements beginning on page 38 of this Form 10-K.

         (2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts and Reserves (see page 63 of this Form 10-K).

         (3) Exhibits

              See the Exhibit Index at page 64 of this Form 10-K.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

      (c) See the Exhibit Index at page 64 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 38 and Financial Statement Schedule at page 63 of this Form 10-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 20th day of March, 2002.

PACKETEER, INC.

By:	/s/ DAVID YNTEMA

David Yntema
Chief Financial Officer and Secretary
Date: March 20, 2002

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

Name	Title	Date

/s/ CRAIG ELLIOTT Craig Elliott	President and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2002
/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 20, 2002
/s/ BRETT GALLOWAY Brett Galloway	Vice President, Corporate Development, and Director	March 20, 2002
/s/ HAMID AHMADI Hamid Ahmadi	Director	March 20, 2002
/s/ STEVEN CAMPBELL Steven Campbell	Director	March 20, 2002
/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 20, 2002
/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 20, 2002
/s/ PETER VAN CAMP Peter Van Camp	Director	March 20, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2001, 2000, and 1999

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

	(In thousands)
2001
Accounts receivable allowances	$223	$15	$(106)	$132
Sales return reserve	460	434	(563)	331
Warranty reserve	577	531	(556)	552
2000
Accounts receivable allowances	217	16	(10)	223
Sales return reserve	285	763	(588)	460
Warranty reserve	313	747	(483)	577
1999
Accounts receivable allowances	293	28	(104)	217
Sales return reserve	—	387	(102)	285
Warranty reserve	76	515	(278)	313

EXHIBIT INDEX

Exhibit
Number	Description

3.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.
3.2(2)	Registrant’s Amended and Restated Bylaws.
3.3(5)	Registrant’s Amended and Restated Bylaws.
4.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10.1(2)	Lease Agreement between Packeteer and Eldon R. Hoffman dated August 25, 1997.
10.2(2)	OEM Agreement between Packeteer and ADC Telecommunications, Inc., dated December 17, 1998.
10.3(2)	Reseller Agreement between Packeteer and Alcatel Business Systems, dated May 7, 1999.
10.4(2)	Loan and Security Agreement between Packeteer and Silicon Valley Bank, dated January 1, 1999.
10.5(2)	Export-Import Bank Loan and Security Agreement between Packeteer and Silicon Valley Bank, dated January 19, 1999.
10.6(2)	Subordinated Loan and Security Agreement between Packeteer and Comdisco, Inc., dated January 21, 1999.
10.7(2)	Master Lease Agreement between Packeteer and Comdisco, Inc., dated June 3, 1997.
10.8(2)	Registrant’s 1996 Equity Incentive Plan.
10.9(2)	Registrant’s 1999 Stock Incentive Plan.
10.10(2)	Registrant’s 1999 Employee Stock Purchase Plan.
10.11(2)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10.12(2)	Loan and Security Agreement between Packeteer and MMC/GATX Partnership No. 1 dated May 20, 1999.
10.13(2)	OEM Agreement between Packeteer and Lucent Technologies, Inc. dated June 25, 1999.
10.14(2)	OEM Agreement between Packeteer and Adtran, Inc. dated June 29, 1999.
10.15(3)	Amendment dated February 2, 2000 to the Loan and Security Agreement and the Export-Import Bank Loan and security agreement between Packeteer and Silicon Valley Bank.
10.16(3)	Master Lease Agreement between Packeteer and Pentech Financial Services, Inc., dated November 1, 1999.
10.17(3)	Addendum to Lease Agreement between Packeteer and Eldon R. Hoffman dated November 1, 1999.
10.19(5)	Amendment dated March 13, 2001 to the Loan and Security Agreement and the Export-Import Bank Loan and security agreement between Packeteer and Silicon Valley Bank.
10.20(1)	Amendment dated January 9, 2002 to the Loan and Security Agreement and the Export-Import Bank Loan and Security Agreement between Packeteer and Silicon Valley Bank.
10.21(1)	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan.
21.1(1)	Subsidiaries of Packeteer.
23.1(1)	Consent of KPMG LLP, Independent Accountants.
24.1(1)	Power of Attorney (see page 62).

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 23, 2000.

(4)	Incorporated by reference from Packeteer’s 10-Q dated November 13, 2000.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.