Form 10-Q
period 2002-03-31
PACKETEER INC
filed 2002-05-03
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number _-_____

PACKETEER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	77-0420107 (I.R.S. Employer Identification No.)

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

Yes  [X]          No  [   ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 30,064,037 at April 30, 2002.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K dated March 22, 2002 as filed with the SEC. Forward-looking statements in this report include, but are not limited to, those relating to the general rapid expansion of our business, including the expansion of our network product lines, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$44,319	$50,009
Short-term investments	12,537	8,624
Accounts receivable less allowance for doubtful accounts of $79 and $132, as of March 31, 2002 and December 31, 2001, respectively	5,466	5,772
Inventories	2,421	2,189
Prepaids and other current assets	1,282	1,221

Total current assets	66,025	67,815
Property and equipment, net	1,239	1,377
Long-term investments	5,696	3,588
Other long-term assets	232	225

Total assets	$73,192	$73,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,851	$1,851
Current portion of capital lease obligations and note payable	879	917
Accounts payable	2,480	2,282
Accrued compensation	1,920	2,082
Other accrued liabilities	2,975	3,854
Deferred revenue	4,626	4,106

Total current liabilities	14,731	15,092
Long-term liabilities	1,110	1,289
Common stock; $0.001 par value; 85,000 shares authorized; 30,044 and 29,951 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	30	30
Additional paid-in capital	164,815	164,273
Accumulated other comprehensive income	(105)	(18)
Deferred stock-based compensation	(263)	(400)
Notes receivable from stockholders	(62)	(83)
Accumulated deficit	(107,064)	(107,178)

Total stockholders’ equity	57,351	56,624

Total liabilities and stockholders’ equity	$73,192	$73,005

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues:
Product revenues	$10,586	$10,224
Service revenues	1,655	957

Total revenues	12,241	11,181
Cost of revenues:
Product costs	2,401	3,004
Service costs	669	805
Amortization of acquired technology	—	600

Total cost of revenues	3,070	4,409
Gross profit	9,171	6,772
Operating expenses:
Research and development (exclusive of stock-based compensation expense of $82 and $261 for the three months ended March 31, 2002 and 2001, respectively)	2,751	2,851
Sales and marketing (exclusive of stock-based compensation expense of $44 and $130 for the three months ended March 31, 2002 and 2001, respectively)	5,342	6,223
General and administrative (exclusive of stock-based compensation expense of $13 and $33 for the three months ended March 31, 2002 and 2001, respectively)	1,030	1,418
Amortization of goodwill	—	5,509
Stock-based compensation	139	424

Total operating expenses	9,262	16,425

Loss from operations	(91)	(9,653)
Other income, net	217	234

Net income (loss) before taxes	126	(9,419)
Provision for income taxes	12	—

Net income (loss)	$114	$(9,419)

Basic net income (loss) per share	$0.00	$(0.32)

Diluted net income (loss) per share	$0.00	$(0.32)

Shares used in computing basic net income (loss) per share	30,002	29,264

Shares used in computing diluted net income (loss) per share	30,540	29,264

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$114	$(9,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	380	546
Amortization of goodwill and intangibles	—	6,132
Other non-cash charges	137	427
Changes in operating assets and liabilities:
Accounts receivable	306	2,543
Inventories	(232)	47
Prepaids and other current assets	(61)	1,097
Accounts payable	198	(717)
Other accrued liabilities	(1,041)	(1,543)
Deferred revenue	520	515

Net cash provided by (used in) operating activities	321	(372)

Cash flows from investing activities:
Purchases of property and equipment	(242)	(457)
Purchases of investments	(10,251)	(78,008)
Proceeds from sales and maturities of investments	4,159	80,727
Other assets	(7)	440

Net cash provided by (used in) investing activities	(6,341)	2,702

Cash flows from financing activities:
Net proceeds from issuance of common stock	7	145
Proceeds from stockholders’ notes receivable	21	17
Sale of stock to employees under the ESPP	535	828
Borrowings under line of credit	—	1,001
Repayments of line of credit	—	(465)
Payments of notes payable	(42)	(19)
Principal payments of capital lease obligations	(175)	(194)

Net cash provided by financing activities	346	1,313

Foreign currency impact	(16)	—

Net increase (decrease) in cash and cash equivalents	(5,690)	3,643

Cash and cash equivalents at beginning of period	50,009	24,273

Cash and cash equivalents at end of period	$44,319	$27,916

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$83	$127

Cash paid during period for taxes	$20	$—

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (“Packeteer” or collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company’s management, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with its audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 22, 2002.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2.  VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of the goodwill write-off in the third quarter of 2001, the adoption of SFAS No. 142 on January 1, 2002, had no effect on the Company’s results of operations or financial position. SFAS No. 144 requires that long-lived assets be measured at the lower of their carrying amount or fair value, less cost to sell. Adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the first quarter of fiscal 2001:

	March 31,

(in thousands, except per share amounts)	2002	2001

Reported net income (loss)	$114	$(9,419)
Add back: Goodwill amortization	—	5,509

Adjusted net income (loss)	$114	$(3,910)

Basic earnings per share:
Reported net income	$0.00	$(0.32)
Goodwill amortization	0.00	0.19

Adjusted net income (loss)	$0.00	$(0.13)

Diluted earnings per share:
Reported net income	$0.00	$(0.32)
Goodwill amortization	0.00	0.19

Adjusted net income (loss)	$0.00	$(0.13)

     During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire Technologies International, Inc. pursuant to the Company’s stated policy. Management’s determination of the existence of impairment indicators included continued general economic slowing, broad based declines in the values of networking technologies and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows to be generated over the expected lives of these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the third quarter of 2001 for the entire unamortized balance.

3.  CONTINGENCY

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

     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. We believe that we have meritorious defenses to the lawsuit and will defend ourselves vigorously in the litigation. An unfavorable resolution of the actions could have a material adverse effect on our business, results of operations and financial condition. The Company has considered the requirements of SFAS No. 5, “Accounting for Contingencies,” and due to the facts and circumstances of this case, no accrual for this contingency has been recorded.

4.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase or in escrow related to the acquisition of Workfire Technologies International, Inc. in September 2000. Diluted net income (loss) per share has been computed using the weighted average number of common and potential common shares outstanding during the period. All warrants for common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share for periods where their inclusion would be antidilutive.

     The following table presents the calculation of basic and diluted net income (loss) per share:

	March 31,

(in thousands, except per share amounts)	2002	2001

Numerator:
Net income (loss)	$114	$(9,419)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	30,008	29,649
Less: shares held in escrow	—	183
Less: shares subject to repurchase	6	202

Basic weighted-average common shares outstanding	30,002	29,264

Diluted:
Basic weighted-average common shares outstanding	30,002	29,264
Add: potentially dilutive common shares from stock options	535	—
Add: potentially dilutive common shares from warrants	3	—

Diluted weighted-average common shares	30,540	29,264

Basic net income (loss) per share	$0.00	$(0.32)

Diluted net income (loss) per share	$0.00	$(0.32)

5.  COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the primary differences between reported net income (loss) and comprehensive income (loss) are unrealized gains or losses on securities available for sale and foreign currency translation adjustments. Tax effects of comprehensive income or loss are not considered material for any periods presented.

	Three months ended
	March 31,

(in thousands)	2002	2001

Net income (loss)	$114	$(9,419)
Foreign currency translation adjustment	(16)	—
Unrealized gain (loss) on investments	(71)	103

Comprehensive income (loss)	$27	$(9,316)

6.  SEGMENT REPORTING

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

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to these products. For the three months ended March 31, 2002, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 18%, 13% and 11% of net revenues, respectively. For the three months ended March 31, 2001, one customer, Alternative Technology, Inc. accounted for 18% of net revenues.

     Geographic Information

	Three months ended
	March 31,

(in thousands)	2002	2001

Total net revenues:
North America	$4,325	$5,086
Asia Pacific	4,809	2,918
Europe and rest of world	3,107	3,177

Net revenues	$12,241	$11,181

     Net revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 01-09 is effective for annual or interim periods beginning after December 15, 2001. Packeteer adopted EITF No. 01-09 January 1, 2002. Adoption of EITF No. 01-09 had no effect on the Company’s results of operations or financial position.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Packeteer is a leading provider of application performance infrastructure systems designed to provide enterprises and service providers a layer of control for applications delivered across intranets, extranets and the Internet. Packeteer’s products — powered by PacketWise® software — are designed to ensure end-to-end quality of service (QoS) for networked applications and managed services, enhancing users’ quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer’s PacketShaper family of products, the PacketShaper® and AppVantage™ systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera™ family of Internet acceleration appliances employs secure socket layer (“SSL”) acceleration and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

     Packeteer’s products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, resellers, distributors, system integrators and OEMS, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, Singapore, Korea, The Netherlands, England, Germany, France, Spain, Denmark, Australia, Caymans and Canada. To date, we have shipped more than 18,000 units.

     We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Since inception, we have incurred significant losses and as of March 31, 2002, had an accumulated deficit of $107.1 million.

     We have a limited operating history. We have incurred losses since we commenced operations in 1996 and, though we have achieved profitability for the quarter ended March 31, 2002, profitability will remain difficult to achieve and sustain. We expect to continue to invest in sales and marketing and product development activities and, as a result, will need to continue to grow revenues to achieve and maintain profitability.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation of long-lived assets, valuation allowances including sales return reserves and allowance for doubtful accounts, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

     This revenue recognition policy is modified under certain circumstances as follows: Product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product return and exchange activity. Additionally, when the Company introduces a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers.

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

     Inventory valuation. Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We currently contract with SMTC Corporation for the manufacture of all of our products. We reduce the cost of inventory for excess and obsolete inventories based on historical usage and forecasted demand. Factors which could cause our forecasted demand to prove inaccurate include our reliance on indirect sales channels and the variability of our sales cycle; the potential of announcements of our new products or enhancements to replace or shorten the life cycle of our current products, or cause customers to defer their purchases; loss of sales due to product shortages; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering our existing products obsolete. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

     Valuation of Long-Lived and Intangible Assets and Goodwill. The Company regularly performs reviews to determine if the carrying value of its long-lived assets is impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, the fair value is estimated based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value.

     Sales return reserve and allowance for doubtful accounts. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, management analyzes historical return rates as they are the primary indicators for estimating future returns. Judgments and estimates must be made in connection with establishing the sales return reserve. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or uses different estimates. The sales return reserve liability balances at March 31, 2002 and December 31, 2001 were $511,000 and $331,000, respectively. Management must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, management reviews the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and projected or estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $79,000 and $132,000 at March 31, 2002 and December 31, 2001, respectively.

     Warranty reserves. Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company’s warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality product in a timely manner and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software which could affect the functionality of our customer’s network or mission-critical applications. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $535,000 and $552,000 at March 31, 2002 and December 31, 2001, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended
	March 31,

	2002	2001

Net revenues	100%	100%
Cost of revenues	25	34
Amortization of acquired technology	—	5

Total cost of revenues	25	39
Gross margin	75	61
Operating expenses:
Research and development	23	25
Sales and marketing	44	56
General and administrative	8	13
Amortization of goodwill	—	49
Amortization of stock-based compensation	1	4

Total operating expenses	76	147

Income (loss) from operations	(1)	(86)
Other income, net	2	2

Net income (loss) before taxes	1	(84)
Provision for taxes	—	—

Net income (loss)	1%	(84)%

     NET REVENUES

     Product revenues consist primarily of sales of our PacketShaper, AppVantage and AppCelera products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

     Net revenues increased to $12.2 million in the three months ended March 31, 2002 from $11.2 million in the same quarter of the prior year, an increase of 9%. Product revenues increased slightly, from $10.2 million for the three months ended March 31, 2001 to $10.6 million in the current quarter. The increase was due primarily to a more favorable product mix, as unit sales of our higher end product continue to represent a higher percentage of the units shipped. Service revenues increased to $1.7 million in the three months ended March 31, 2002 from $957,000 in the first quarter of fiscal 2001, an increase of 73%, due mainly to increases in the number of units on maintenance contracts.

     In the first quarter of fiscal 2002, Asia Pacific accounted for 39% of net revenues based on very strong revenue growth in Japan, while North America and EMEA net revenues were down in absolute dollars when compared to the first quarter of fiscal 2001, and accounted for 35% and 26% of net revenues, respectively.

     During the three months ended March 31, 2002, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc., accounted for 18%, 13% and 11% of net revenues, respectively. For the three months ended March 31, 2001, one customer, Alternative Technology, Inc. accounted for 18% of net revenues. Sales to the top 10 indirect channel partners accounted for 69% and 59% of net revenues in the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, one customer, Alternative Technology, Inc., accounted for 18% of accounts receivable.

     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, combined with the anticipated economic recovery, should allow us to continue to grow our business in 2002. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders, shipments, product mix, average selling price of our products and general economic conditions. Our growth rate and net revenue depend significantly on continued growth of the application traffic and bandwidth solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance contracts, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

     COST OF REVENUES

     Our cost of revenues (excluding amortization of acquired technology) consists of the cost of finished products purchased from our turnkey contract manufacturer and overhead costs. Our cost of revenues, $3.1 million in the three months ended March 31, 2002, declined $739,000 from the $3.8 million reported in the same period of fiscal 2001. The decrease in costs was due to reductions in manufacturing, other product costs and service support costs, partially offset by increases in overhead costs. The cost of revenues represented 25% of net revenues in the first quarter of fiscal 2002, compared to 34% of net revenues in the same quarter of the prior year.

     Product costs decreased from $3.0 million in the first quarter of fiscal 2001 to $2.4 million in the current quarter. The decrease included manufacturing and other product cost reductions of $768,000, partially offset by increased overhead costs. Service costs declined $136,000, to $669,000 in the current quarter, reflecting decreases in consulting services, as well as personnel related costs and supplies expenses.

     To maintain our gross margins we must continue to develop and introduce on a timely basis, new products and enhancements and reduce product costs as we did in 2001.

     AMORTIZATION OF ACQUIRED TECHNOLOGY

     Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. (“Workfire”). The acquisition occurred in September 2000. Due to the impairment write-off in the third quarter of fiscal 2001, there was no amortization during the current quarter. Amortization of acquired technology was $600,000 in the three months ended March 31, 2001 and represented 5% of total net revenues.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera products and PacketWise software. Excluding the effects of stock-based compensation of $82,000 and $261,000 for the three months ended March 31, 2002 and 2001, respectively, research and development expenses of $2.8 million in the three months ended March 31, 2002, were down slightly from the $2.9 million reported for the quarter ended March 31, 2001. Decreases in personnel related expenses, primarily recruiting fees and travel costs, were partially offset by increased distributed costs. Distributed costs include expenses related to facilities, communications and technology, which are allocable to all functional areas of the Company. The increase in distributed costs is discussed below under the heading “GENERAL AND ADMINISTRATIVE.” Research and development expenses represented 23% and 25% of net revenues in the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives. We intend to continue to invest in appropriate projects related to the enhancement of our product offerings and expect expenses as a percentage of revenue to continue to decrease over time.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the products as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $44,000 and $130,000 in the three months ended March 31, 2002 and 2001 respectively, sales and marketing expenses decreased to $5.3 million in the three months ended March 31, 2002, from $6.2 million in the same quarter in the prior year, a decrease of 14%. Decreases included personnel related costs, including salaries, recruiting fees and travel costs, as well as decreased marketing activities, partially offset by an increase in distributed costs which is discussed below under the heading “GENERAL AND ADMINISTRATIVE.” The decreases reflect cost control measures implemented at the end of March 2001 in response to the then slowing economy and resulting slowing of revenues. Sales and marketing expenses represented 44% and 56% of net revenues in the three months ended March 31, 2002 and 2001, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target showing sales and marketing expenses in the range of 26% to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next one to two years.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $13,000 and $33,000 for the three months ended March 31, 2002 and 2001 respectively, general and administrative expenses declined to $1.0 million in the three months ended March 31, 2002, from $1.4 million in the same quarter of the prior year, a decrease of 27%. Decreases from the first quarter of 2001 included a reduction in bad debt expenses and distributed costs. The decrease in distributed costs is due to a change in the allocation of the expenses associated with our Information Technology group (“IT”). Prior to fiscal 2002, only a small portion of IT costs were allocated out of general and administrative expenses. Beginning in fiscal 2002, based on improved tracking and reporting of IT services, a greater portion of IT costs were allocated to other departments to better reflect the services performed by this group. In the first quarter of fiscal 2002, approximately $160,000 of additional IT costs were allocated from general and administrative expenses into cost of revenues, research and development and sales and marketing. Comparable figures for the prior year are not available.

     General and administrative expenses represented 8% and 13% of net revenues in the three months ended March 31, 2002 and 2001, respectively. This percentage decrease was due to lower expenses as well as increased net revenues. Without the change in allocation of IT costs, general and administrative expenses would have been 10% of net revenues in the first quarter of fiscal 2002. Although we expect to see general and administrative expenses continue to decline as a percentage of revenue, we do not expect the absolute dollars spent to remain at these lower spending levels.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $139,000 and $424,000 in the three months ended March 31, 2002 and 2001, respectively. There is $263,000 remaining to be amortized in future periods.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the Workfire acquisition completed in September 2000, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $5.5 million in the first quarter of 2001, or 49% of net revenues. Because of the impairment write-off in the third quarter of 2001, no goodwill remained on the balance sheet. Accordingly, there was no amortization or transition adjustment in the first quarter of 2002.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income from our cash and investments, interest expense related to our line of credit, debt and capital lease obligations, and other expenses. Other income, net decreased to $217,000 in the three months ended March 31, 2002 from $234,000 in the same quarter in the prior year, a decrease of 7%. This decrease was a result of lower yields on invested funds, partially offset by lower interest expenses due to decreased levels of debt.

     INCOME TAX PROVISION

     Our income tax provision for the three months ended March 31, 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the first three months of fiscal 2002, and the expected annual rate for 2002 is approximately ten percent. There was no corresponding provision in the same quarter of the prior year due to the Company’s consolidated net loss for the quarter.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $62.6 million at March 31, 2002, an increase of $331,000 from December 31, 2001.

     Net cash provided by operating activities was $321,000 in the three months ended March 31, 2002, compared with net cash (used in) operations of ($372,000) for the same period of the prior year. The increase in operating cash flows was primarily due to net income reported in the current quarter, compared to a net loss in the first quarter of fiscal 2001.

     Net cash provided by (used in) investing activities was $(6.3) million and $2.7 million in the three months ended March 31, 2002 and 2001 respectively, primarily reflecting transactions in marketable securities. Disbursements related to fixed asset purchases were $242,000 in the current quarter, compared to $457,000 in the first quarter of fiscal 2001.

     Net cash provided by financing activities was $346,000 in the three months ended March 31, 2002, compared to $1.3 million in the same quarter of the prior year. In the first quarter of fiscal 2001, proceeds generated by issuance of common stock totaled $973,000 and borrowings under the line of credit generated an additional $1.0 million, which was partially offset by $678,000 of disbursements repaying lease obligations, notes payable and a portion of borrowings under the line of credit. In the first quarter of the current year, proceeds generated by issuance of common stock totaled $542,000, partially offset by disbursements related to notes payable and lease obligations totaling $217,000.

     We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of March 31, 2002, approximately $1.5 million was outstanding under capital lease obligations and an additional $458,000 in notes payable. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. This facility expires in May 2003. Borrowings under this facility bear interest at the prime rate, which was 4.75% as of March 31, 2002, and is secured by substantially all the assets of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly maximum net loss amounts. At March 31, 2002, the Company was in compliance with the covenants and the outstanding balance on the line of credit was $1.9 million.

     We have used a portion of the net initial public offering proceeds of $62.6 million to repay subordinated loans of $5.0 million in 1999 and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings. The balance remains invested.

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well any needed capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $62.6 million at March 31, 2002 and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or be available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 7 of the notes to condensed consolidated financial statements.

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

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY WILL BE DIFFICULT TO ACHIEVE AND SUSTAIN

     We have incurred losses since we commenced operations in 1996 and, though we achieved profitability for the quarter ended March 31, 2002, profitability will remain difficult to achieve and sustain. We may not generate a sufficient level of revenues to offset our expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $71.0, $9.4 and $10.9 million in 2001, 2000 and 1999 respectively. As of March 31, 2002, we had an accumulated deficit of $107.1 million. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

     In the past, we have experienced fluctuations in operating results. These fluctuations resulted primarily from variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses have fluctuated due to increased prototype expenses and consulting fees related to the launch of new products and increased personnel expenses. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 65% of net revenues in the three months ended March 31, 2002 and more than half of our net revenues in both fiscal 2001 and 2000. Our ability to grow will depend in part on the continued expansion of international sales, which will require success on the part of our resellers, distributors, systems integrators and OEMs in marketing our products.

     We intend to expand operations in our existing international markets and to enter new international markets, which will demand management attention and financial commitment. We may not be able to successfully sustain and expand our international operations. In addition, a successful expansion of our international operations and sales in foreign markets will require us to develop relationships with suitable indirect channel partners operating abroad. We may not be able to identify, attract or retain these indirect channel partners.

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

OUR RELIANCE ON SALES OF OUR PRODUCTS BY OTHERS MAKES IT DIFFICULT TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS

     The timing of our revenues is difficult to predict because of our reliance on indirect sales channels and the variability of our sales cycle. The length of our sales cycle for sales through our indirect channel partners to our end users may vary substantially depending upon the size of the order and the distribution channel through which our products are sold. We expect to continue to have difficulties in predicting revenues from OEMs because we are unable to forecast unit sales of their products that incorporate our technology.

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

OUR PRODUCTS CURRENTLY CONSIST OF THE PACKETSHAPER, APPVANTAGE AND APPCELERA SYSTEMS AND PACKETWISE SOFTWARE, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPEND ON THEIR COMMERCIAL SUCCESS

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

     We currently contract with SMTC Corporation for the manufacture of all of our current products. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	manufacturing yields and costs;

•	quality assurance;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended March 31, 2002, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc., accounted for 18%, 13% and 11% of net revenues, respectively. For the three months ended March 31, 2001, one customer, Alternative Technology, Inc., accounted for 18% of net revenues. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

     Our products are complex and may contain undetected defects, errors or failures in either the hardware or software. In addition, because our products plug into our end users’ existing networks, they can directly affect the functionality of the network. Furthermore, end users rely on our products to maintain acceptable service levels. We have in the past encountered errors in our products, which in a few instances resulted in network failures and in a number of instances resulted in degraded service. To date, these errors have not materially adversely affected us. Additional errors may occur in our products in the future. The occurrence of defects, errors or failures could result in the failure of our customer’s network or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of March 31, 2002 we have eight issued U.S. patents and twenty-six pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general the Company’s policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2002 and comparable fair values as of December 31, 2001.

						December 31,
	March 31, 2002					2001

(in thousands)	2002	2003	2004	Total	Fair Value	Fair Value

Cash equivalents	$42,982	$—	$—	$42,982	$42,982	$48,286
Weighted-average rate	1.77%	—%	—
Short-term investments	9,516	2,978	—	12,494	12,537	8,624
Weighted-average rate	3.95%	4.96%	—
Long-term investments	—	3,712	2,011	5,723	5,696	3,588
Weighted-average rate	—	3.74%	3.34%

Total investment portfolio	$52,498	$6,690	$2,011	$61,199	$61,215	$60,498

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

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)  Use of Proceeds from Sales of Registered Securities. Packeteer commenced its initial public offering (“IPO”) on July 28, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-79077). In the IPO, Packeteer sold an aggregate of 4.6 million shares of common stock (including an over allotment option of 600,000 shares) at $15.00 per share.

     The sale of the shares of common stock generated aggregate gross proceeds of approximately $69.0 million. The aggregate net proceeds were approximately $62.6 million, after deducting underwriting discounts and commissions of approximately $4.8 million and expenses of the offering of approximately $1.6 million. Of the net proceeds, Packeteer used $5.0 million to repay two separate notes payable of $2.5 million each and used $1.8 million in connection with the acquisition of Workfire. The remaining $55.1 million of the net proceeds has been and is expected to continue to be used for general corporate purposes, including working capital, product development and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors described under “Factors That May Affect Future Results”. A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, however, Packeteer has no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. Pending such uses, the net proceeds of the IPO have been invested in short and long-term, interest bearing, investment grade securities. None of Packeteer’s net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of Packeteer, or an affiliate of Packeteer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 2nd day of May, 2002.

PACKETEER, INC.
By:	/s/ DAVID YNTEMA David Yntema Chief Financial Officer and Secretary