Form 10-Q
period 2002-06-30
PACKETEER INC
filed 2002-08-13
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________________ to __________________.

Commission File Number _-_____

PACKETEER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	77-0420107 (I.R.S. Employer Identification No)

10495 North De Anza Boulevard, Cupertino, CA 95014
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 873-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act.

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

Yes [X]         No [   ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 30,338,897 at August 7, 2002.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 22, 2002. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, including the expansion of our network product lines, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our development of relationships with providers of leading Internet technologies and our business model targets. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$50,580	$50,009
Short-term investments	7,423	8,624
Accounts receivable less allowance for doubtful accounts of $79 and $132, as of June 30, 2002 and December 31, 2001, respectively	5,442	5,772
Inventories	2,241	2,189
Prepaids and other current assets	1,336	1,221

Total current assets	67,022	67,815
Property and equipment, net	1,161	1,377
Long-term investments	4,895	3,588
Other long-term assets	240	225

Total assets	$73,318	$73,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,501	$1,851
Current portion of capital lease obligations and note payable	823	917
Accounts payable	1,420	2,282
Accrued compensation	2,773	2,082
Other accrued liabilities	2,582	3,854
Deferred revenue	5,010	4,106

Total current liabilities	14,109	15,092
Long-term liabilities	912	1,289
Common stock; $0.001 par value; 85,000 shares authorized; 30,120 and 29,951 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	30	30
Additional paid-in capital	165,044	164,273
Accumulated other comprehensive income	10	(18)
Deferred stock-based compensation	(165)	(400)
Notes receivable from stockholders	(57)	(83)
Accumulated deficit	(106,565)	(107,178)

Total stockholders’ equity	58,297	56,624

Total liabilities and stockholders’ equity	$73,318	$73,005

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product revenues	$11,287	$11,868	$21,873	$21,967
Service revenues	1,823	1,220	3,478	2,302

Total net revenues	13,110	13,088	25,351	24,269
Cost of revenues:
Product costs	2,435	3,151	4,836	6,155
Service costs	682	782	1,351	1,587
Amortization of acquired technology	—	599	—	1,199

Total cost of revenues	3,117	4,532	6,187	8,941
Gross profit	9,993	8,556	19,164	15,328
Operating expenses:
Research and development (exclusive of stock-based compensation expense of $50 and $195 for the three months ended June 30, 2002 and 2001 and $132 and $456 for the six months ended June 30, 2002 and 2001, respectively)	2,632	3,066	5,383	5,917
Sales and marketing (exclusive of stock-based compensation expense of $37 and $113 for the three months ended June 30, 2002 and 2001 and $81 and $243 for the six months ended June 30, 2002 and 2001, respectively)	5,658	5,431	11,000	11,654
General and administrative (exclusive of stock-based compensation expense of $13 and $32 for the three months ended June 30, 2002 and 2001 and $26 and $65 for the six months ended June 30, 2002 and 2001, respectively)	1,249	1,438	2,279	2,856
Amortization of goodwill	—	5,508	—	11,017
Stock-based compensation	100	340	239	764

Total operating expenses	9,639	15,783	18,901	32,208

Income (loss) from operations	354	(7,227)	263	(16,880)
Other income, net	201	773	418	1,007

Income (loss) before taxes	555	(6,454)	681	(15,873)
Provision for income taxes	56	—	68	—

Net income (loss)	$499	$(6,454)	$613	$(15,873)

Basic net income (loss) per share	$0.02	$(0.22)	$0.02	$(0.54)

Diluted net income (loss) per share	$0.02	$(0.22)	$0.02	$(0.54)

Shares used in computing basic net income (loss) per share	30,074	29,410	30,037	29,333

Shares used in computing diluted net income (loss) per share	30,622	29,410	30,617	29,333

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$613	$(15,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	706	1,012
Amortization of goodwill and intangibles	—	12,263
Other non-cash charges	279	764
Changes in operating assets and liabilities:
Accounts receivable	330	(560)
Inventories	(52)	672
Prepaids and other current assets	(115)	1,116
Accounts payable	(862)	(1,274)
Accrued compensation and other accrued liabilities	(581)	(1,035)
Deferred revenue	904	888

Net cash provided by (used in) operating activities	1,222	(2,027)

Cash flows from investing activities:
Purchases of property and equipment	(490)	(744)
Purchases of investments	(34,669)	(82,297)
Proceeds from sales and maturities of investments	34,551	100,869
Other assets	(15)	439

Net cash provided by (used in) investing activities	(623)	18,267

Cash flows from financing activities:
Net proceeds from issuance of common stock	232	219
Proceeds from stockholders’ notes receivable	26	53
Sale of stock to employees under the ESPP	535	828
Borrowings under line of credit	—	1,314
Repayments of line of credit	(350)	(1,915)
Payments of notes payable	(84)	(50)
Principal payments of capital lease obligations	(387)	(363)

Net cash provided by (used in) financing activities	(28)	86

Net increase in cash and cash equivalents	571	16,326

Cash and cash equivalents at beginning of period	50,009	24,273

Cash and cash equivalents at end of period	$50,580	$40,599

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$153	$243

Cash paid during period for taxes	$64	$—

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

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

     2. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF FASB STATEMENT 142

     The following table presents the impact of SFAS No. 142, “Goodwill and Other Intangible Assets,” on net income (loss) and net income (loss) per share had the standard been in effect for the first half of fiscal 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Reported net income (loss)	$499	$(6,454)	$613	$(15,873)
Add back: Goodwill amortization	—	5,508	—	11,017

Adjusted net income (loss)	$499	$(946)	$613	$(4,856)

Basic earnings per share:
Reported net income (loss)	$0.02	$(0.22)	$0.02	$(0.54)
Goodwill amortization	0.00	0.19	0.00	0.38

Adjusted net income (loss)	$0.02	$(0.03)	$0.02	$(0.16)

Diluted earnings per share:
Reported net income (loss)	$0.02	$(0.22)	$0.02	$(0.54)
Goodwill amortization	0.00	0.19	0.00	0.38

Adjusted net income (loss)	$0.02	$(0.03)	$0.02	$(0.16)

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

3. COMMITMENT:

     During the second quarter, we entered into an agreement with a third party to provide next business day replacement units for end-user customers outside the United States covered by maintenance agreements providing this service level. The agreement has an initial term of three years, renewable for successive one-year periods, but may be terminated at any time by either party with twelve months written notice. During the first year of the agreement, there are guaranteed minimum payments to the service provider of $35,000 per month. In connection with this agreement, and during the second quarter, the service provider purchased a number of units that will be used as their spares pool, to provide replacement service for Packeteer customers, and as demonstration units, as the service provider is also a reseller of the Company’s products.

4. CONTINGENCY

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

5. NET INCOME (LOSS) PER SHARE

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

     The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Numerator:
Net income (loss)	$499	$(6,454)	$613	$(15,873)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	30,077	29,702	30,040	29,625
Less: shares held in escrow	—	183	—	183
Less: shares subject to repurchase	3	109	3	109

Basic weighted-average common shares outstanding	30,074	29,410	30,037	29,333

Diluted:
Basic weighted-average common shares outstanding	30,074	29,410	30,037	29,333
Add: potentially dilutive common shares from stock options	548	—	578	—
Add: potentially dilutive common shares from warrants	—	—	2	—

Diluted weighted-average common shares	30,622	29,410	30,617	29,333

Basic net income (loss) per share	$0.02	$(0.22)	$0.02	$(0.54)

Diluted net income (loss) per share	$0.02	$(0.22)	$0.02	$(0.54)

6. COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. The difference between reported net income (loss) and comprehensive income (loss) was not considered material for the periods presented.

7. SEGMENT REPORTING

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

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses. The Company’s sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWiseTM software. For the three months ended June 30, 2002, sales to two customers, Alternative Technology, Inc., and Westcon Inc. accounted for 19% and 16% of total net revenues, respectively. For the six months ended June 30, 2002, sales to the same two customers, Alternative Technology, Inc., and Westcon Inc. accounted for 19%, and 14% of total net revenues, respectively. In the prior year, for the three months ended June 30, 2001, sales to Alternative Technology, Inc. and Allasso accounted for 20% and 11% of total net revenues, respectively. For the six months ended June 30, 2001, Alternative Technology, Inc., accounted for 19% of total net revenues.

     Geographic Information

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2002	2001	2002	2001

Revenues:
North America	$6,048	$5,485	$10,373	$10,571
Asia Pacific	3,419	3,422	8,228	6,340
Europe and rest of world	3,643	4,181	6,750	7,358

Total net revenues	$13,110	$13,088	$25,351	$24,269

     Revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

9. SUBSEQUENT EVENT

     On July 15, 2002, the Company entered into a lease agreement for a new facility for its Cupertino headquarters. The term of the new lease is five years and begins in the fourth quarter of 2002 when the Company’s current facilities lease expires. Annual operating costs of the new facilities are expected to remain at current spending levels.

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

     Packeteer’s products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, resellers, distributors, system integrators and OEMS, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, Singapore, Korea, The Netherlands, England, Germany, France, Spain, Denmark, Australia, Caymans and Canada. To date, we have shipped more than 20,000 units.

     We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Prior to fiscal 2002, we incurred significant losses and as of June 30, 2002, had an accumulated deficit of $106.6 million.

     We have a limited operating history. We have incurred losses since we commenced operations in 1996 and, though we have achieved profitability for the three and six months ended June 30, 2002, profitability will remain difficult to continue to achieve and sustain. We expect to continue to invest in sales and marketing and product development activities and, as a result, will need to continue to grow revenues to continue to achieve and maintain profitability.

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

     The Company’s fees are typically considered to be fixed or determinable at the inception of the arrangements and are negotiated at the outset of an arrangement, and are generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees are paid.

     We assess collectibility based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.

     Our revenue recognition policy is modified under certain circumstances as follows: Product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers.

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

     Valuation of Long-Lived and Intangible Assets. The Company regularly performs reviews to determine if the carrying value of its long-lived assets is impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, the fair value is estimated based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value.

     Sales return reserve and allowance for doubtful accounts. Management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as they are the primary indicators for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from management judgments or estimates. The sales return reserve liability balances at

June 30, 2002 and December 31, 2001 were $654,000 and $331,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and projected or estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $79,000 and $132,000 at June 30, 2002 and December 31, 2001, respectively.

     Warranty reserves. Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company’s warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality product in a timely manner and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $436,000 and $552,000 at June 30, 2002 and December 31, 2001, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Total net revenues	100%	100%	100%	100%
Cost of revenues	24	30	24	32
Amortization of acquired technology	—	5	—	5

Total cost of revenues	24	35	24	37
Gross profit	76	65	76	63
Operating expenses:
Research and development	20	23	21	24
Sales and marketing	43	41	43	48
General and administrative	10	11	9	12
Amortization of goodwill	—	42	—	45
Amortization of stock-based compensation	1	3	2	3

Total operating expenses	74	120	75	132

Income (loss) from operations	2	(55)	1	(69)
Other income, net	2	6	1	4

Net income (loss) before taxes	4	(49)	2	(65)
Provision for taxes	—	—	—	—

Net income (loss)	4%	(49)%	2%	(65)%

     REVENUES

     Product revenues consist primarily of sales of our PacketShaper, AppVantage and AppCelera products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

     Total net revenues of $13.1 million in the three months ended June 30, 2002 were unchanged from the $13.1 million reported in the same quarter of the prior year. Total net revenues increased to $25.4 million in the six months ended June 30, 2002, from $24.3 million in the same period of the prior year, an increase of 4%. Product revenues of $11.3 million for the quarter declined $581,000 from the $11.9 million for the three months ended June 30, 2001. The decline relates primarily to the increase in sales return reserves, a component of product revenues. Product revenues for the six months ended June 30, 2002 decreased slightly to $21.9 million from $22.0 million for the same period of the prior year. Service revenues increased to $1.8 million in the three months ended June 30, 2002 from $1.2 million in the second quarter of fiscal 2001, an increase of 49%. Service revenues for the six months ended June 30, 2002 increased to $3.5 million, from $2.3 million in the first half of fiscal 2001, an increase of 51%. These increases were due mainly to increases in the number of units on maintenance contracts.

     For the quarter ended June 30, 2002, net revenues in North America of $6.0 million accounted for 46% of total net revenues, an increase of 4% from the same period last year. Net revenues in Asia Pacific of $3.4 million, accounted for 26% of total net revenues and were consistent with the same period last year in both absolute dollars and as a percentage of sales. Net revenues in Europe, the Middle East and Africa, “EMEA”, of $3.7 million, accounting for 28% of second quarter sales, were down in both absolute dollars and as a percentage of sales when compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, net revenues in North America of $10.4 million accounted for 41% of total net revenues, a decline of 3% from the same period last year. Net revenues in Asia Pacific, totaling $8.2 million in the first half of fiscal 2002, accounted for 32% of first half total net revenues, representing an increase of 6% over the first half of fiscal 2001 due to strong sales in Japan. EMEA net revenues of $ 6.8 million for the first half of fiscal 2002 were down in both absolute dollars and as a percentage of sales when compared to the six months ended June 30, 2001 and accounted for 27% of total net revenues.

     During the three months ended June 30, 2002, two customers, Alternative Technology, Inc., and Westcon, Inc., accounted for 19%, and 16% of total net revenues, respectively. For the six months ended June 30, 2002, the same two customers, Alternative Technology, Inc., and Westcon, Inc., accounted for 19%, and 14% of total net revenues, respectively. For the three months ended June 30, 2001, sales to two customers, Alternative Technology, Inc. and Allasso accounted for 20% and 11% of total net revenues, respectively. For the six months ended June 30, 2001, Alternative Technology Inc. accounted for 19% of total net revenues. Sales to the top 10 indirect channel partners accounted for 66% and 56% of total net revenues for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 32% of accounts receivable.

     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, combined with the anticipated economic recovery, should allow us to continue to grow our business in 2002. Our growth rate and total net revenue depend significantly on continued growth of the application traffic and bandwidth solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance contracts, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders, shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our total net revenues and operating results.

     COST OF REVENUES

     Our cost of revenues (excluding amortization of acquired technology) consists of the cost of finished products purchased from our turnkey contract manufacturer, overhead costs and service support costs. Our cost of revenues, $3.1 million in the three months ended June 30, 2002, declined $816,000, or 21%, from the $3.9 million reported in the same period of fiscal 2001. For the six months ended June 30, 2002, cost of revenues decreased $1.6 million, or 20%, to $6.2 million from $7.7 million for the same period in 2001. The decrease in costs was due to reductions in manufacturing costs, other product costs and service support costs. The cost of revenues represented 24% of total net revenues for the three and six months ended June 30, 2002, compared to 30% and 32% for the three and six months ended June 30, 2001, respectively.

     Product costs decreased from $3.2 million in the second quarter of fiscal 2001 to $2.4 million in the current quarter, a decline of 23%. Manufacturing costs declined $222,000 from the same quarter of fiscal 2001 and other overhead costs, specifically warranty and parts costs, were down $370,000 from the second quarter of 2001. For the six months ended June 30, 2002, product costs decreased 21%, to $4.8 million from $6.2 million for the same period in 2001. Manufacturing costs declined $506,000 and other product costs, specifically warranty and parts costs, were down $854,000 compared to the first half of fiscal 2001. Service costs decreased $100,000, from $782,000 in the second quarter of fiscal 2001 to $682,000 in the current quarter, a decline of 13%. For the six months ended June 30, 2002, service costs decreased 15%, or $236,000, to $1.4 million from $1.6 million for the same period in 2001.These decreases are a result of decreases in consulting fees and personnel related costs.

     During the second quarter, the Company entered into an agreement to outsource certain of its maintenance support services. Although we expect this to result in increased service costs beginning in the third quarter of this year, we believe that this program will improve service levels and lead to increased customer satisfaction.

     To maintain our gross margins we must continue to develop and introduce on a timely basis, new products and enhancements and reduce product costs as we did in 2001.

     AMORTIZATION OF ACQUIRED TECHNOLOGY

     Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. (“Workfire”). The acquisition occurred in September 2000. Due to the impairment write-off in the third quarter of fiscal 2001, there was no amortization during the current fiscal year. The amortization of acquired technology was $599,000 and $1.2 million in the three and six months periods ended June 30, 2001, respectively. Amortization of acquired technology represented 5% of total net revenues for the three and six months ended June 30, 2001.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera products and PacketWise software. Excluding the effects of stock-based compensation of $50,000 and $195,000 for the three months ended June 30, 2002 and 2001, respectively, research and development expenses of $2.6 million in the three months ended June 30, 2002, were down $434,000, or 14% from the $3.1 million reported for the quarter ended June 30, 2001. Excluding the effects of stock-based compensation of $132,000 and $456,000 for the six months ended June 30, 2002 and 2001, respectively, research and development expenses of $5.4 million decreased $534,000, or 9%, from the $5.9 million in the same period in the prior year. For both the quarter and first half of fiscal 2002, the decrease in expenses was primarily due to decreased personnel related costs, and to a lesser extent a reduction in depreciation expense, partially offset by an increase in distributed costs. Personnel costs declined as a result of staffing changes made in June of 2001 as part of overall corporate cost control measures. Distributed costs include expenses related to facilities, communications and technology, which are allocable to all functional areas of the Company. The increase in distributed costs is discussed below under the heading “GENERAL AND ADMINISTRATIVE.” Research and development expenses represented 20% and 21% of total net revenues for the quarter and six months ended June 30, 2002, respectively compared to 23% and 24% of total net revenues for the quarter and six months ended June 30, 2001, respectively. As of June 30, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We intend to continue to invest in appropriate projects related to the enhancement of our product offerings and expect expenses as a percentage of revenue to continue to decrease over time.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of the products as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $37,000 and $113,000 in the three months ended June 30, 2002 and 2001, respectively, sales and marketing expenses increased to $5.7 million in the three months ended June 30, 2002, from $5.4 million in the same quarter in the prior year, an increase of 4%. Increases in personnel costs, specifically recruiting and commissions, and distributed costs were partially offset by a decrease in advertising costs. Excluding the effects of stock-based compensation of $81,000 and $243,000 for the six months ended June 30, 2002 and 2001, respectively, sales and marketing expenses decreased to $11.0 million in the six months ended June 30, 2002, or 6%, from the $11.7 million in the first half of the prior year. Decreases were primarily in travel costs and marketing activities, specifically tradeshows and public relations expenses, partially offset by an increase in distributed costs, which is discussed below under the heading “GENERAL AND ADMINISTRATIVE.” Sales and marketing expenses represented 43% of total net revenues for the three and six-month periods ended June 30, 2002 compared to 41% and 48% of total net revenues in the three and six months ended June 30, 2001, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target showing sales and marketing expenses in the range of 26% to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next one to two years.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $13,000 and $32,000 for the three months ended June 30, 2002 and 2001, respectively, general and administrative expenses declined to $1.2 million in the three months ended June 30, 2002, from $1.4 million in the same quarter of the prior year, a decrease of 13%. Excluding the effects of stock-based compensation of $26,000 and $65,000 for the six months ended June 30, 2002 and 2001 respectively, general and administrative expenses were $2.3 million, down 20% from the $2.9 million in the first half of the prior year. For both the quarter and first half of fiscal 2002, decreases in professional services and distributed costs were partially offset by increased personnel costs related to the CEO transition and search announced in a press release on May 14, 2002. Decreases in distributed costs are due to a change in the allocation of the expenses associated with our Information Technology group (“IT”). Prior to fiscal 2002, only a small portion of IT costs were allocated out of general and administrative expenses. Beginning in fiscal 2002, based on improved tracking and reporting of IT services, a greater portion of IT costs were allocated to other departments to better reflect the services performed by this group. In the three and six month periods ended June 30, 2002 respectively, approximately $160,000 and $320,000 of additional IT costs were allocated from general and administrative expenses into cost of revenues, research and development and sales and marketing. Comparable figures for the prior year are not available.

     General and administrative expenses represented 10% and 9% of total net revenues for the three and six-month periods ended June 30, 2002 compared to 11% and 12% of total net revenues in the same periods of the prior year, respectively. This percentage decrease was due to lower expenses as well as increased total net revenues. Without the change in allocation of IT costs, general and administrative expenses would have been 11% and 10% of total net revenues in the three and six-month periods ended June 30, 2002, respectively. We expect to see general and administrative expenses continue to decline as a percentage of revenue.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $100,000 and $340,000 in the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, stock based compensation expense was $239,000 and $764,000, respectively. There is $165,000 remaining to be amortized in future periods.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the Workfire acquisition completed in September 2000, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $6.1 million and $12.3 million in the three and six-month periods ended June 30, 2001, respectively. Because of the impairment write-off in the third quarter of 2001, no goodwill remained on the balance sheet. Accordingly, there was no amortization or transition adjustment in the corresponding periods of fiscal 2002.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income from our cash and investments, interest expense related to our line of credit, debt and capital lease obligations, and other expenses. Other income, net decreased to $201,000 in the three months ended June 30, 2002 from $773,000 in the same quarter in the prior year, a decrease of 74%. Other income, net of $418,000 for the six-month period ended June 30, 2002 decreased $589,000 from the $1.0 million for the six months ended June 30, 2001, a decrease of 58%. These decreases were a result of lower yields on invested funds and increased foreign currency transaction losses, partially offset by lower interest expenses due to decreased levels of debt.

     INCOME TAX PROVISION

     Our income tax provision for the quarter and six months ended June 30, 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three and six months ended June 30, 2002, and the expected annual rate for 2002 is approximately 10%. There was no corresponding provision in the same periods of the prior year due to the Company’s consolidated net loss for the quarter and six months ended June 30, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $62.9 million at June 30, 2002, an increase of $677,000 from December 31, 2001.

     Net cash provided by operating activities was $1.2 million in the six months ended June 30, 2002, compared with net cash used in operations of $2.0 million for the same period of the prior year. The increase in operating cash flows was primarily due to net income reported in the current period, compared to a net loss in the first half of fiscal 2001.

     Net cash used in investing activities was $623,000 in the six months ended June 30, 2002 compared to net cash provided by investing activities of $18.3 million for the same period in the prior year, primarily reflecting transactions in marketable securities. Fixed asset purchases were $490,000 for the six months ended June 30, 2002, compared to $744,000 for the same period in the prior year.

     Net cash used in financing activities was $28,000 in the six months ended June 30, 2002, compared to $86,000 provided by financing activities for the same period in the prior year. In the six months ended June 30, 2002, proceeds generated by issuance of common stock totaled $767,000. This was offset by $821,000 of payments on lease obligations, the note payable and a portion of borrowings under the line of credit. In the six months ended June 30, 2001, proceeds generated by issuance of common stock totaled $1.0 million with borrowings under the line of credit generating an additional $1.3 million, offset by note payable and lease obligations repayments totaling $2.3 million.

     We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of June 30, 2002, approximately $1.3 million was outstanding under capital lease obligations and an additional $416,000 note payable. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. This facility expires in May 2003. Borrowings under this facility bear interest at the prime rate, which was 4.75% as of June 30, 2002, and are secured by substantially all the assets of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly maximum net loss amounts. At June 30, 2002, the Company was in compliance with the covenants and the outstanding balance on the line of credit was $1.5 million.

     The following summarizes Packeteer’s commitments under debt and lease obligations as of June 30, 2002 and the new facility lease discussed in Note 9 of the notes to the condensed consolidated financial statements, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

			2003
	Total	2002	through 2005	Thereafter

Capital leases	$1,543	$431	$1,112	$—
Operating leases	7,346	901	3,635	2,810
Note Payable	471	109	362	—

Total	$9,360	$1,441	$5,109	$2,810

     We have used a portion of the net initial public offering proceeds of $62.6 million to repay subordinated notes of $5.0 million in 1999 and to fund operations, including expanding and enhancing our sales and marketing operations and product offerings. The balance remains invested.

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well capital expenditures related to a facilities move anticipated in the fourth quarter of this year, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $62.9 million at June 30, 2002 and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or be available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 8 of the notes to condensed consolidated financial statements.

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

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY WILL BE DIFFICULT TO CONTINUE TO ACHIEVE AND SUSTAIN

     We have incurred losses since we commenced operations in 1996 and, though we achieved profitability for the three and six months ended June 30, 2002, profitability will be difficult to continue to achieve and sustain. We may not generate a sufficient level of revenues to offset our expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $71.0, $9.4 and $10.9 million in 2001, 2000 and 1999 respectively. As of June 30, 2002, we had an accumulated deficit of $106.6 million. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54% and 59% of total net revenues in the three and six months ended June 30, 2002 and more than half of our total net revenues in both fiscal 2001 and 2000. Our ability to grow will depend in part on the continued expansion of international sales, which will require success on the part of our resellers, distributors, systems integrators and OEMs in marketing our products.

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

IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRONG PARTNERING RELATIONSHIPS WITH OUR INDIRECT CHANNEL PARTNERS, IF THEIR SALES EFFORTS ON OUR BEHALF ARE NOT SUCCESSFUL, OR IF THEY FAIL TO PROVIDE ADEQUATE SERVICES TO OUR END-USER CUSTOMERS, OUR SALES MAY SUFFER AND OUR REVENUES MAY NOT INCREASE

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

     In addition, our indirect channel partners may provide services to our end-user customers that are inadequate or do not meet expectations. Such failures to provide adequate services could result in customer dissatisfaction with us or our products and services due to delays in maintenance and replacement, decreases in our customers’ network availability and other losses. These occurrences could result in the loss of customers and repeat orders and could delay or limit market acceptance of our products, which would negatively affect our sales and results of operations.

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

WE FACE RISKS RELATED TO INVENTORIES OF OUR PRODUCTS HELD BY OUR DISTRIBUTORS

     Many of our distributors maintain inventories of our products. We work closely with these distributors to monitor channel inventory levels so that appropriate levels of products are available to resellers and end users. However, if distributors reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

     Additionally, although we monitor and track channel inventory with our distributors, overstocking could occur if the demand for our products were to rapidly decline due to economic downturns, increased competition, underperformance of distributors or the introduction of new products by our competitors or ourselves. This could cause sales and cost of sales to fluctuate from quarter to quarter.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended June 30, 2002, sales to two customers, Alternative Technology, Inc., and Westcon Inc. accounted for 19% and 16% of total net revenues, respectively. For the six months ended June 30, 2002, the same two customers, Alternative Technology, Inc., and Westcon Inc. accounted for 19%, and 14% of total net revenues, respectively. For the three months ended June 30, 2001, sales to Alternative Technology, Inc. and Allasso accounted for 20% and 11% of total net revenues, respectively. For the six months ended June 30, 2001, one customer, Alternative Technology, Inc., accounted for 19% of total net revenues. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

     Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. We rely on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our personnel. The loss of services of any of our key personnel could negatively impact our ability to carry out our business plan.

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

     Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the bandwidth management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of June 30, 2002 we have nine issued U.S. patents and thirty pending patent applications. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

     The market for bandwidth management solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and International standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

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

     We do not use derivative financial instruments. In general the Company’s policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2002 and comparable fair values as of December 31, 2001.

	June 30, 2002					December 31, 2001

(in thousands)	2002	2003	2004	Total	Fair Value	Fair Value

Cash equivalents	$49,282	$—	$—	$49,282	$49,289	$48,286
Weighted-average rate	1.84%	—	—
Short-term investments	4,072	3,326	—	7,398	7,423	8,624
Weighted-average rate	5.84%	4.88%	—
Long-term investments	—	2,824	2,028	4,852	4,895	3,588
Weighted-average rate	—	3.18%	3.34%

Total investment portfolio	$53,354	$6,150	$2,028	$61,532	$61,607	$60,498

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Stockholders’ Meeting was held on May 22, 2002 for the following purposes: (1) to elect two directors to serve until the 2005 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, (2) to approve a series of amendments to the Packeteer, Inc. 1999 Stock Incentive Plan which would effect the Automatic Option Grant Program in effect for non-employee board members by (i) increasing the number of shares of Common Stock granted at the board member’s initial election to the Board from 20,000 to 30,000 shares, (ii) increasing the number of shares of Common Stock granted to continuing non-employee board members at each Annual Meeting from 5,000 to 15,000 shares beginning with the 2002 Annual Meeting, and (iii) providing that the 15,000 share annual option grants, beginning with the grants to be made at the 2002 Annual General Meeting, vest in two annual installments, and (3) to ratify the appointment of KPMG LLP as the Company’s independent auditors.

     1. The following persons were elected as directors of the Company to serve until the 2005 Annual Stockholders’ Meeting, or until their successors are elected and qualified, with the votes indicated by their respective names below:

	Votes For	Votes Withheld

Steven J. Campbell	22,492,968	634,791
Craig W. Elliot	22,907,652	220,107
Joseph A. Graziano	22,677,377	450,382

     2. The amendments to the Packeteer, Inc. 1999 Stock Incentive Plan were approved with the following votes:

For:	17,502,081
Against:	5,563,463
Abstain:	62,215

     3. The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002 was approved by the vote of 22,684,558 shares for; 329,921 shares withheld or voted against the proposal; and 113,280 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

10.22	Amendment to the 1999 Stock Incentive Plan dated May 22, 2002.

10.23+	Facilities Lease Agreement, dated July 15, 2002, between NMSBPCSLDHB, a California Limited Partnership, and the Company.

+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.

     (b)  REPORTS ON FORM 8-K

1. A Current Report on Form 8-K dated May 15, 2002, reporting under Item 5 — Other Events, was filed announcing a CEO transition.

2. A Current Report on Form 8-K dated June 4, 2002, reporting under Item 5 — Other Events, was filed announcing that certain directors have established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of Packeteer common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 13th day of August, 2002.

PACKETEER, INC.

By:	/s/ DAVID YNTEMA

David Yntema Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.22	Amendment to the 1999 Stock Incentive Plan dated May 22, 2002.

10.23+	Facilities Lease Agreement, dated July 15, 2002, between NMSBPCSLDHB, a California Limited Partnership, and the Company.

+	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.