Form 10-Q
period 2002-09-30
PACKETEER INC
filed 2002-11-08
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number _-_____

PACKETEER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	77-0420107 (I.R.S. Employer Identification No.)

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

Yes [X]      No [   ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 30,499,229 at November 4, 2002.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 22, 2002. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, including the expansion of our network product lines, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our development of relationships with providers of leading Internet technologies, our competition, the sufficiency of our cash, cash equivalents and investments and our business model targets. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$37,411	$50,009
Short-term investments	10,519	8,624
Accounts receivable less allowance for doubtful accounts of $79 and $132, as of September 30, 2002 and December 31, 2001, respectively	4,955	5,772
Inventories	2,198	2,189
Prepaids and other current assets	1,622	1,221

Total current assets	56,705	67,815
Property and equipment, net	1,135	1,377
Long-term investments	16,253	3,588
Other long-term assets	332	225

Total assets	$74,425	$73,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,000	$1,851
Current portion of capital lease obligations and note payable	813	917
Accounts payable	1,427	2,282
Accrued compensation	2,099	2,082
Other accrued liabilities	2,413	3,854
Deferred revenue	5,441	4,106

Total current liabilities	13,193	15,092
Long-term liabilities	709	1,289
Common stock; $0.001 par value; 85,000 shares authorized; 30,356 and 29,951 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	30	30
Additional paid-in capital	165,806	164,273
Accumulated other comprehensive income	152	(18)
Deferred stock-based compensation	(92)	(400)
Notes receivable from stockholders	(56)	(83)
Accumulated deficit	(105,317)	(107,178)

Total stockholders’ equity	60,523	56,624

Total liabilities and stockholders’ equity	$74,425	$73,005

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product revenues	$12,006	$9,481	$33,879	$31,448
Service revenues	2,031	1,447	5,509	3,749

Total net revenues	14,037	10,928	39,388	35,197
Cost of revenues:
Product costs	2,379	2,437	7,215	8,592
Service costs	805	721	2,156	2,308
Amortization of acquired technology	—	—	—	1,199

Total cost of revenues	3,184	3,158	9,371	12,099
Gross profit	10,853	7,770	30,017	23,098
Operating expenses:
Research and development (exclusive of stock- based compensation expense of $26 and $113 for the three months ended September 30, 2002 and 2001 respectively and $158 and $570 for the nine months ended September 30, 2002 and 2001, respectively)	2,725	3,292	8,108	9,209
Sales and marketing (exclusive of stock-based compensation expense of $35 and $102 for the three months ended September 30, 2002 and 2001 respectively, and $116 and $345 for the nine months ended September 30, 2002 and 2001, respectively)	5,825	5,232	16,825	16,886
General and administrative (exclusive of stock- based compensation expense of $12 and $22 for the three months ended September 30, 2002 and 2001, respectively and $38 and $86 for the nine months ended September 30, 2002 and 2001, respectively)	1,152	1,435	3,431	4,291
Amortization of goodwill and other intangibles	—	—	—	11,017
Impairment of goodwill and other intangibles	—	52,552	—	52,552
Stock-based compensation	73	237	312	1,001

Total operating expenses	9,775	62,748	28,676	94,956

Income (loss) from operations	1,078	(54,978)	1,341	(71,858)
Other income, net	309	696	727	1,703

Income (loss) before taxes	1,387	(54,282)	2,068	(70,155)
Provision for income taxes	139	—	207	—

Net income (loss)	$1,248	$(54,282)	$1,861	$(70,155)

Basic net income (loss) per share	$0.04	$(1.83)	$0.06	$(2.38)

Diluted net income (loss) per share	$0.04	$(1.83)	$0.06	$(2.38)

Shares used in computing basic net income (loss) per share	30,285	29,678	30,122	29,450

Shares used in computing diluted net income (loss) per share	30,427	29,678	30,343	29,450

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,861	$(70,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,006	1,493
Amortization of goodwill and intangibles	—	12,263
Impairment of goodwill and intangibles	—	52,552
Other non-cash charges	391	1,081
Changes in operating assets and liabilities:
Accounts receivable	817	1,704
Inventories	(9)	824
Prepaids and other current assets	(401)	776
Accounts payable	(855)	(860)
Accrued compensation and other accrued liabilities	(1,424)	(1,019)
Deferred revenue	1,335	1,172

Net cash provided by (used in) operating activities	2,721	(169)

Cash flows from investing activities:
Purchases of property and equipment	(764)	(833)
Purchases of investments	(58,693)	(90,229)
Proceeds from sales and maturities of investments	44,224	116,912
Other assets	(107)	428

Net cash provided by (used in) investing activities	(15,340)	26,278

Cash flows from financing activities:
Net proceeds from issuance of common stock	644	710
Proceeds from stockholders’ notes receivable	27	83
Sale of stock to employees under the ESPP	885	1,437
Borrowings under line of credit	—	5,107
Repayments of line of credit	(851)	(7,537)
Proceeds from notes payable	—	551
Payments of notes payable	(127)	(62)
Principal payments of capital lease obligations	(557)	(542)

Net cash provided by (used in) financing activities	21	(253)

Net increase (decrease) in cash and cash equivalents	(12,598)	25,856

Cash and cash equivalents at beginning of period	50,009	24,273

Cash and cash equivalents at end of period	$37,411	$50,129

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$214	$431

Cash paid during period for taxes	$92	$—

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

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF FASB STATEMENT 142

     The following table presents the impact of SFAS No. 142, “Goodwill and Other Intangible Assets,” on net income (loss) and net income (loss) per share had the standard been in effect for the first nine months of fiscal 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Reported net income (loss)	$1,248	$(54,282)	$1,861	$(70,155)
Add back: Goodwill amortization	—	—	—	11,017

Adjusted net income (loss)	$1,248	$(54,282)	$1,861	$(59,138)

Basic earnings per share:
Reported net income (loss)	$0.04	$(1.83)	$0.06	$(2.38)
Goodwill amortization	0.00	—	0.00	0.37

Adjusted net income (loss)	$0.04	$(1.83)	$0.06	$(2.01)

Diluted earnings per share:
Reported net income (loss)	$0.04	$(1.83)	$0.06	$(2.38)
Goodwill amortization	0.00	—	0.00	0.37

Adjusted net income (loss)	$0.04	$(1.83)	$0.06	$(2.01)

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

4. INCOME TAXES

     Our income tax provision for the quarter and nine months ended September 30, 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three and nine months ended September 30, 2002, and the expected annual rate for 2002 is approximately 10%. There was no corresponding provision in the same periods of the prior year due to the Company’s consolidated net loss for the quarter and nine months ended September 30, 2001.

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

     The following table presents the calculation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$1,248	$(54,282)	$1,861	$(70,155)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	30,287	29,723	30,124	29,495
Less: shares subject to repurchase	2	45	2	45

Basic weighted-average common shares outstanding	30,285	29,678	30,122	29,450

Diluted:
Basic weighted-average common shares outstanding	30,285	29,678	30,122	29,450
Add: potentially dilutive common shares from stock options	142	—	221	—

Diluted weighted-average common shares	30,427	29,678	30,343	29,450

Basic net income (loss) per share	$0.04	$(1.83)	$0.06	$(2.38)

Diluted net income (loss) per share	$0.04	$(1.83)	$0.06	$(2.38)

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

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses. The Company’s sales, marketing, and development efforts have been focused on the PacketShaper family of products and PacketWiseTM software. For the three months ended September 30, 2002, sales to three customers, Alternative Technology, Inc., Westcon Inc. and Macnica Inc. accounted for 23% 16% and 14% of total net revenues, respectively. For the nine months ended September 30, 2002, sales to the same three customers, Alternative Technology, Westcon and Macnica accounted for 20%, 15% and 11% of total net revenues, respectively. In the prior year, for the three months ended September 30, 2001, sales to Alternative Technology and Westcon accounted for 26% and 11% of net revenues, respectively. For the nine months ended September 30, 2001, one customer, Alternative Technology, accounted for 21% of net revenues.

     Geographic Information

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
North America	$6,477	$5,046	$16,850	$15,617
Asia Pacific	4,578	2,903	12,806	9,243
Europe and rest of world	2,982	2,979	9,732	10,337

Total net revenues	$14,037	$10,928	$39,388	$35,197

     Revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.

8. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. Packeteer is required to adopt SFAS 143 for our fiscal year beginning January 1, 2003. Adoption of this statement is not expected to have an impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires that early extinguishments of debt that are normal and an important part of ongoing activities not be accounted for as extraordinary items. This Statement also requires that modifications of capital lease agreements by lessees giving rise to new operating lease agreements be accounted for as sale-leasebacks. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires the costs to be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Packeteer is required to adopt SFAS 146 for any exit or disposal activities initiated after December 31, 2002. At this time we do not believe the adoption of SFAS 146 will have a material impact on the Company’s results of operations or financial condition.

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

     Packeteer’s products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, resellers, distributors, system integrators and OEMS, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries in Hong Kong, Japan, Singapore, Korea, The Netherlands, England, Germany, France, Spain, Denmark, Australia, Caymans and Canada. To date, we have shipped more than 22,000 units.

     We were incorporated in January 1996. From our inception through January 1997, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, establishing a sales and marketing organization and developing customer, vendor and manufacturing relationships. We shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations. Prior to fiscal 2002, we incurred significant losses and as of September 30, 2002, had an accumulated deficit of $105.3 million.

     We have a limited operating history. We have incurred losses since we commenced operations in 1996 and, though we have achieved profitability for the three and nine months ended September 30, 2002, profitability could remain difficult to sustain. We expect to continue to invest in sales and marketing and product development activities and, as a result, will need to continue to grow revenues to continue to achieve and maintain profitability.

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

     We assess collectibility based on a number of factors, including credit worthiness and past transaction history of the customer.

     Our revenue recognition policy is modified under certain circumstances as follows: Product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.

     The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence (VSOE) to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9, revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

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

     Valuation of Long-Lived and Intangible Assets. As required by SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets”, the Company regularly performs reviews to determine if the carrying value of its long-lived assets is impaired. The purpose of the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, the fair value is estimated based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value.

     Sales return reserve and allowance for doubtful accounts. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as they are the primary indicators for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from management judgments or estimates. The sales return reserve liability balances at September 30, 2002 and December 31, 2001 were $924,000 and $331,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $79,000 and $132,000 at September 30, 2002 and December 31, 2001, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality product in a timely manner and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $322,000 and $552,000 at September 30, 2002 and December 31, 2001, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Total net revenues	100%	100%	100%	100%
Cost of revenues	23	29	24	31
Amortization of acquired technology	—	—	—	3

Total cost of revenues	23	29	24	34
Gross profit	77	71	76	66
Operating expenses:
Research and development	19	30	20	26
Sales and marketing	41	48	43	48
General and administrative	8	13	9	12
Amortization of goodwill	—	—	—	32
Impairment of goodwill and intangibles	—	481	—	149
Amortization of stock-based compensation	1	2	1	3

Total operating expenses	69	574	73	270

Income (loss) from operations	8	(503)	3	(204)
Other income, net	2	6	2	5

Net income (loss) before taxes	10	(497)	5	(199)
Provision for taxes	1	—	—	—

Net income (loss)	9%	(497)%	5%	(199)%

     REVENUES

     Product revenues consist primarily of sales of our PacketShaper, AppVantage and AppCelera products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

     Total net revenues of $14.0 million in the three months ended September 30, 2002 increased $3.1 million, or 28%, from the $10.9 million reported in the same quarter of the prior year. Total net revenues increased to $39.4 million in the nine months ended September 30, 2002, from $35.2 million in the same period of the prior year, an increase of 12%. Product revenues of $12.0 million for the quarter increased $2.5 million, or 26%, from the $9.5 million for the three months ended September 30, 2001. Units shipped in the three months ended September 30, 2002 increased 25% over the number of units shipped in the same period in 2001. Product revenues for the nine months ended September 30, 2002 increased to $33.9 million, from $31.4 million for the same period of the prior year, an 8% increase, primarily as a result of a 7% increase in units shipped. To a lesser extent, a favorable product mix also contributed to the reported increase in sales year-to-date, as sales of our higher end product continue to represent a higher percentage of the reported revenue. There were no significant selling price changes during any of the periods presented. Service revenues increased to $2.0 million in the three months ended September 30, 2002, from $1.4 million in the second quarter of fiscal 2001, an increase of 40%. Service revenues for the nine months ended September 30, 2002 increased to $5.5 million, from $3.7 million in the first nine months of fiscal 2001, an increase of 47%. These increases were mainly due to increases in the number of units on maintenance contracts.

     For the quarter ended September 30, 2002, total net revenues in North America of $6.5 million increased from $5.0 million in the same period last year, and accounted for 46% of total net revenues, consistent with the same period last year. Net revenues in Asia Pacific of $4.6 million for the quarter ended September 30, 2002, accounted for 33% of total net revenues compared to $2.9 million and 27% for the same period last year. Net revenues in Europe, the Middle East and Africa, “EMEA”, of $3.0 million, accounting for 21% of third quarter sales, were consistent in absolute dollars but down as a percentage of net revenues from 27% reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net revenues in North America of $16.9 million increased from $15.6 million for the same period last year and accounted for 43% of total net revenues, a decline of 1% from the same period last year. Net revenues in Asia Pacific, totaling $12.8 million in the nine months ended September 30, 2002, accounted for 32% of first nine months total net revenues, representing an increase of 6% over the first nine months of fiscal 2001 due to strong sales in Japan. EMEA net revenues of $9.7 million accounted for 25% of total net revenues for the nine months ended September 30, 2002, and were down in both absolute dollars and as a percentage of sales when compared to $10.3 million and 29% reported for the nine months ended September 30, 2001.

     During the three months ended September 30, 2002, three customers, Alternative Technology, Inc., Westcon, Inc., and Macnica Inc. accounted for 23%, and 16% and 14% of total net revenues, respectively. For the nine months ended September 30, 2002, the same three customers, Alternative Technology, Westcon, and Macnica accounted for 20%, 15% and 11% of total net revenues, respectively. For the three months ended September 30, 2001, sales to Alternative Technology and Westcon accounted for 26% and 11% of net revenues, respectively. For the nine months ended September 30, 2001, one customer, Alternative Technology, accounted for 21% of net revenues. Sales to the top 10 indirect channel partners accounted for 67% and 57% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, two customers, Alternative Technology and Westcon, accounted for 35% of accounts receivable.

     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business in 2002. Our growth rate and total net revenue depend significantly on continued growth of the application traffic and bandwidth solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance contracts, which is dependent on both growing our installed customer base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders, shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our total net revenues and operating results.

     COST OF REVENUES

     Our cost of revenues (excluding amortization of acquired technology) consists of the cost of finished products purchased from our turnkey contract manufacturer, overhead costs and service support costs. Our cost of revenues, $3.2 million in the three months ended September 30, 2002, was unchanged from the $3.2 million reported in the same period of fiscal 2001. For the nine months ended September 30, 2002, cost of revenues decreased $1.5 million, or 14%, to $9.4 million from $10.9 million for the same period in 2001. The decrease in costs was due to reductions in manufacturing costs and other product costs. The cost of revenues represented 23% and 24% of net revenues for the three and nine months ended September 30, 2002 respectively, compared to 29% and 31% in the three and nine months ended September 30, 2001, respectively.

     Product costs for the third quarter of 2002, remained constant at $2.4 million, the same as reported in the third quarter of 2001. Manufacturing costs increased $292,000 from the same quarter of fiscal 2001 due to increased units shipped. However, overhead costs, specifically warranty and parts costs, were down $349,000 from the second quarter of 2001. For the nine months ended September 30, 2002, product costs decreased 16%, to $7.2 million from $8.6 million for the same period in 2001. Overhead costs, specifically warranty and parts costs, were down $1.4 million compared to the first nine months of fiscal 2001. Although we expect our overhead costs to increase in absolute dollars in future quarters, as a percent of revenues we do not expect them to return to fiscal 2001 levels. To maintain our product gross margins, we must continue to develop and introduce on a timely basis, new products and enhancements and reduce product costs as we did in 2001.

     Service costs increased $84,000, from $721,000 in the third quarter of fiscal 2001 to $805,000 in the current quarter, an increase of 12%. The increased service costs in this quarter are due to service fees and supplies related to an agreement previously entered into by the Company for the outsourcing of certain maintenance and support services. For the nine months ended September 30, 2002, service costs decreased 7%, or $152,000, to $2.2 million from $2.3 million for the same period in 2001. This change is a result of decreases in consulting fees and personnel related costs. We expect service costs to increase in absolute dollars in future quarters primarily as a result of increased service fees related to outsourcing of certain maintenance and support services.

     AMORTIZATION OF ACQUIRED TECHNOLOGY

     Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc.. The acquisition occurred in September 2000. Due to the impairment write-off in the third quarter of fiscal 2001, there was no amortization during the current fiscal year. The amortization of acquired technology was $1.2 million in the nine month period ended September 30, 2001, representing 3% of net revenues.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper, AppVantage and AppCelera products and PacketWise software. Excluding the effects of stock-based compensation of $26,000 and $113,000 for the three months ended September 30, 2002 and 2001, respectively, research and development expenses of $2.7 million in the three months ended September 30, 2002, were down $567,000, or 17% from the $3.3 million reported for the quarter ended September 30, 2001. These decreases in expenses were primarily due to a decrease in program related charges, and to a lesser extent, a reduction in depreciation expense. Excluding the effects of stock-based compensation of $158,000 and $570,000 for the nine months ended September 30, 2002 and 2001, respectively, research and development expenses of $8.1 million decreased $1.1 million, or 12%, from the $9.2 million in the same period in the prior year. For the nine months of fiscal 2002, the decrease in expenses was primarily due to decreased personnel related costs, and to a lesser extent a reduction in depreciation expense, partially offset by an increase in distributed costs. Personnel costs declined as a result of staffing changes made in June of 2001 as part of overall corporate cost control measures. Distributed costs include expenses related to facilities, communications and technology, which are allocable to all functional areas of the Company. The increase in distributed costs is discussed below under the heading “GENERAL AND ADMINISTRATIVE.” Research and development expenses represented 19% and 20% of total net revenues for the quarter and nine months ended September 30, 2002, respectively, compared to 30% and 26% of total net revenues for the quarter and nine months ended September 30, 2001, respectively. As of September 30, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We currently expect to experience somewhat higher spending levels in the upcoming quarters, but continue to target our spending to approximate our current long-term business model target of 18% to 20% of revenues going forward.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of our products as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $35,000 and $102,000 in the three months ended September 30, 2002 and 2001, respectively, sales and marketing expenses increased to $5.8 million in the three months ended September 30, 2002, from $5.2 million in the same quarter in the prior year, an increase of 11%. Increases in personnel costs, specifically recruiting and commissions, and distributed costs were partially offset by decreases in depreciation expense and supplies costs. Excluding the effects of stock-based compensation of $116,000 and $345,000 for the nine months ended September 30, 2002 and 2001, respectively, sales and marketing expenses decreased slightly to $16.8 million in the nine months ended September 30, 2002, from the $16.9 million in the first nine months of the prior year. Decreases were primarily in travel costs, depreciation expense and marketing activities, specifically tradeshows, channel programs and public relations expenses, partially offset by an increase in distributed costs, which is discussed below under the heading “GENERAL AND ADMINISTRATIVE.” Sales and marketing expenses represented 41% and 43% of total net revenues for the three and nine-month periods ended September 30, 2002, respectively, compared to 48% of total net revenues in the three and nine months ended September 30, 2001. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target showing sales and marketing expenses in the range of 26% to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next one to two years.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $12,000 and $22,000 for the three months ended September 30, 2002 and 2001, respectively, general and administrative expenses declined to $1.2 million in the three months ended September 30, 2002, from $1.4 million in the same quarter of the prior year, a decrease of 20%. Excluding the effects of stock-based compensation of $38,000 and $86,000 for the nine months ended September 30, 2002 and 2001 respectively, general and administrative expenses were $3.4 million, down 20% from the $4.3 million in the first nine months of the prior year. For both the quarter and nine months ending September 30, 2002, decreases in professional services and distributed costs were partially offset by increased personnel costs related to the CEO transition and search occurring during the second and third quarters of 2002. Decreases in distributed costs are due to a change in the allocation of the expenses associated with our Information Technology group (“IT”). Prior to fiscal 2002, only a small portion of IT costs were allocated out of general and administrative expenses. Beginning in fiscal 2002, based on improved tracking and reporting of IT services, a greater portion of IT costs were allocated to other departments to better reflect the services performed by this group. In the three and nine month periods ended September 30, 2002 respectively, approximately $160,000 and $480,000 of additional IT costs were allocated from general and administrative expenses into cost of revenues, research and development and sales and marketing. Comparable figures for the prior year are not available.

     General and administrative expenses represented 8% and 9% of total net revenues for the three and nine-month periods ended September 30, 2002 compared to 13% and 12% of total net revenues in the same periods of the prior year, respectively. This percentage decrease was due to lower expenses as well as increased total net revenues. Without the change in allocation of IT costs, general and administrative expenses would have been 9% and 10% of total net revenues in the three and nine-month periods ended September 30, 2002, respectively. We expect to see general and administrative expenses continue to decline as a percentage of revenue and expect to reach our long-term business model target of 6% to 7% of revenue within the next twelve to eighteen months.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $73,000 and $237,000 in the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, stock based compensation expense was $312,000 and $1.0 million, respectively. There is $92,000 remaining to be amortized in future periods.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the Workfire acquisition completed in September 2000, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $12.3 million in the nine-month period ended September 30, 2001. Because of the impairment write-off in the third quarter of 2001, no goodwill remained on the balance sheet. Accordingly, there was no amortization or transition adjustment in the corresponding periods of fiscal 2002.

     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

     In September 2000, the Company purchased Workfire Technologies International, Inc. for approximately $72.8 million, mostly in Packeteer common stock. Substantially all of the purchase price was allocated to goodwill and other intangibles.

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

     OTHER INCOME, NET

     Other income, net consists primarily of interest income from our cash and investments, less interest expense related to our line of credit, debt and capital lease obligations, and other expenses. Other income, net decreased to $309,000 in the three months ended September 30, 2002 from $696,000 in the same quarter in the prior year, a decrease of 56%. Other income, net was $727,000 for the nine-month period ended September 30, 2002, a decrease of $976,000 from the $1.7 million for the nine months ended September 30, 2001, a decrease of 57%. These decreases were a result of lower yields on invested funds due to declining interest rates and increased foreign currency transaction losses, partially offset by lower interest expenses due to decreased levels of debt.

     INCOME TAX PROVISION

     Our income tax provision for the quarter and nine months ended September 30, 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three and nine months ended September 30, 2002, and the expected annual rate for 2002 is approximately 10%. There was no corresponding provision in the same periods of the prior year due to the Company’s consolidated net loss for the quarter and nine months ended September 30, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $64.2 million at September 30, 2002, an increase of $2.0 million from December 31, 2001.

     Net cash provided by operating activities was $2.7 million in the nine months ended September 30, 2002, compared with net cash used in operations of $169,000 for the same period of the prior year. The increase in operating cash flows was primarily due to net income reported in the current period, compared to a net loss in the first nine months of fiscal 2001.

     Net cash used in investing activities was $15.3 million in the nine months ended September 30, 2002 compared to net cash provided by investing activities of $26.3 million for the same period in the prior year, primarily reflecting transactions in marketable securities. Fixed asset purchases were $764,000 for the nine months ended September 30, 2002, compared to $833,000 for the same period in the prior year.

     Net cash provided by financing activities was $21,000 in the nine months ended September 30, 2002, compared to $253,000 used in financing activities for the same period in the prior year. In the nine months ended September 30, 2002, proceeds generated by issuance of common stock totaled $1.5 million. This was offset by $1.5 million of payments on lease obligations, the note payable and a portion of borrowings under the line of credit. In the nine months ended September 30, 2001, proceeds generated by issuance of common stock totaled $2.1 million while net proceeds from the note payable generated $489,000. This was offset by repayments under the line of credit of $2.4 million, and lease obligations repayments totaling $542,000.

     We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of September 30, 2002, approximately $1.1 million was outstanding under capital lease obligations and $373,000 was outstanding on a note payable. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. As of September 30, 2002, the outstanding balance on the line was $1.0 million. This facility expires in May 2003. Borrowings under this facility bear interest at the prime rate, which was 4.75% as of September 30, 2002, and are secured by substantially all the assets of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly maximum net loss amounts. At September 30, 2002, the Company was in compliance with these covenants.

     The following summarizes Packeteer’s commitments under debt and lease obligations, including interest where applicable, as of September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	2002	2003 through 2005	Thereafter

Capital leases	$1,328	$216	$1,112	$—
Operating leases	7,211	705	3,696	2,810
Note payable	416	54	362	—

Total	$8,955	$975	$5,170	$2,810

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well capital expenditures related to a facilities move anticipated in the fourth quarter of this year, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $64.2 million at September 30, 2002 and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or be available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 8 of the notes to the unaudited condensed consolidated financial statements.

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

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY COULD BE DIFFICULT TO SUSTAIN

     We have incurred losses since we commenced operations in 1996 and, though we achieved profitability for the three and nine months ended September 30, 2002, profitability could be difficult to sustain. We may not generate a sufficient level of revenues to offset our expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues. We incurred net losses of $71.0, $9.4 and $10.9 million in 2001, 2000 and 1999 respectively. As of September 30, 2002, we had an accumulated deficit of $105.3 million. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT REVENUES AND GROSS MARGINS

     We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. The average selling prices of our products could decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline.

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

In the past, we have experienced fluctuations in operating results. These fluctuations resulted primarily from variations in the mix of products sold and variations in channels through which products were sold. Research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to increased personnel expenses, expenditures related to trade shows and the launch of new products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 54% and 57% of total net revenues in the three and nine months ended September 30, 2002 and more than half of our total net revenues in both fiscal 2001 and 2000. Our ability to grow will depend in part on the continued expansion of international sales, which will require success on the part of our resellers, distributors, systems integrators and OEMs in marketing our products.

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

     Our international sales are currently all U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency and could negatively affect our financial performance.

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

     We cannot assure you that our indirect channel partners will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to continue to expand our field sales and support staff as needed. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against more extensive and well-funded sales and marketing operations of any of our current or potential competitors. In addition, our indirect channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would harm our sales.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended September 30, 2002, sales to three customers, Alternative Technology, Inc., Westcon Inc. and Macnica Inc. accounted for 23% 16% and 14% of total net revenues, respectively. For the nine months ended September 30, 2002, sales to the same three customers, Alternative Technology, Westcon and Macnica accounted for 20%, 15% and 11% of total net revenues, respectively. In the prior year, for the three months ended September 30, 2001, sales to Alternative Technology and Westcon accounted for 26% and 11% of net revenues, respectively. For the nine months ended September 30, 2001, one customer, Alternative Technology, accounted for 21% of net revenues. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

INTRODUCTION OF OUR NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS WHICH COULD HARM OUR OPERATING RESULTS

     If and when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product excess or obsolescence.

OUR RELIANCE ON SMTC CORPORATION FOR ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THIS THIRD PARTY MANUFACTURER FAILS TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS

     We currently contract with SMTC Corporation for all our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

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

     We do not have any long-term supply contracts to ensure sources of supply. If our contract manufacturer fails to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers also sell products to our competitors. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of single-sourced or limited-sourced components, or to develop alternative sources for components or products would harm our ability to maintain and expand our business.

POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

     Proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

     We compete in a new, rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc. and CheckPoint Software Technologies Ltd., which sell products incorporating competing technologies. We also compete with several small private companies which utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and from companies with equipment providing compression-based technologies, which may lessen or delay the need for bandwidth management solutions.

     Some of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the bandwidth management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services will decrease, which would harm our business.

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

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS

     In the past, we have experienced rapid and significant expansion of our operations. If further rapid and significant expansion is required to address potential growth in our customer base and market opportunities, this expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

     In the future, we may experience difficulties meeting the demand for our products and services. The use of our products requires training, which is provided by our channel partners, as well as ourselves. If we are unable to provide training and support for our products in a timely manner, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support any anticipated growth in our operations.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2002 we have 11 issued U.S. patents and 32 U.S. pending patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general the Company’s policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2002 and the fair values as of December 31, 2001.

	September 30, 2002					December
						31, 2001
(in thousands)	2002	2003	2004	Total	Fair Value	Fair Value

Cash equivalents	$36,295	$—	$—	$36,295	$36,296	$48,286
Weighted-average rate	1.70%	—	—
Short-term investments	2,057	8,415	—	10,472	10,519	8,624
Weighted-average rate	5.41%	2.81%	—
Long-term investments	—	2,846	13,277	16,123	16,253	3,588
Weighted-average rate	—	3.18%	2.18%

Total investment portfolio	$38,352	$11,261	$13,277	$62,890	$63,068	$60,498

Foreign Exchange

     We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in world-wide markets. All sales are currently made in U.S. dollars; and, as a result, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and current Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Interim Chief Executive Officer and current Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

b.	Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 99.1:	Sarbanes-Oxley Section 906 Certification — CEO

Exhibit 99.2:	Sarbanes-Oxley Section 906 Certification — CFO

(b)	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated October 7, 2002, reporting under Item 5 — Other Events, was filed announcing Dave Côté had been appointed President and CEO of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 8th day of November, 2002.

PACKETEER, INC.
By:	/s/ DAVE CÔTÉ

Dave Côté President and Chief Executive Office
By:	/s/ DAVID YNTEMA

David Yntema Chief Financial Officer and Secretary

CERTIFICATIONS

I, Dave Côté, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Packeteer, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/	DAVE CÔTÉ

Dave Côté President and Chief Executive Officer

I, David Yntema, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Packeteer, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/	DAVID YNTEMA

David Yntema Chief Financial Officer