Form 10-K
period 2002-12-31
PACKETEER INC
filed 2003-03-21
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number      -

Packeteer, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	77-0420107 (I.R.S. Employer Identification No.)

10201 North De Anza

Cupertino, California 95014
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 873-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑         No ☐

     Based on the closing sale price of the common stock on the Nasdaq National Market System on June 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $102,465,770. Shares of common stock held by each officer and director and by each person known by the Registrant to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 31,016,186 at February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III, Items 10, 11, 12 and 13, of this Form 10-K is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Part I
Item 1.	Business	1
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Part II
Item 5.	Market For Registrant’s Common Stock and Related Stockholder Matters	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures	61
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	61
Signatures		62
Certifications		64

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

Overview

      Packeteer is a leading provider of application traffic management systems designed to enable enterprises to gain visibility and control of networked applications, extend network resources and align application performance with business priorities. For service providers, Packeteer systems provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. Our PacketShaper family of products, including the PacketShaper®, PacketSeekerTM and PacketShaper XpressTM, integrates application discovery, analysis, control, acceleration and reporting technologies that are required for proactive application performance and bandwidth management. Our AppCeleraTM family of Internet acceleration appliances employs secure socket layer (SSL) offload and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications. Our ReportCenter and PolicyCenter software products are designed to enable management of large deployments of our PacketShaper systems.

      Packeteer’s products are deployed by Global 2000 corporations and service providers, and are sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, our PacketWise® software is licensed by several communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels to leverage the reach of our sales force to obtain worldwide coverage. Our sales force and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries or branch offices in Australia, Caymans, Canada, Denmark, France, Germany, Hong Kong, Japan, Singapore, Spain, South Korea, The Netherlands and the United Kingdom. To date we have shipped more than 24,000 units.

      We were incorporated in Delaware in January 1996 and began shipping our products in February 1997. In this report, “Company”, “Packeteer,” “we,” “us,” and “our” refer to Packeteer, Inc. and its subsidiaries. Investors may access our filings with the Securities and Exchange Commission on our website, which is located on the Internet at www.packeteer.com, but the information on our website does not constitute part of this Annual Report.

Industry Background

     The Emergence of Internet Computing

      Today, both the Internet and its underlying protocol, TCP/IP, have grown to positions of prominence in enterprise networking. Protocols are predefined mechanisms for computers to communicate over networks. From its origins as a network connecting academic and government institutions, the Internet has evolved into an interactive communications and commerce platform supporting businesses’ daily operations. Originally intended to accommodate non-interactive traffic such as file transfers and e-mail, the Internet and TCP/IP were designed with the basic goals of connectivity, versatility and bandwidth exploitation. With the evolution towards Internet computing, TCP/IP has become the communications fabric, or as it is commonly referred to in the technology industry, the underlying protocol of mission-critical enterprise networks. The Internet has enabled a new generation of interactive applications to deliver core business functions, including eCommerce, data access and information exchange, to a broad range of users. Leveraging the fundamental attributes of the Internet and TCP/IP, businesses, consumers and suppliers have become better connected. This rapid development of a vast connected economy has given rise to a new innovative business model, the Internet computing model.

      The rapid emergence of Internet computing has had a significant effect on today’s enterprise networks and has created new challenges for information technology managers. As more interactive business applications are developed using web-enabled versions of enterprise software platforms, such as SAP, Oracle, PeopleSoft and Siebel, the amount of network data is increasing dramatically. eCommerce extends the confines of the enterprise network across the Internet, making application performance difficult to ensure. Enterprise users access graphic-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access other non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.

      Internet computing relies on TCP/ IP as the underlying protocol to support distributed enterprise applications and the delivery of electronic services. The Internet Protocol, or IP, provides for routing of packets across networks that utilize TCP/ IP as their underlying protocol. The Transmission Control Protocol, or TCP, provides flow control for, and reliable ordered delivery of, Internet Protocol packets. Unlike early non-interactive applications that did not require real-time responsiveness, today’s enterprise and eCommerce applications depend on timely access to data and real-time transaction responses to ensure productivity and a high quality of experience for end users. The shift toward real-time, delay-sensitive data is accelerating as corporations begin to converge database transactions and multimedia traffic onto their enterprise networks. TCP/ IP is unable to differentiate between traffic types and is designed so that each transmission attempts to consume all available bandwidth. These characteristics, which make TCP/ IP suitable for non-interactive traffic, threaten the performance of today’s mission-critical applications.

The Traffic Bottleneck at the WAN Access Link

      In recent years, the adoption of Fast Ethernet and Gigabit Ethernet technologies has reduced network congestion on the local area network, or LAN. Simultaneously, the deployment of fiber infrastructure in the service provider backbone has also reduced bandwidth contention in that portion of the network. However, the bridge between the two, the wide area network, or WAN, access link, has remained the slow, weak link in the chain, forming a bandwidth bottleneck. WAN access link capacity is often constrained, expensive and difficult to upgrade. When faced with bandwidth contention at the bottleneck, TCP/ IP provides neither a means to give preferential treatment to select applications nor a good mechanism to effectively control data flows because TCP flow control is handled only by end systems. TCP/ IP reacts to network congestion by discarding data packets and sporadically reducing packet transmissions from the host computer. In enterprise networks that are overwhelmed by increasing amounts of both non-critical and mission-critical traffic, unmanaged congestion at the WAN access link undermines application performance and can result in impaired productivity and lost revenues.

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

Limitations of Existing Approaches

      Businesses and service providers currently employ several approaches in an attempt to alleviate network congestion at the WAN access link. These approaches include the following:

      Adding bandwidth and infrastructure to over-provision the network. This approach requires expensive upgrades to WAN access links and associated network equipment. Moreover, incremental increases in bandwidth only temporarily alleviate network congestion, leaving the following problems unresolved:

•	Increases in bandwidth tend to be consumed quickly by latent demand within LAN and backbone infrastructure, and often disproportionately by non-mission critical traffic;

•	Deployment costs and increases in recurring service charges can be prohibitively expensive, especially for networks with many remote sites and for international networks;

•	There is no application performance visibility to enable effective capacity planning; and

•	Over-provisioning results in under-utilization of the network during non-peak periods.

      Implementing queuing-based features. Queuing technologies provide some degree of prioritization and are frequently incorporated in routers, which are devices that forward data packets from one LAN or WAN to another. These implementations engage only after queues form, and attempt to provide QoS by reordering packets and then discarding packets when the queues overflow. Queuing-based approaches typically identify and prioritize traffic based on rudimentary characteristics such as port number, a simplistic mechanism to coordinate the transmission of application data, IP address or protocol type. While these approaches can alleviate some of the bandwidth contention problems, they are inadequate to handle an increasingly complex mix of interactive and real-time mission-critical applications for the following reasons:

•	Queuing-based approaches do not control inbound traffic flowing from the WAN to the LAN;

•	Queuing-based approaches are reactive in nature and can only address congestion after the fact, rather than preventing it from occurring;

•	Congested queues result in packet loss, retransmissions and delays that waste bandwidth and undermine application response times;

•	Limited traffic classification capabilities inadequately distinguish between different types of applications, resulting in sub-optimal prioritization of traffic; and

•	Queuing does not directly control end-to-end application performance.

      Deploying traditional compression technologies. Products are available which compress traffic. Although compression can increase available bandwidth, which effectively increases network capacity and avoids bandwidth upgrades, the network and application performance problems are not necessarily eliminated. As TCP/ IP protocol is inherently bursty, non critical applications, even though compressed, may still consume the available bandwidth. In addition, the following problems are also introduced when deploying traditional compression technologies:

•	Latency, which can negatively affect performance;

•	Non selective compression, which results in some already compressed application traffic being delayed with no discernable benefit to performance; and

•	Difficulty in configuring and maintaining compression tunnels.

      Installing network-management tools. Several vendors provide software that analyzes and monitors network traffic. While these products enable network administrators to determine how bandwidth is being utilized, thereby identifying where bandwidth management is required, they do not comprise a complete solution for the following reasons:

•	Traditional network-management tools only monitor and report network performance and bandwidth utilization, offering no means of fixing or resolving performance problems; and

•	As is the case with queuing-based approaches, traditional network management tools are reactive in nature in that they detect problems once they occur and do not prevent similar problems in the future.

The Bandwidth Management Opportunity

      As Internet computing is more widely adopted, both businesses and service providers are seeking ways to cost-effectively manage bandwidth, ensure application performance and increase network efficiency. As mission-critical applications compete with bandwidth-hungry non-critical traffic for limited network resources, enterprises require a solution that not only monitors and reports on network performance problems, but also provides the means to fix such problems. As the complexity of their network infrastructures increases, enterprises seek solutions that integrate easily into the existing network and are cost-effective to deploy and maintain. In response to growing competition, service providers are looking to create new revenue streams by offering differentiated network and application-based services that meet the needs of enterprise customers. Whether the solution is implemented by the enterprise or purchased from a service provider, effectively managing the performance of mission-critical applications is essential to businesses relying on Internet computing.

The Packeteer Solution

      Packeteer is a leading provider of application traffic management systems that are designed to enable enterprises, service providers, and other organizations to align network resources with business priorities. Packeteer systems monitor, control, and accelerate application performance over WANs and the Internet. Our systematic, application-intelligent approach is designed to ensure that mission-critical applications perform efficiently and reliably and that existing network resources are extended to support business needs. Packeteer’s application traffic management system is based on the following:

I. Application Traffic Monitoring: Packeteer’s monitoring capabilities serve as the backbone for PacketSeeker, an application-intelligent traffic monitoring system, as well as PacketShaper, a traffic management system that incorporates both monitoring and policy control. Packeteer’s monitoring capabilities involve automatic identification and classification of traffic through Layer 7, the applications layer, which is the highest layer in the industry standard OSI (Open Systems Interconnection) model. This application-layer insight is designed to enable organizations to analyze application performance and network utilization accurately. Packeteer’s performance analysis determines response times, delays, link utilization, and many more crucial metrics. Depending on the size of the Packeteer deployment, performance analysis may be captured via onboard or centralized reporting.

II. Application Traffic Shaping: Packeteer’s PacketShaper systems allow the user to set policy control that aligns application performance in support of business needs. PacketShaper systems allow mission-critical applications to perform efficiently and reliably by allocating varying amounts of bandwidth to applications depending on their relative importance. For instance, network managers can tailor policy management and bandwidth allocation to suit the requirements of particular applications or traffic, such as Citrix, SAP, Siebel, Video over IP and Voice over IP. Meanwhile, peer-to-peer file sharing, casual web browsing, and other unsanctioned traffic can be eliminated or minimized, depending on an organization’s available network resources and business priorities.

III. Application Traffic Acceleration: Packeteer also enhances application performance through its acceleration technologies. PacketShaper Xpress provides a software option that utilizes application-intelligent compression, latency management and tunnel management to accelerate policy-managed business traffic. Packeteer also offers AppCelera ICX, an intranet acceleration system that addresses the trend of application “webification”. Utilizing a combination of compression, conversion, and caching, AppCelera ICX optimizes content to suit each user’s connection speed and browser. Its content-intelligent approach overcomes inherent last-mile obstacles reducing potential latency.

IV. Report Performance: PacketShaper systems provide reports describing current and historical network performance. Comprehensive reports, graphs and tables enable network managers to refine bandwidth management policies, evaluate efficiency and plan capacity. PacketShaper systems automatically measure per-transaction response times for each application. Managers can set, enforce and monitor service-level agreements, which quantify desired QoS for a particular application or customer. Packeteer’s ReportCenter is designed to provide centralized analysis and reporting for large PacketSeeker and PacketShaper system deployments.

      Our application traffic management systems are designed to enable businesses and service providers to realize the following key benefits:

•	Gain Network Performance Visibility and Insight. PacketSeeker and PacketShaper provide valuable historical and real-time information about application performance and network utilization through an easy-to-use browser interface. Network managers gain a better understanding of the nature of traffic running on their networks and the problems and inefficiencies associated with that traffic.

•	Ensure Bandwidth to Mission-Critical Applications. Policy-based bandwidth allocation protects bandwidth for mission-critical applications such as SAP, Oracle, PeopleSoft and Siebel, preventing disruptions from bandwidth-hungry but less urgent applications such as file transfers, peer-to-peer file sharing or casual web browsing.

•	Permit Easy Deployment. PacketShaper installs easily, and automatically starts to discover, classify and analyze network traffic and suggest policies to optimize performance. It complements the existing network infrastructure, requires no router reconfiguration or desktop changes and is designed not to disrupt network connectivity in the event of software or hardware failure.

•	Increase Effective Bandwidth. PacketShaper Xpress intelligently increases effective bandwidth and, through integration with PacketShaper’s advanced monitoring and shaping capabilities, enables the additional bandwidth to be utilized by mission-critical applications.

•	Enable Interactive Services. Voice over IP, or VoIP, videoconferencing and other streaming media require guaranteed bandwidth in order to achieve minimum quality requirements. By using PacketShaper to set minimum bandwidth guarantees and priority, enterprises and service providers can deliver smooth and predictable performance of these delay-sensitive multimedia services.

•	Increase Network Efficiency. PacketShaper improves network efficiency and helps delay expensive capacity upgrades by managing non-critical traffic to reduce retransmission overhead and smooth the variability in bandwidth utilization.

•	Accelerate Web Applications. AppCelera applies content compression and optimization technologies to reduce bandwidth utilization and improve response times for web-enabled applications.

Strategy

      Our objective is to be the leading provider of application traffic management systems that give enterprises and service providers a new layer of control for applications delivered across intranets, extranets and the Internet. Key elements of our strategy include:

      Focus on Bandwidth Management Needs of Enterprises. We are focused on providing high performance, easy-to-use and cost-effective bandwidth management solutions to enterprises whose businesses are based on Internet computing. For these businesses, managing mission-critical application performance and optimizing the value of the network will continue to be competitive requirements. As the Internet proliferates and new Internet-based applications and services emerge, we believe businesses will continue to adopt Internet computing business models at a rapid rate and that effective bandwidth management will become an increasingly important requirement for maintaining an efficient enterprise network. We believe we have established a differentiated market position based on our development of a comprehensive solution that provides for effective bandwidth management and our early market leadership and brand awareness. We intend to continue to direct our development, sales and marketing efforts toward addressing the bandwidth management needs of the Internet computing market.

      Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the telecommunications service provider market and currently have numerous telecommunications service provider customers, including: AT&T, Equant, Fujitsu Cable, Hughes Network Systems, NTT Communications and Singapore Cable. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our PacketShaper and PacketWise solutions enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.

      Expand Presence in the Managed Application Services Market. We are actively pursuing opportunities in the managed application services market and currently have several managed application service provider customers, including NTT Communications, Equant and AT&T using our managed application service features. Our software’s policy based application subscriber management features are designed to enable managed application service providers to quickly and cost-effectively deliver secure, measured and performance-assured application services tailored to the needs of specific markets and customers. Such features deliver a clearly defined service demarcation point between service providers and their customers and delivery-chain partners; provide and enforce QoS application-specific service level agreements (SLAs); and enable application-specific billing.

      Continue to Build Indirect Distribution Channels. We currently have over 100 resellers, distributors, systems integrators and OEMs, that sell our products in over 50 countries. These relationships include: Allasso, Alternative Technology; Equant, Kanematsu USA, Lan Systems Pty. Ltd., Macnica, Inc, Net One Systems Co., Ltd., Nissho Electronics Corporation, RBR Networks Pte. Ltd. and Westcon, Inc. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers, systems integrators and OEMs. We believe this strategy will enable us to increase the worldwide deployment of our products.

      Extend Bandwidth Management Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy setting capabilities, precise rate control expertise, web content acceleration and compression technologies and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, increase functionality by identifying and managing additional applications or traffic types, and increase modularity by taking individual components of PacketWise together or on a stand-alone basis with our existing bandwidth management solutions. We also plan to invest our research and development resources to develop new leading-edge technologies for emerging markets. These development plans include extending our bandwidth management solutions to incorporate in-depth application-management techniques that will improve performance over the Internet and reduce bandwidth requirements. We plan to extend our current portfolio by offering PacketWise-defined solutions that target the specific needs of three primary market opportunities: enterprise bandwidth management, application service-level management and service provider bandwidth management.

Products

      Packeteer’s family of products — powered by our PacketWise software — enable enterprises and service providers to measure, control, accelerate and validate the performance of networked applications and managed application services.

      PacketSeeker System. PacketSeeker is an application traffic-monitoring system that builds on the Company’s industry-leading Layer-7 traffic classification, analysis and reporting technology. It features a new PacketCaptureTM capability that enables effective remote problem diagnosis. PacketSeeker further distinguishes itself from “passive” monitoring solutions currently available by giving the user the ability to seamlessly upgrade the software to become a PacketShaper when traffic shaping is required to enforce quality of service.

      PacketShaper System. PacketShaper is an application-based traffic and bandwidth management system designed to deliver predictable, efficient performance for applications running over the WAN and Internet. The PacketShaper Enterprise Edition is designed to provide effective application QoS using state-of-the-art bandwidth, traffic, service-level and policy management technology. The PacketShaper ISP Edition is designed to enable service providers to create differentiated services through fast and efficient bandwidth provisioning and management. With over 24,000 units shipped worldwide to enterprises and service providers, PacketShaper is a market leader in application traffic management systems. The PacketShaper family currently includes the 1500, 2500, 4500, 6500 and 8500 Enterprise Editions and 4500, 6500 and 8500 ISP Editions.

      PacketShaper Xpress System. The PacketShaper Xpress is a product that provides application traffic acceleration. By leveraging its expertise in advanced Web acceleration and content compression technology, Packeteer has created a “universal” traffic acceleration solution that is highly efficient, scalable and simple to administer. Combining Layer 7 classification, traffic shaping and application-intelligent acceleration raises the level of control customers have over the performance of their networked applications and associated bandwidth costs.

      AppCelera System. A product designed to accelerate the performance of Internet applications, AppCelera ICX (Internet Content Accelerator) is an advanced content acceleration product that can reduce web response-times by up to 50% by accelerating web content delivery all the way to the user’s desktop. It combines content compression, transformation and caching technologies to improve web application performance across the bandwidth-constrained last mile connections while reducing both server and bandwidth resource consumption.

      PolicyCenterTM Software. A directory-based policy management application that enables Packeteer’s enterprise and service provider customers to broadly deploy, scale and manage application QoS throughout the network, PolicyCenter is an LDAP directory-enabled application running under Windows 2000 or Windows NT that enables customers to centrally administer and update PacketShaper policies, software versions, and device status for Packeteer-based networks.

      ReportCenterTM Software. An application that aggregates metrics from large deployments and creates organization–wide reports to manage trends and provide support for capacity planning and usage analysis, ReportCenter lowers the cost of ownership for large deployments of PacketWise-enabled appliances, improves the quality of information and eases administrative overhead.

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

Sophisticated Traffic Discovery and Classification

      We believe the ability to automatically detect and classify an extensive collection of applications and protocols differentiates PacketSeeker and PacketShaper systems from other bandwidth management technologies. Sophisticated traffic classification is crucial to understanding network congestion and to targeting appropriate bandwidth-allocation policies. Network software or devices that claim QoS features typically offer rudimentary solutions that can identify traffic based only on protocol type or port numbers. This approach limits application-specific QoS capabilities because these products do not recognize the detailed information required to make intelligent classification decisions. PacketSeeker and PacketShaper systems discover and classify traffic by focusing on content and applications where value to the end user lies.

      Relying only on more basic traffic classification prevents network managers from discovering important traffic trends and limits policy setting. Sophisticated traffic types such as voice calls over networks based on Internet Protocol, or VoIP, Oracle 8i, TN3270, Citrix, and Microsoft DCOM cannot be identified using rudimentary traffic classification schemes. PacketSeeker and PacketShaper systems identify traffic markers, detect changing or dynamic port assignments and track transactions with changing port assignments. This sophisticated traffic classification allows network managers with PacketShaper systems to set policies and control the traffic related to an individual application, session, client, server or traffic type. PacketSeeker and PacketShaper systems permit a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. This ability to individually classify applications is a highly valuable tool for network managers, since both non-critical applications such as web browsing and music downloading through peer-to-peer applications and mission-critical applications such as Citrix, Oracle or SAP and critical web sites may all be assigned to the same TCP port number on a network but can be individually classified using a PacketShaper system.

      Packeteer systems need no assistance from network managers to automatically detect and identify approximately 400 different traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can use our technology to define proprietary applications so that their traffic can be recognized and reported. Our technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We frequently enhance our classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria — for example, Oracle traffic to or from a particular database. Some of the traffic types which Packeteer’s technology automatically detects and classifies are listed below. The traffic types are named either with their associated protocol or application and are grouped according to the class of application that generated that traffic. Each traffic type has an associated protocol that allows it to be recognized on the network.

Client/ Server
CORBA
CVS
Folding@Home
FIX (Finance)
Java Rmt Mthd
MATIP (Airline)
MeetingMaker
NetIQ AppMngr
OpenConnect JCP
SunRPC (dyn port)
Content Delivery
AOL
Backweb
Chaincast
EntryPoint
Kontiki
Marimba
PointCast
NewsStand
WebShots
ERP
Baan
JavaClient
JD Edwards
Oracle (7,8,9i)
SAP
Internet
ActiveX
FTP, Passive FTP
Gopher
HTTP Tunnel
IP, IPIP, UDP, TCP
IPv6
IRC
Mime type
NNTP
Socks2http
SSHTCP
SSL
TFTP
UUCP
URL
Web browser
Database
FileMaker Pro
MS SQL
Oracle 7/8i
Progress	Directory Services
CRS
DHCP
DNS
DPA
Finger
Ident
Kerberos
LDAP
RADIUS
SSDP
TACACS
WINS
whois
E-mail and Collaboration
Biff
cc:MAIL
IMAP
LotusNotes
MSSQ
Microsoft DCOM
 (MS Exchange)
Novell GroupWise
POP3
SMTP
File Server
AFS
CVSup
Lockd
Microsoft-ds
NetBIOS-IP
NFS
Novell NetWare5
rsync
Games
Asheron’s Call
Battle.net
Diablo II
Doom
EverQuest
Kali
Half-Life
LucasArts (Jedi*)
MSN Zone
Dark Age of Camelot
Quake I, II, & III
SonyOnline
Tribes I,II
Unreal
Warcraft III
Yahoo! Games	Healthcare
DICOM
HL7
Host Access
ATSTCP
Attachmate
 SHARESUDP
Persoft Persona
SMTBF
TN3270
TN5250
Legacy LAN and Non-IP
AFP
AppleTalk
DECnet
IPX
FNA
LAT
NetBEUI
MOP-DL/ RC
PPPoE
SNA
Messaging
AOL Instant Messenger
ICQ
IRC
MSN Messenger
Yahoo! Messenger
Misc
AOL
MultiMedia
Multi-cast NetShow
NetMeeting
QuickTime
RTP
Real Audio
Streamworks
RTSP
MPEG
ST2
SHOUTcast
WebEx
WindowsMedia	Music P2P
Aimster
AudioGalaxy
 Rhapsody
Mac Satellite
Blubster
DirectConnect
EDonkey
 Emule
Overnet
FileRogue
Furthurnet
Gnutella
 Acquisition
Ares
BearShare
Furi
Gnotella
Gnucleus
gtk-gnutella
LimeWire
MyNapster
Mactella
Morpheus
Mutella
Nap Share
Phex
Qtraxmax
Qtella
Shareaza
toadnode
XoloX
Groove
Hotline
iMesh
KaZaA
KaZaA Lite
Napster
 Amster
audioGnome
File Navigator
Gnapster
Grokster
gtk napster
jnapster
MacStar
Maxter
My Napster
Napigator
NapMX
Napster Fast
Search
Napster/2
Napster, MacOSX
OpenNap
Rapster
Snap
Spotlight
WebNap
WinMX
Scour
Tripnosis	Network Management
Cisco Discovery
Date-Time
IPComp
ICMP by packet
type
Microsoft SMS
NTP
RSVP
SNMP
SYSLOG
Time Server
Print
LPR
IPP
TN5250p
TN3287
Routing
AURP
BGP
CBT
DRP
EGP
EIGRP
IGMP
IGP
MPLS (+tag, +app)
OSPF
PIM
RARP
RIP
Spanning Tree
VLAN (802.1p/q)
Security Protocol
DLS
DPA
GRE
IPSEC
ISAKMP/ IKE key
exch
L2TP
PPTP
SOCKS Proxy
Session
REXEC
rlogin
rsh
Telnet
Timbuktu
VNC
Xwindows	Thin Client or Server Based
Citrix
Published Apps,
Nfuse, IMA
RDP/ Terminal Server

Voice over IP
CiscoCTI
Clarent
CUSeeMe
Dialpad
H.323
I-Phone
MCK Commun.
Megaco
Micom VIP
MGCP
Net2Phone
RTP
RTCP
SIP
Skinny (SCCP)
T.120
VDOPhone

Flexible Policy Definition and Enforcement

      PacketShaper systems provide network managers flexible tools to tailor solutions for different applications or traffic types. Unlike queuing-based approaches, PacketShaper systems allow network managers to do more than just prioritize one traffic type over another. Our policy features offer the flexibility required to tune bandwidth to specific applications and dynamically utilize available bandwidth. These policy features, which may be used individually or in conjunction with each other, include:

•	Per-session Rate Policies. These policies enable network managers to limit or guarantee bandwidth to each individual session of an application’s traffic. Per-session policies allocate each session an appropriate amount of bandwidth and prevent one large session from inappropriately impacting others. Network managers specify a minimum-guaranteed rate and allow the session scaled access to additional available bandwidth. For example, a bandwidth cap for traffic prevents web browsers from competing for bandwidth required by mission-critical applications. Likewise, a guaranteed rate for audio or video streams ensures that they are not interrupted by traffic that tends to consume any available bandwidth.

•	Partitions. Partitions allow for the creation of a separate, exclusive channel within a WAN access link. Partitions represent aggregate bandwidth minimums or maximums governing how much of the network can be used by a single application or traffic category. Partitions can be fixed, creating dedicated virtual circuits, or burstable, creating virtual circuits whose unused bandwidth can be shared.

•	Dynamic Subscriber Bandwidth Provisioning. Dynamic Subscriber Bandwidth Provisioning allocates bandwidth and enforces QoS policies automatically by mapping a subscriber’s traffic profile (e.g. source/ destination IP address, traffic type, URL, etc.) to a prescribed policy. This feature is a scaleable and easy-to-deploy solution that actively provisions minimum and maximum bandwidth to up to 20,000 subscribers accessing the network concurrently. Using a 5-to-1 over subscription model, not uncommon in today’s service provider market, bandwidth for as many as 100,000 subscribers can be managed with a single PacketShaper. This feature also gives service providers additional revenue opportunities through multi-tiered Internet access services (e.g. bronze, silver, gold) for dial-up, DSL, cable and wireless subscribers.

•	Priority Policies. This policy feature enables network managers to assign one of eight possible priority levels to each application or traffic category. Priority policies are ideal for traffic that does not burst, non-IP traffic and traffic characterized by small, high-priority flows.

•	Admission-control Policies. Network managers can use admission-control policy features to determine the response if a bandwidth guarantee cannot be satisfied. Such responses may include denying access, accommodating an additional user with less than guaranteed performance, or, for web requests, redirecting the request to another server. For example, if an online streaming-video service suffers a high-demand period and all available bandwidth is consumed, an admission-control policy could present a web page explaining that resources are busy. This allows a maximum number of users to receive a targeted service quality without degradation as new users seek to access the service.

•	Discard and Never-admit Policies. These policies intentionally block traffic. Discard policies toss packets without sending feedback to the sender. Never-admit policies are similar to discard policies except that the policy informs the sender that service is blocked.

Precise Rate Control

      One of TCP/ IP’s primary weaknesses is an inability to guarantee QoS. Unlike systems network architecture, or SNA, and asynchronous transfer mode, or ATM, protocols, which have an embedded concept of rate, TCP/ IP’s attempt to consume all available bandwidth conflicts with the goal of predictable, consistent, mission-critical application performance. PacketShaper’s standards-based TCP rate control technology overcomes TCP/ IP’s shortcomings by proactively preventing congestion on both inbound and outbound traffic flows and increasing overall network throughput. Rather than discarding packets from a congested queue, TCP rate control paces packet delivery to prevent congestion. Rate control uses the remote user’s access speed and real-time network latency to calculate the optimal transmission speed. Evenly paced packet transmissions, instead of packet bursts which consume all available bandwidth, yield significant efficiency gains in the network. TCP rate control is a proactive and precise way to increase network efficiency by avoiding retransmissions and packet loss. TCP rate control also creates a smooth and even flow rate that maximizes throughput. By employing TCP rate control, PacketShaper systems manage the majority of traffic at the WAN access link before network congestion occurs.

      For non-TCP-based traffic, such as UDP, or User Datagram Protocol, alternative rate-based management techniques must be implemented. Typically UDP does not rely on acknowledgments to signal successful receipt of data, and it therefore offers no means for flow control. By directly controlling other TCP flows, however, PacketShaper systems are designed to effectively make bandwidth available for UDP flows. The combination of per flow rate scheduling and explicit delay boundaries removes latency and variability, or jitter, for the UDP flows traversing the WAN access link.

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

Application-Based Response-Time Measurement

      The PacketShaper system’s position in the enterprise network — monitoring and controlling all the traffic that passes — gives it an opportunity to provide accurate response-time measurements. Because it already handles and classifies every packet, the PacketShaper system can easily calculate the amount of time traffic spends traveling between a client and a server and the amount of time used by the server itself.

      The PacketShaper system breaks each response-time measurement into network delay, which is the amount of time spent in transit, and server delay, which is the amount of time the server is used to process the request. It can highlight clients and servers with the slowest performance. The PacketShaper system allows network managers to set acceptability standards and then track whether performance adheres to the standards.

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

Scaleable Configuration

      Large deployments require tools to ease the process of updating tens or hundreds of PacketShapers that are distributed throughout the network. To address these requirements, Packeteer offers its own centralized management tools, PolicyCenter and ReportCenter. In addition to working with PacketShaper systems, PolicyCenter and ReportCenter were designed to align with industry standards and therefore integrate with third-party tools such as InfoVista, HP Open View and Micromuse.

Application Traffic Acceleration

      Traffic can be accelerated by compression. Compression reduces traffic primarily by eliminating repeated sequences. Although compression effectively increases network capacity and avoids bandwidth upgrades, introducing compression or bandwidth upgrades does not necessarily eliminate network and application performance problems. As TCP/ IP is an inherently bursty protocol, non-critical applications frequently consume all available bandwidth. Therefore, applying compression may increase the “virtual size” of a WAN connection, but does not ensure that mission-critical application traffic takes advantage of the newly created bandwidth. In addition, standard compression adds latency to the compressed traffic. This latency, which is caused by the act of compressing itself and by trying to compress traffic that cannot be compressed further, increases configuration and management complexity.

      PacketShaper Xpress merges application traffic management with acceleration using compression, active tunnel management and latency management. The integration of PacketShaper Xpress with the PacketShaper traffic management technology is designed to ensure that increased WAN capacity is utilized by mission-

critical applications by allocating the newly created virtual bandwidth to the important applications. PacketShaper Xpress manages by:

•	making compression decisions based on application type;

•	utilizing application specific algorithms, and;

•	working with TCP rate control and other traffic management technology to manage flows of data through the compression engine to ensure consistent, predictable responses.

      PacketShaper Xpress also reduces configuration and management complexity of compression through the use of the active tunnel management feature. This feature uses dynamic discovery and automatic establishment of tunnels to simplify deployment and ongoing maintenance costs.

      While traffic management prioritizes mission-critical applications and smoothes bursty traffic, PacketShaper Xpress enhances performance by fostering greater throughput, faster performance, and increased network capacity.

Web Server Acceleration

      Our technology includes several network appliances (hardware and software systems), represented by the AppCelera ICX-55, ICX-75 and ICX-75s, ICX-95 and ICX-95s that accelerate the transmission and rendering speed of Internet applications by compressing traffic from end-to-end and dynamically increasing the throughput of the low and medium speed connections, and in the case of the ICX-75s and ICX-95s, provide the ability to offload secure socket layer (SSL) processing. The software embedded in these appliances achieves these results by using dynamic, static and variant content caching together with content-aware compression and transformation techniques for an increase in performance. These products also determine the type of content, speed of access, and type of browser and automatically optimize the speed of delivery and rendering of information. By combining caching with compression, this technology accelerates delivery of business content and Internet applications to the user. AppCelera ICX is designed to accelerate content as it overcomes the worst sources of performance impact — first mile SSL overload and last-mile bandwidth constraints — that limit the effectiveness of stand-alone caches and load balancers.

Customers

      We sell all of our products primarily through indirect channel partners. The following is a representative list of our indirect channel partners by geographic region:

Europe, The Middle East,
North America	Africa and Rest of World	Asia Pacific

Alternative Technology, Inc. Atrion Networking Corporation Combyte USA, Inc Compaq Computer Corporation/ HP Compunet Engineering, Inc. Equant OCD Network Systems Westcon, Inc.	ACAL Nederlands BV ADD Distribuciones Informat, SA ADN Distribution, GmbH Affina Systems, Inc. Allasso Centia Ltd. Computer Links AG Equant IB Solution Miel Network Alliance Ltd. Westcon, Inc.	AsiaSoft HK Ltd.
Encom Information Systems Co., Ltd.
Express Data
Kanematsu Electronics Ltd.
Lan Systems Pty Ltd.
Macnica, Inc.
Net One Systems Co., Ltd..
Nissho Electronics Corporation
RBR Networks Pte. Ltd.
Sunrise Information Co. Ltd.
Transitions Systems

     The following is a representative list of end users that have deployed multiple PacketShapers:

Enterprises	Service Providers

Adventis-Behring
Altria Group, Inc. (formerly Philip  Morris)
Autodesk, Inc.
Bank of Tokyo-Mitsubishi, Ltd.
Beckman Coulter, Inc.
Charter Communications, Inc.
Cleveland Clinic
Daewoo Securities Co., Ltd.
Daito Trust Construction Co., Ltd.
Edmonds School District
E. I. du Pont Nemours and Company
Fuji Photo Film Co., Ltd.
Mizuho Bank, Ltd.	The Netherlands Agency for Energy and Environment
Raytheon Company
RHB Bank
RMC Aggregates
Stanford University
Synopsys, Inc.
TAFE, New South Wales
Takashimaya Company Limited
Telekom Austria
U. S. Filter
U. S. Air Force Standards Systems  Group
University of California Los Angeles
VeriSign, Inc.	AT&T Equant Japan Telecom MCI/ WorldCom NTT Communications

      In 2002, sales to Alternative Technology, Inc., Westcon, Inc., and Macnica, Inc. accounted for 21%, 13% and 11% of net revenues respectively. In 2001 and 2000, one customer, Alternative Technology, Inc., accounted for 22% and 12% of net revenues, respectively. No other customer accounted for 10% or more of revenues in 2001 or 2000. Sales to the top 10 indirect channel partners accounted for 66%, 59%, and 46% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Manufacturing

      We outsource all of our manufacturing, including warranty repair, to one contract manufacturer, SMTC Manufacturing Corporation (SMTC) located in San Jose, California. The manufacturing processes and procedures for this manufacturer are ISO 9002 certified. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand.

      We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Product testing and burn-in is performed by our contract manufacturer using tests and automated testing equipment that we specify. We also use inspection testing and statistical process controls to assure the quality and reliability of our products.

      We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for the materials and components we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We submit purchase orders for quantities needed within the next 90 days. SMTC or Packeteer may terminate the contract without cause at any time. At that time the terminating party must honor all open purchase orders.

Marketing and Sales

      We target our marketing and sales efforts at enterprises and service providers. Marketing and sales activities focus on reaching the corporate information technology organization managers responsible for the performance of mission-critical applications and maintenance of network performance in the enterprise. We also focus on reaching service providers that provide valued-added service offerings, such as application performance monitoring and management.

      Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our application traffic management systems. Our marketing efforts include the following:

•	publication of technical, educational and business articles in industry magazines;

•	public speaking opportunities at international tradeshows, conferences and analyst events;

•	electronic marketing including web site-based communication programs, electronic newsletters and on-line end-user seminars;

•	industry tradeshows, technical conferences and technology seminars; and

•	focused advertising, direct mail, public relations and analyst outreach.

      We classify our distribution channels in the following categories:

•	Channel Partners. Packeteer has teamed with value-added resellers and distributors in the industry that are distinguished by their ability to deliver comprehensive QoS solutions, their industry expertise, and their commitment to customer satisfaction. We have established an indirect distribution channel, which is comprised of a network of over 100 resellers, distributors and system integrators that sell our solutions in over 50 countries. These partners sell our systems and software products as well as other third-party products that are complementary to our application traffic management systems.

•	Alliance Partners. Our Alliance Partners Program (APP) unites Packeteer with organizations whose product offerings enhance, extend and advance Packeteer technology in the marketplace. In exchange, Packeteer presents APP partners with the opportunity to extend to its customers our industry-leading application performance and quality of service solutions. The APP has three designations, differentiated by the partner’s customer focus: Technology Alliance Partner, Solutions Alliance Partner, and Strategic Integration Partner. Technology Alliance Partners include partnerships that provide customers with more sophisticated classification, control, reporting and management of their applications. Solutions Alliance Partners include companies whose product/ solution offerings require performance enhancing technologies, such as QoS or content acceleration. Strategic Alliance Partners include integration and consulting organizations that seek to offer Packeteer products as part of a whole solution offering. Some of these Alliance Partners include Citrix, Compaq Computer Corporation/ Hewlett Packard, Concord and InfoVista.

      As of December 31, 2002, our worldwide sales and marketing organization consisted of 83 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located in California, Illinois, Massachusetts, New Jersey and Texas. In addition, we have international sales offices located in Australia, Denmark, England, France, Germany, Hong Kong, Japan, Singapore, South Korea, Spain and The Netherlands.

      We believe there is a strong international market for our application traffic management solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of North America accounted for 58%, 55% and 54% of our net revenues in 2002, 2001 and 2000, respectively.

Research and Development

      As of December 31, 2002, our research and development organization consisted of 63 employees providing expertise in different areas of our software: core functionality, classification, central management, user interface and platform engineering. Since inception, we have focused our research and development efforts on developing and enhancing our application performance solutions.

Customer Service and Technical Support

      Our customer service and support organization provides technical support services. Our technical support staff is strategically located in five regional service centers: California, Hong Kong, Japan, Australia and The Netherlands. These services, which may include telephone/ web support, next business day advance replacement and access to all software updates and upgrades, are typically sold as single or multi-year contracts to our resellers and end users. In addition, Packeteer has formal agreements with two third party service providers to facilitate next business day replacement for end-user customers outside the United States covered by maintenance agreements providing this service level. We believe that these programs will improve service levels and lead to increased customer satisfaction.

Competition

      We compete in a rapidly evolving and highly competitive sector of the Internet application infrastructure system market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco, CheckPoint and several small private companies that sell products that utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers’ increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.

      We believe the principal competitive factors in the traffic management market are:

•	expertise and in-depth knowledge of applications;

•	timeliness of new product introductions;

•	ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

•	ability to ensure end-user performance in addition to aggregate performance of the WAN access link;

•	ability to compress traffic without decreasing throughput, performance or network capacity;

•	ability to integrate traffic classification, management, reporting and acceleration into a single platform;

•	compatibility with industry standards;

•	products that do not increase latency and packet loss;

•	size and scope of distribution network;

•	brand name; and

•	access to customers and size of installed customer base.

Intellectual Property

      We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2002 we have 11 issued U.S. patents and 34 pending U.S. patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

      From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the application-adaptive bandwidth management market grows and the functionality of products overlaps. The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the third-party technology. Licenses may not be available from any third party that asserts intellectual property claims against us on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

Employees

      As of December 31, 2002, Packeteer employed a total of 203 full-time employees. Of the total number of employees, 63 were in research and development, 67 in sales and system engineering, 16 in marketing, 30 in operations and 27 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

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

We have a history of losses and profitability will be difficult to sustain

      Although we earned a net income of $3.7 million in 2002, we incurred net losses of $71.0 and $9.4 million in 2001 and 2000 respectively. As of December 31, 2002, we had an accumulated deficit of $103.4 million. Our recent profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

If the application traffic management solutions market fails to grow, our business will fail

      The market for application traffic management solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions.

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

If our international sales efforts are unsuccessful, our business will fail to grow

      The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 58%, 55% and 54% of our total net revenues in fiscal 2002, 2001 and 2000, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

If we are unable to develop and maintain strong partnering relationships with our indirect channel partners, or if their sales efforts on our behalf are not successful, or if they fail to provide adequate services to our end-user customers, our sales may suffer and our revenues may not increase

      We rely primarily on an indirect distribution channel consisting of resellers, distributors and systems integrators for our revenues. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

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

Sales to large customers would be difficult to replace if lost

      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In 2002, sales to Alternative Technology, Inc., Westcon, Inc., and Macnica, Inc. accounted for 21%, 13% and 11% of net revenues respectively. In 2001 and 2000, one customer, Alternative Technology, Inc., accounted for 22% and 12% of net revenues, respectively. No other customer accounted for 10% or more of revenues in 2001 or 2000. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

We have relied and expect to continue to rely on a limited number of products for a significant portion of our revenues

      Most of our revenues have been derived from sales of our PacketShaper family of products and related maintenance and training services. We currently expect that PacketShaper-related revenues will continue to account for a substantial percentage of our revenues in fiscal 2003 and for the foreseeable future thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our PacketShaper family of products and enhanced PacketShaper applications. Our business will be harmed if our PacketShaper products do not continue to achieve market acceptance or if we fail to develop and market improvements to our PacketShaper products or new and enhanced products. A decline in demand for our PacketShaper family of products as a result of competition, technological change or other factors would harm our business.

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

Our reliance on SMTC for all of our manufacturing requirements could cause us to lose orders if this third party manufacturer fails to satisfy our cost, quality and delivery requirements

      We currently contract with SMTC for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	manufacturing yields and costs;

•	quality assurance

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

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

Most of the components for our products come from single or limited sources, and we could lose sales if these sources fail to satisfy our supply requirements

      Almost all of the components used in our products are obtained from single or limited sources. Our products have been designed to incorporate a particular set of components. As a result, our desire to change the components of our products or our inability to obtain suitable components on a timely basis would require engineering changes to our products before we could incorporate substitute components. Any such changes could be costly and result in lost sales.

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

Our inability to attract and retain qualified personnel could significantly interrupt our business operations

      Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. Competition for qualified personnel and management in the networking industry, including engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our personnel. Our business will suffer if we encounter delays in hiring these additional personnel.

We may be unable to compete effectively with other companies in our market sector who are substantially larger and more established and who have significantly greater resources than our company

      We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc. and CheckPoint Software Technologies Ltd., which sell products incorporating competing technologies. We also compete with several small private companies that utilize competing technologies to provide bandwidth management and compression. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for traffic management solutions.

      Some of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the traffic management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

If we do not expand or enhance our product offerings or respond effectively to technological change, our business may not grow

      Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The traffic management solutions market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes could also significantly reduce demand for our product. Alternative technologies, including packet-queuing and compression technologies, could achieve widespread market acceptance. Our future success will depend in large part upon our ability to:

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

Failure to adequately protect our intellectual property would result in significant harm to our business

      Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2002 we have eleven issued U.S. patents and thirty-four pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

Claims by others that we infringe on their intellectual property rights could be costly to defend and could harm our business

      We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the traffic management solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.

If our products do not comply with evolving industry standards and government regulations, our business could be harmed

      The market for traffic management solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

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

      We lease approximately 69,000 square feet of administrative and research and development facilities in Cupertino, California under a lease that expires November 2007. We also lease sales offices in the following domestic locations: Bedminster, New Jersey; Dallas, Texas; Fall River, Massachusetts; Irvine, California; Schaumburg, Illinois; and Westlake Village, California. Our international leased offices include a research and development facility located in Canada, and sales and marketing offices in Australia, France, Germany, Hong Kong, Singapore, South Korea, Spain and The Netherlands. We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space.

Item 3.	Legal Proceedings

      In November 2001, Packeteer, certain company officers and directors, and underwriters of our initial public offering were named as defendants in a securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint, captioned Antoniono v. Packeteer, Inc. et. al., alleges violations of Sections 11, 12(a)2 and 15 of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a purported class of purchasers of Packeteer common stock between July 27, 1999 and December 6, 2000. The plaintiffs seek unspecified damages. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin.

      In October 2002, the plaintiffs agreed to dismiss the company’s officers and directors from the litigation without prejudice, in return for a tolling agreement. The Company moved to dismiss the claims against it. The Court recently denied the motion. As a result, the case may proceed to the discovery phase. We believe that we have meritorious defenses to the lawsuit and will defend ourselves vigorously in the litigation. We are not presently able to estimate the losses, if any, related to this lawsuit, and accordingly, as of December 31, 2002, no accrual for this contingency has been recorded.

      We are routinely involved in legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol “PKTR” since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal 2002:
Fourth Quarter	$8.28	$3.35
Third Quarter	5.35	2.66
Second Quarter	7.50	4.13
First Quarter	7.93	5.47
Fiscal 2001:
Fourth Quarter	8.71	2.83
Third Quarter	11.92	3.03
Second Quarter	12.53	2.13
First Quarter	20.13	3.03

      As of February 28, 2003, there were approximately 400 registered holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

      Craig W. Elliott, a director and our former President and CEO, and Brett D. Galloway, a director and our former Vice President of Corporate Development, have informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their position with the Company, they have established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Such plans call for sales of a specific number of shares of stock per month, subject to certain contingencies relating to prevailing stock price.

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

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$55,014	$46,661	$41,097	$18,441	$7,230
Product and service costs	12,852	13,867	12,585	5,286	2,386
Amortization of acquired technology	—	1,199	678	—	—

Gross profit	42,162	31,595	27,834	13,155	4,844
Operating expenses:
Research and development*	10,694	11,697	8,760	5,164	2,779
Sales and marketing*	23,269	22,417	18,614	13,737	8,866
General and administrative*	4,585	5,704	4,824	2,936	1,750
Amortization of goodwill	—	11,017	6,424	—	—
Impairment of goodwill and intangibles	—	52,552	—	—	—
Amortization of stock-based compensation	385	1,233	1,683	3,088	537

Total operating expenses	38,933	104,620	40,305	24,925	13,932

Net income (loss) from operations	3,229	(73,025)	(12,471)	(11,770)	(9,088)
Interest and other income	1,392	3,170	4,020	1,757	367
Interest and other expense	(477)	(1,133)	(618)	(863)	(78)

Net income (loss) before income taxes	4,144	(70,988)	(9,069)	(10,876)	(8,799)
Provision for income taxes	415	—	300	—	—

Net income (loss)	$3,729	$(70,988)	$(9,369)	$(10,876)	$(8,799)

Basic and diluted net income (loss) per share	$0.12	$(2.40)	$(0.35)	$(0.71)	$(1.54)

Shares used in computing basic net income (loss) per share	30,205	29,559	27,152	15,343	5,709

Shares used in computing diluted net income (loss) per share	30,718	29,559	27,152	15,343	5,709

* Excludes amortization of deferred stock-based compensation of the following:
Research and development	$183	$663	$558	$459	$86
Sales and marketing	151	442	892	2,184	436
General and administrative	51	128	233	445	15

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$65,474	$62,221	$62,206	$65,158	$4,477
Working capital	52,665	52,723	51,958	51,285	3,501
Total assets	79,912	73,005	144,281	70,821	8,570
Long-term obligations	545	1,289	3,215	839	739
Total stockholders’ equity	63,401	56,624	124,133	59,120	3,759

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Packeteer is a leading provider of application traffic management systems designed to enable enterprises to gain visibility and control for networked applications, extend network resources and align application performance with business priorities. For service providers, Packeteer systems provide a platform for delivering application-intelligent network services that control quality of service, expand revenue opportunities and offer compelling differentiation. Packeteer’s products — powered by PacketWise software — are designed to ensure end-to-end QoS for networked applications and managed services, enhancing users’ quality of experience through comprehensive bandwidth, traffic, content, service-level and policy management. Packeteer’s PacketShaper family of products, the PacketSeeker, PacketShaper and PacketShaper Xpress systems, integrates application discovery, analysis, control and reporting technologies that are required for proactive application performance and bandwidth management. The AppCelera family of Internet acceleration appliances employs SSL offload and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications.

      Packeteer’s products are deployed by Global 2000 corporations and service providers, and sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise software is licensed by major communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels, resellers, distributors and system integrators, to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries or branch offices in Australia, Canada, Caymans, Denmark, France, Germany, Hong Kong, Japan, Singapore, South Korea, The Netherlands, and the United Kingdom. To date, we have shipped more than 24,000 units.

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

      We have a limited operating history. As of December 31, 2002, we had an accumulated deficit of $103.4 million. We achieved profitability throughout fiscal 2002. However, as we incurred losses since we commenced operations in 1996 until 2002, continued profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability.

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

      The items in our financial statements requiring the most significant estimates and judgment are as follows:

Revenue Recognition. Product revenue consists primarily of sales of our PacketShaper and AppCelera products, which include hardware, as well as software licenses. Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.

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

The Company’s fees are typically considered to be fixed or determinable at the inception of the arrangements and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable.

We assess collectibility based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.

Our standard revenue recognition policy includes modifications under certain circumstances as follows: Product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.

The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence (VSOE) of fair value to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

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

Valuation of Long-Lived and Intangible Assets and Goodwill. As required by SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the Company regularly performs reviews to determine if the carrying value of its long-lived assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, the fair value is estimated based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value.

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

Sales Return Reserve and Allowance for Doubtful Accounts. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at December 31, 2002 and 2001 were $875,000 and $331,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $145,000 and $132,000 at December 31, 2002 and 2001, respectively.

Warranty Reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $284,000 and $552,000 at December 31, 2002 and 2001, respectively.

Results of Operations

      The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	2002	2001	2000

Net revenues	100%	100%	100%
Product and service costs	23	30	31
Amortization of acquired technology	—	2	1

Gross margin	77	68	68
Operating expenses:
Research and development	20	25	21
Sales and marketing	42	48	45
General and administrative	8	12	12
Amortization of goodwill	—	24	16
Impairment of goodwill and intangibles	—	113	—
Amortization of stock-based compensation	1	3	4

Total operating expenses	71	225	98

Net income (loss) from operations	6	(157)	(30)
Interest and other income	3	7	10
Interest and other expense	(1)	(2)	(2)

Net income (loss) before income taxes	8	(152)	(22)
Provision for income taxes	1	—	(1)

Net income (loss)	7%	(152)%	(23)%

Net Revenues

      Product revenues consist primarily of sales of our PacketShaper family of products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

      Total net revenues increased to $55.0 million in fiscal 2002 from $46.7 million in fiscal 2001 and from $41.1 million in fiscal 2000. Product revenues increased to $47.2 million in fiscal 2002 from $41.1 million in fiscal 2001 and from $38.1 million in fiscal 2000. The increase in product revenues from 2001 to 2002 was primarily due to a favorable product mix, as sales of our higher end products continue to represent a higher percentage of our reported revenues. To a lesser extent, an overall increase in the number of units shipped also contributed to the increase in product revenues. The increase from 2000 to 2001 was due to a more favorable product mix, with sales of our PacketShaper 6500 models, introduced in the fourth quarter of fiscal 2000, showing the largest growth in 2001. There were no significant changes in selling prices during any of the periods presented. Service revenues increased to $7.8 million in fiscal 2002 from $5.6 million in fiscal 2001 and from $3.0 million in 2000 due mainly to increases in the number of units on maintenance contracts.

      For fiscal 2002, total net revenues in North America increased to $23.1 million, from $20.8 million in fiscal 2001 and $18.8 million in fiscal 2000. Sales in North America accounted for 42%, 45% and 46% of net revenues for 2002, 2001 and 2000, respectively. Net revenues in Asia Pacific were $18.0 million, $12.1 million and $11.6 million, or 33%, 26% and 28% of net revenues in 2002, 2001 and 2000, respectively. The increase in 2002 was due to strong sales in Japan. Net revenues in Europe, the Middle East and Africa, “EMEA”, of $13.9 million, $13.8 million and $10.7 million, represented 25%, 29% and 26% of net revenues in fiscal 2002, 2001 and 2000, respectively.

      In 2002, sales to three customers, Alternative Technology, Inc., Westcon, Inc., and Macnica, Inc. accounted for 21%, 13% and 11% of net revenues respectively. In 2001 and 2000, one customer, Alternative Technology, Inc., accounted for 22% and 12% of net revenues, respectively. No other customer accounted for 10% or more of revenues in 2001 or 2000. Sales to the top 10 indirect channel partners accounted for 66%, 59%, and 46% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, three customers accounted for 38% of accounts receivable.

      Despite our belief that world-wide economic growth and IT spending will remain relatively flat for at least 2003, we believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications should continue to allow us to grow our business again in 2003. Our growth rate and net revenue depend significantly on continued growth in the application traffic solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of products on maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

Cost of Revenues

      Our cost of revenues (excluding amortization of acquired technology) consists of the cost of finished products purchased from our turnkey contract manufacturer, overhead costs and service support costs. Our cost of revenues decreased to $12.9 million in fiscal 2002 from $13.9 million in fiscal 2001 and increased from $12.6 million in fiscal 2000. The cost of revenues represented 23%, 30% and 31% of net revenues in fiscal 2002, 2001, and 2000, respectively.

      Product costs decreased to $9.8 million in fiscal 2002 from $10.9 million in fiscal 2001 and $10.7 million in fiscal 2000. Overhead costs, specifically warranty costs and parts costs, decreased $1.3 million in fiscal 2002 compared to fiscal 2001. This was partially offset by an increase in manufacturing costs, due to increased products shipped. Per unit manufacturing costs decreased in 2002, compared to 2001, due to lower component prices. The increase from 2000 to 2001 was due to increases in overhead costs, partially offset by reductions in manufacturing and other product costs. To maintain our gross margins we must continue to develop and introduce on a timely basis new products and enhancements and reduce product costs as we did in 2002. Although we expect our overhead costs to increase in absolute dollars in future quarters, as a percent of revenues we do not expect them to return to fiscal 2001 levels.

      Service costs remained unchanged at $3.0 million in fiscal 2002 compared to $3.0 million in fiscal 2001 and increased from $1.9 million in fiscal 2000. Decreased consulting costs in 2002 were offset by increased service fees and supplies related to an agreement entered into in the third quarter of 2002 for the outsourcing of certain maintenance and support services. The increases from 2000 to 2001 are due to the costs of developing the service support organization to support the increased installed base. Prior to fiscal 2000, support activities were handled primarily by the sales organization. We expect service costs to increase in absolute dollars in future quarters primarily as a result of increased service fees related to the outsourcing of certain maintenance and support services.

Amortization of Acquired Technology

      Amortization of acquired technology relates to the acquired developed technologies of Workfire Technologies International, Inc. (Workfire). The acquisition occurred in September 2000. Due to the impairment write-off in the third quarter of fiscal 2001, there was no amortization during the current fiscal year. The amortization of acquired technology was $1.2 million during 2001 and $678,000 in 2000.

Research and Development

      Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. Excluding the effects of stock-based compensation of $183,000, $663,000 and $558,000 for the years 2002, 2001 and 2000, respectively, research and development expenses decreased to $10.7 million in fiscal 2002 from $11.7 million in fiscal 2001 and increased from $8.8 million in fiscal 2000. The decreased expenses in 2002 were primarily due to a decrease in program related charges, mainly project materials, and to a lesser extent, a reduction in depreciation expense, partially offset by an increase in distributed costs. Distributed costs include expenses related to facilities, communications and technology, which are allocable to all functional areas of the Company. The increase in distributed expenses is discussed below under the heading “GENERAL AND ADMINISTRATIVE”. The increase in research and development expenses from fiscal 2000 to fiscal 2001 was due to increases in staffing and related personnel costs, as well as increases in project related materials. The increase in personnel related expenses was due to the inclusion of Workfire for all of fiscal 2001, compared to only three and one half months in fiscal 2000. Research and development expenses represented 20%, 25% and 21% of net revenues in fiscal 2002, 2001 and 2000, respectively. As of December 31, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We currently expect to experience somewhat higher spending levels in the upcoming quarters, but continue to target our spending to approximate our current long-term business model target of 18% to 20% of revenues going forward.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $151,000, $442,000 and $892,000 in 2002, 2001 and 2000 respectively, sales and marketing expenses increased to $23.3 million in fiscal 2002, from $22.4 million in fiscal 2001, and from $18.6 million in fiscal 2000. In 2002, increases in personnel costs, specifically commissions and recruiting, and distributed costs, were partially offset by decreases in depreciation expense, supplies costs and marketing activities. The increase in distributed costs is discussed below under the heading “GENERAL AND ADMINISTRATIVE”. The increases in fiscal 2001 compared to fiscal 2000 reflected the hiring of additional personnel in connection with building our sales force and distribution channels. Sales and marketing expenses represented 42%, 48% and 45% of net revenues for fiscal 2002, 2001, and 2000, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target of sales and marketing expenses in the range of 26 to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next one to two years.

General and Administrative

      General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $51,000, $128,000 and $233,000 in 2002, 2001 and 2000 respectively, general and administrative expenses decreased to $4.6 million in fiscal 2002 from $5.7 million in fiscal 2001 and from $4.8 million in fiscal 2000. For fiscal 2002, decreases in professional services and distributed costs were partially offset by increased personnel costs, primarily related to the CEO transition and search occurring during the second and third quarters of 2002. Decreases in distributed costs are due to a change in the allocation of the expenses associated with our Information Technology group (IT). Prior to fiscal 2002, only a small portion of IT costs were allocated out of general and administrative expenses. Beginning in fiscal 2002, based on improved tracking and reporting of IT services, a greater portion of IT costs were allocated to other departments to better reflect the services performed by this group. During 2002, approximately $640,000 of additional IT costs were allocated from general and administrative expenses into cost of revenues, research and development and sales and marketing. Comparable figures for the prior year are not available. The increase in expenses from 2000 to 2001 included additional personnel costs and depreciation expenses.

      General and administrative expenses represented 8% of net revenues in 2002, and 12% of net revenues for fiscal 2001 and 2000. This percentage decrease was due to lower expenses as well as increased revenues. Without the change in allocation of IT costs, general and administrative expenses would have been 10% of total net revenues in fiscal 2002. We expect to see general and administrative expenses continue to decline as a percentage of revenue and expect to reach our long-term business model target of 6% to 7% of revenue within the next twelve to eighteen months.

Amortization of Goodwill

      In connection with the Workfire acquisition completed in September 2000, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $11.0 million in 2001 and $6.4 million in 2000. There was no amortization during fiscal 2002, due to an impairment charge discussed below.

      We may have additional acquisitions in future periods that could give rise to the acquisition of additional goodwill. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, any future goodwill will be accounted for using an impairment-only approach.

Impairment of Goodwill and Other Intangibles

      In September 2000, the Company purchased Workfire for approximately $72.8 million, mostly in Packeteer stock. Substantially all the purchase price was allocated to goodwill and other intangibles.

      During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire pursuant to the Company’s stated policy as described in Note 1 to the Financial Statements. Management’s determination of the existence of impairment indicators included continued general economic slowing, broad based declines in the values of networking technologies and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows to be generated over the expected lives of these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the third quarter of 2001 for the entire unamortized balance.

Stock-Based Compensation

      Amortization of stock-based compensation resulted primarily from stock options grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized to expense in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $385,000, $1.2 million and $1.7 million in fiscal 2002, 2001 and 2000, respectively, leaving $19,000 to be amortized in future periods.

Interest and Other Income

      Interest and other income consists primarily of interest income from our cash and investments and totaled $1.4 million, $3.2 million and $4.0 million for fiscal 2002, 2001 and 2000, respectively. The decrease in interest income from 2001 to 2002 and from 2000 to 2001 is the result of lower yields on invested funds.

Interest and Other Expense

      Interest and other expense consists primarily of interest expense related to our line of credit, debt and capital lease obligations. Interest and other expense totaled $477,000 in 2002, $1.1 million in 2001 and $618,000 in 2000. The decrease in interest and other expenses from 2001 to 2002 was attributable to lower interest expense due to decreased levels of debt. Additionally, 2001 expenses included $545,000 loss on the disposition of $3.0 million of defaulted California Edison notes. The increase from 2000 to 2001 was due primarily to the $545,000 loss on the disposition of defaulted California Edison notes.

Income Tax Provision

      Our income tax provision for 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The effective rate for 2002 is approximately ten percent. There was no corresponding provision in 2001 due to the Company’s consolidated net loss. In fiscal 2000, we recognized a $300,000 tax provision related to charges in lieu of income taxes associated with alternative minimum income tax. A corresponding credit was made to paid-in-capital. As of December 31, 2002, we had net operating loss carryforwards of approximately $52.3 million and $23.4 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire 2004 through 2022. See Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $65.5 million at December 31, 2002, up from the $62.2 million reported at December 31, 2001.

      Net cash provided by operating activities was $5.4 million in fiscal 2002, up from $416,000 net cash provided in fiscal 2001 and net cash used in operations of $1.1 million in fiscal 2000. The increase in operating cash flows was primarily due to net income reported in fiscal 2002, compared to net losses in 2001 and 2000.

      Net cash provided by (used in) investing activities was $(10.0) million, $25.2 million and $1.4 million in 2002, 2001, and 2000, respectively primarily reflecting transactions in marketable securities. In 2002, the purchase of investments exceeded proceeds by $7.0 million. An additional $2.9 million was used to purchase fixed assets, including $2.0 related to our headquarters move in December 2002. In 2001, the activity in our portfolio generated net cash proceeds of $25.7 million, which was reinvested in short-term securities. In 2000, the net cash proceeds of $7.8 from portfolio activity were offset by disbursements related to purchases of fixed assets totaling $2.6 million and cash outlays related to our acquisition of Workfire totaling $3.3 million.

      Net cash provided by financing activities was $754,000, $225,000 and $4.3 million in 2002, 2001, and 2000, respectively. In 2002, proceeds from issuance of stock totaled $2.5 million, which was partially offset by disbursements repaying lease obligations, notes payable and our line of credit. In 2001, proceeds from issuance of stock totaled $2.3 million, which was offset by disbursements repaying lease obligations, notes payable and the line of credit. In 2000, proceeds were generated by issuance of common stock, lease financing and increased borrowing under the line of credit.

      We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of December 31, 2002, approximately $1.0 million was outstanding under capital lease obligations and $328,000 was outstanding on a note payable. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. As of December 31, 2002, the outstanding balance on the line was $1.0 million. This facility expires in May 2003. Borrowings under this facility bear interest at the prime rate, which was 4.25% as of December 31, 2002, and are secured by substantially all the assets of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly profit and loss amounts. At December 31, 2002, the Company was in compliance with these covenants.

      A summary of future cash payments, including interest where applicable, due under debt and lease obligations as of December 31, 2002 (in thousands) is shown below. Capital lease obligations are equipment leases entered into in prior years. Operating leases relate to facilities and the note payable is an equipment loan entered into in August 2001.

	Capital Leases	Operating Leases	Note Payable	Total

2003	$643	$1,365	$217	$2,225
2004	490	1,205	145	1,840
2005	—	1,211	—	1,211
2006	—	1,425	—	1,425
2007	—	1,195	—	1,195
Thereafter	—	201	—	201

	$1,133	$6,602	$362	$8,097

      Additionally, we had outstanding purchase order commitments with our contract manufacturer for completed products of approximately $1.2 million as of December 31, 2002. Packeteer expects these purchase orders to be fulfilled in the first quarter of 2003.

      We have used a portion of the net initial public offering proceeds of $62.6 million to repay subordinated loans of $5.0 million in 1999 and to fund operations in 1999 and 2000, including expanding and enhancing our sales and marketing operations and product offerings. The balance remains invested as described in Note 4 of the notes to consolidated financial statements.

      We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $65.5 million at December 31, 2002 and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

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

      We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2002 and comparable fair values as of December 31, 2001.

	2002
					2001 Fair
	2003	2004	Total	Fair Value	Value

	(In thousands)
Cash equivalents	$44,518	—	$44,518	$44,519	$48,286
Weighted-average rate	1.25%	—
Short-term investments	11,245	—	11,245	11,339	8,624
Weighted-average rate	2.10%	—
Long-term investments	—	$7,922	7,922	7,991	3,588
Weighted-average rate	—	2.55%

Total investment portfolio	$55,763	$7,922	$63,685	$63,849	$60,498

Foreign Exchange

      We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in worldwide markets. All sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Item 8.	Financial Statements and Supplementary Data

      The following consolidated financial statements, and the related notes thereto, of Packeteer and the Report of Independent Auditors are filed as a part of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Packeteer, Inc.:

      We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

January 16, 2003

PACKETEER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,144	$50,009
Short-term investments	11,339	8,624
Accounts receivable, less allowance for doubtful accounts of $145, and $132, as of December 31, 2002 and 2001, respectively	7,145	5,772
Other receivables	410	183
Inventories	2,291	2,189
Prepaids and other current assets	1,302	1,038

Total current assets	68,631	67,815
Property and equipment, net	3,027	1,377
Long-term investments	7,991	3,588
Other assets	263	225

Total assets	$79,912	$73,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,000	$1,851
Current portion of capital lease obligations	598	748
Current portion of note payable	188	169
Accounts payable	1,352	2,282
Accrued compensation	3,452	2,082
Other accrued liabilities	3,408	3,854
Deferred revenue	5,968	4,106

Total current liabilities	15,966	15,092
Capital lease obligations, less current portion	405	958
Note payable, less current portion	140	331

Total liabilities	16,511	16,381
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2002 and 2001, respectively	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 30,599 and 29,951 shares issued and outstanding at December 31, 2002 and 2001, respectively	31	30
Additional paid-in capital	166,727	164,273
Deferred stock-based compensation	(19)	(400)
Accumulated other comprehensive income (loss)	165	(18)
Notes receivable from stockholders	(54)	(83)
Accumulated deficit	(103,449)	(107,178)

Total stockholders’ equity	63,401	56,624

Total liabilities and stockholders’ equity	$79,912	$73,005

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenues:
Product revenues	$47,192	$41,108	$38,118
Service revenues	7,822	5,553	2,979

Total net revenues	55,014	46,661	41,097
Cost of revenues:
Product costs	9,816	10,860	10,718
Service costs	3,036	3,007	1,867
Amortization of acquired technology	—	1,199	678

Total cost of revenues	12,852	15,066	13,263

Gross profit	42,162	31,595	27,834
Operating expenses:
Research and development, excluding amortization of stock-based compensation of $183, $663 and $558 for 2002, 2001 and 2000, respectively	10,694	11,697	8,760
Sales and marketing, excluding amortization of stock-based compensation of $151, $442 and $892 for 2002, 2001 and 2000, respectively	23,269	22,417	18,614
General and administrative, excluding amortization of stock-based compensation of $51, $128 and $233 for 2002, 2001, and 2000, respectively	4,585	5,704	4,824
Amortization of goodwill	—	11,017	6,424
Impairment of goodwill and intangibles	—	52,552	—
Amortization of stock-based compensation	385	1,233	1,683

Total operating expenses	38,933	104,620	40,305

Net income (loss) from operations	3,229	(73,025)	(12,471)
Interest and other income	1,392	3,170	4,020
Interest and other expense	(477)	(1,133)	(618)

Net income (loss) before income taxes	4,144	(70,988)	(9,069)
Provision for income taxes	415	—	300

Net income (loss)	$3,729	$(70,988)	$(9,369)

Basic and diluted net income (loss) per share	$0.12	$(2.40)	$(0.35)

Shares used in computing basic net income (loss) per share	30,205	29,559	27,152

Shares used in computing diluted net income (loss) per share	30,718	29,559	27,152

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

					Accumulated
					Other	Notes
	Common Stock		Additional	Deferred	Comprehensive	Receivable			Comprehensive
			Paid-in	Stock-Based	Income	from	Accumulated		(Loss)
	Shares	Amount	Capital	Compensation	(Loss)	Stockholders	Deficit	Total	Income

	(In thousands)
Balances as of December 31, 1999	26,792	$27	$88,848	$(2,138)	$(58)	$(738)	$(26,821)	$59,120	$(26,879)
Stock-based compensation to non-employees	—	—	151	—	—	—	—	151
Issuance of common stock upon exercise of stock options	694	—	2,045	—	—	—	—	2,045
Charges in lieu of income taxes associated with alternative minimum income tax	—	—	300	—	—	—	—	300
Issuance of common stock pursuant to Employee Stock Purchase Plan	98	—	1,303	—	—	—	—	1,303
Issuance of common stock upon exercise of warrants, net	74	—	—	—	—	—	—	—
Issuance of common stock and stock options related to the Workfire acquisition	1,806	2	69,498	—	—	—	—	69,500
Repurchase of common stock	(30)	—	(27)	—	—	2	—	(25)
Repayments of notes receivable from stockholders	—	—	—	—	—	550	—	550
Deferred compensation related to stock options issued in the acquisition of Workfire	—	—	—	(1,109)	—	—	—	(1,109)
Amortization of stock- based compensation	—	—	—	1,532	—	—	—	1,532
Comprehensive loss:
Unrealized gain on investment	—	—	—	—	135	—	—	135	135
Net loss	—	—	—	—	—	—	(9,369)	(9,369)	(9,369)

Comprehensive loss									(9,234)

Balances as of December 31, 2000	29,434	29	162,118	(1,715)	77	(186)	(36,190)	124,133	(36,113)
Stock-based compensation to non-employees	—	—	51	—	—	—	—	51
Issuance of common stock upon exercise of stock options	401	1	840	—	—	—	—	841
Issuance of common stock pursuant to Employee Stock Purchase Plan	141	—	1,437	—	—	—	—	1,437
Repurchase of common stock	(25)	—	(40)	—	—	20	—	(20)
Repayments of notes receivable from stockholders	—	—	—	—	—	83	—	83
Amortization of stock- based compensation	—	—	—	1,182	—	—	—	1,182
Reversal of unamortized deferred stock-based compensation for terminated employees	—	—	(133)	133	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	10	—	—	10	10
Other	—	—	—	—	(105)	—	—	(105)	(105)
Net loss	—	—	—	—	—	—	(70,988)	(70,988)	(70,988)

Comprehensive loss									(71,083)

Balances as of December 31, 2001	29,951	30	164,273	(400)	(18)	(83)	(107,178)	56,624	(107,196)
Stock-based compensation to non-employees	—	—	4	—	—	—	—	4
Issuance of common stock upon exercise of stock options	441	1	1,565	—	—	—	—	1,566
Issuance of common stock pursuant to Employee Stock Purchase Plan	207	—	885	—	—	—	—	885
Repayments of notes receivable from stockholders	—	—	—	—	—	29	—	29
Amortization of stock- based compensation	—	—	—	381	—	—	—	381
Comprehensive income:
Unrealized gain on investments	—	—	—	—	78	—	—	78	78
Other	—	—	—	—	105	—	—	105	105
Net income	—	—	—	—	—	—	3,729	3,729	3,729

Comprehensive income									3,912

Balances as of December 31, 2002	30,599	$31	$166,727	$(19)	$165	$(54)	$(103,449)	$63,401	$(103,284)

See accompanying notes to consolidated financial statements

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,729	$(70,988)	$(9,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,270	1,910	1,181
Amortization of goodwill and other intangibles	—	12,263	7,128
Impairment of goodwill and other intangibles	—	52,552	—
Amortization of stock-based compensation	385	1,233	1,683
Other non-cash charges	105	86	79
Charges in lieu of income taxes associated with alternative minimum income tax	—	—	300
Changes in operating assets and liabilities:
Accounts receivable	(1,373)	1,828	(3,954)
Other receivables	(227)	914	(1,062)
Inventories	(102)	365	(2,031)
Prepaids and other current assets	(264)	146	(668)
Accounts payable	(930)	88	432
Accrued compensation	1,370	(328)	930
Other accrued liabilities	(446)	(392)	2,131
Deferred revenue	1,862	739	2,155

Net cash provided by (used in) operating activities	5,379	416	(1,065)

Cash flows from investing activities:
Purchases of property and equipment	(2,920)	(966)	(2,606)
Purchases of investments	(67,586)	(92,710)	(42,298)
Proceeds from sales and maturities of investments	60,546	118,441	50,104
Acquisition, net of cash acquired	—	—	(3,327)
Other assets	(38)	435	(427)

Net cash provided by (used in) investing activities	(9,998)	25,200	1,446

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,566	841	2,045
Sale of stock to employees under the ESPP	885	1,437	1,303
Proceeds from stockholders’ notes receivable	29	83	550
Repurchase of common stock	—	(20)	(25)
Borrowings under line of credit	—	8,542	2,900
Repayments of line of credit	(851)	(10,370)	(1,111)
Proceeds from notes payable	—	551	—
Payments of notes payable	(172)	(101)	(2,629)
Proceeds from lease financing	—	—	1,500
Principal payments of capital lease obligations	(703)	(738)	(195)

Net cash provided by financing activities	754	225	4,338

Currency impact	—	(105)	—
Net increase (decrease) in cash and cash equivalents	(3,865)	25,736	4,719
Cash and cash equivalents at beginning of year	50,009	24,273	19,554

Cash and cash equivalents at end of year	$46,144	$50,009	$24,273

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$251	$543	$479

Cash paid during year for taxes	$89	$40	$—

Non cash investing activities:
Common stock issued in the Workfire acquisition	$—	$—	$64,300

Stock options assumed in the Workfire acquisition	$—	$—	$5,200

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

      Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the “Company”) provides application traffic management systems designed to enable enterprises to gain visibility and control for networked applications, extend network resources and align application performance with business priorities. For service providers, Packeteer systems provide a platform for delivering application-intelligent network services that control quality of service, expand revenue opportunities and offer compelling differentiation. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services. The Company currently markets and distributes its products via a worldwide network of resellers, distributors and systems integrators.

Basis of Preparation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Revenue Recognition

      Product revenue consists primarily of sales of our PacketShaper and AppCelera products, which include hardware, as well as software licenses. Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.

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

      This standard revenue recognition policy includes modifications under certain circumstances as follows: Product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces new product into its distribution channel for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.

      The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence (VSOE) of fair value to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place.

Sales Return Reserves

      Management makes estimates of potential future product returns related to current period product revenue in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”. These sales return reserves are recorded as a reduction to revenue. The Company’s estimate for sales returns is based on its historical return rates.

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

      The following provides additional details on the allowance for doubtful accounts:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$132	$223	$217
Provision, charged to general and administrative expense	12	15	16
Writeoffs, net of recoveries	1	(106)	(10)

Balance at end of year	$145	$132	$223

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks, money market instruments and investments in commercial paper that are stated at costs which approximate fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2002 and 2001, all investment securities are designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The cost of investments sold is determined on the specific identification method.

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

Property and Equipment

      Property and equipment, including equipment acquired under capital lease, are recorded at cost. Depreciation and amortization are provided using a straight-line method over the estimated useful lives of the assets, generally 18 months to four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term, generally five years.

      The Company accounts for long-lived assets under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, the Company regularly performs reviews to determine if the carrying value of its long-lived assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the assets cannot be recovered. Such facts or circumstances might include significant underperformance relative to expected historical or projected future operating results or significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess carrying amount of the assets over their respective fair values. If quoted market prices for assets are not available, the fair value is estimated based on the present value of expected future cash flows. The fair value of the asset then becomes the asset’s new carrying value.

Advertising and Sales Promotion Costs

      Advertising and sales promotion costs are expensed as incurred. These costs were $166,000, $345,000 and $316,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

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

Warranty Reserves

      Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company’s warranty period is typically 12 months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Packeteer adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, in December 2002. For the required disclosures regarding a reconciliation of changes in the Company’s product warranty liabilities see Note 9.

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

      The Company’s products, application traffic management systems, which are sold worldwide, are designed to resolve a broad spectrum of problems faced by enterprises and service providers. Accordingly, the Company’s future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company’s products. The networking industry is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements.

      The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technology developments and emerging industry standards. Furthermore, as a result of its international sales, the Company’s operations are subject to risks of doing business abroad including, but not limited to, export duties, changes to import and export regulations, longer payment cycles, and greater difficulty in collecting accounts receivable. While to date these factors have not had an adverse material impact on the Company’s consolidated results of operations, there can be no assurance that there will not be such an impact in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in world-wide markets. All sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

Stock-Based Compensation

      The Company’s stock-based employee compensation plans are described more fully in Note 12 to the consolidated financial statements. The Company adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, in December 2002. As permitted under SFAS 148, Packeteer has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2002	2001	2000

	(In thousands,
	except per share data)
Net income (loss) as reported	$3,729	$(70,988)	$(9,369)
Add: Stock-based compensation under APB 25	381	1,182	1,532
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards	(7,854)	(30,198)	(21,667)

Net loss pro forma	$(3,744)	$(100,004)	$(29,504)

Earnings per share:
Basic and diluted — as reported	$0.12	$(2.40)	$(0.35)
Basic and diluted — pro forma	$(0.12)	$(3.38)	$(1.09)

      Compensation expense for pro forma purposes is reflected over the vesting period. Note 12 contains the significant assumptions used in determining the underlying fair value of options.

Foreign Currency Transactions

      The Company’s sales to international customers are U.S. dollar-denominated. As a result, there are no foreign currency gains or losses related to these transactions.

      The functional currency for the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, the entities remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year. Remeasurement adjustments are recognized in income as transaction gains or losses in the year of occurrence. To date, the effect of such amounts on net income has not been significant.

Other Comprehensive Income or Loss

      The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the primary differences between reported net income (loss) and comprehensive income (loss) are unrealized gains or losses on securities available for sale. Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

Net Income (Loss) Per Share

      Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net income (loss) per share has been computed using the weighted average number of common and potential common shares outstanding during the period. All warrants for common stock and outstanding stock options have been excluded from the calculation of diluted net loss per share for periods where their inclusion would be antidilutive.

      The following table presents the calculation of basic and diluted net income (loss) per share:

	Years Ended December 31,

	2002	2001	2000

	(In thousands,
	except per share amounts)
Numerator:
Net income (loss)	$3,729	$(70,988)	$(9,369)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	30,206	29,578	27,452
Less: shares subject to repurchase	1	19	300

Basic weighted-average common shares outstanding	30,205	29,559	27,152

Diluted:
Basic weighted-average common shares outstanding	30,205	29,559	27,152
Add: potentially dilutive common shares from stock options and shares subject to repurchase	513	—	—

Diluted weighted-average common shares	30,718	29,559	27,152

Basic and diluted net income (loss) per share	$0.12	$(2.40)	$(0.35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the potential common shares that were excluded from the net income (loss) computation as their effect would have been anti-dilutive.

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Shares issuable under stock options	1,881	3,216	3,848
Shares of unvested stock subject to repurchase	—	19	300
Shares issuable pursuant to warrants to purchase common stock	45	45	45
Shares held in escrow	—	—	183

      For fiscal year 2002, certain employee stock options and warrants were excluded from the computation because the exercise price was greater that the average market price. For fiscal years, 2001 and 2000, all employee options and warrants were excluded from the computation as, due to the net losses, the effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. Packeteer is required to adopt SFAS 143 for our fiscal year beginning January 1, 2003. Adoption of this statement is not expected to have an impact on the Company’s results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires the costs to be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Packeteer is required to adopt SFAS 146 for any exit or disposal activities initiated after December 31, 2002. At this time we do not believe the adoption of SFAS 146 will have a material impact on the Company’s results of operations or financial condition.

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. We have not yet determined the impact, if any this Statement will have on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation of variable interest entities by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of FIN 46 will not have a material impact on the Company’s results of operations or financial condition.

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

      The Company recognized stock-based compensation expense associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in FIN No 28. Amortization of stock-based compensation associated with this acquisition totaled $153,000, $555,000 and $310,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The following is a summary of the Workfire purchase price allocation (in thousands):

Property and equipment	$349
Other assets	45
Lease obligations	(159)
Accounts payable	(696)
Deferred tax liability	(1,400)
Deferred stock-based compensation	1,109
Developed and core technology	7,194
Assembled workforce	281
Goodwill	66,104

Total	$72,287

      The following unaudited pro forma summary represents the Company’s consolidated results of operations for the year ended December 31, 2000 as if the preceding acquisition had been consummated at the beginning of fiscal 2000. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of goodwill and other intangible assets and amortization of deferred stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma results for the year ended December 31, 2000 are as follows (in thousands, except per share data):

2000

Revenues	$41,097
Net loss	(27,717)
Basic and diluted net loss per share	(0.98)

3.	Goodwill and Other Intangible Assets — Adoption of FASB Statement 142

      The following table presents the impact of SFAS No. 142, “Goodwill and Other Intangible Assets,” on net income (loss) and net income (loss) per share had the standard been in effect for fiscal 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Reported net income (loss)	$3,729	$(70,988)	$(9,369)
Add back: Goodwill amortization	—	11,017	6,424

Adjusted net income (loss)	$3,729	$(59,971)	$(2,945)

Basic and diluted earnings per share:
Reported net income (loss)	$0.12	$(2.40)	$(0.35)
Goodwill amortization	0.00	0.37	0.24

Adjusted net income (loss)	$0.12	$(2.03)	$(0.11)

      During the third quarter of 2001, the Company performed an assessment of the carrying value of the goodwill and other intangible assets related to its acquisition of Workfire pursuant to the Company’s stated policy. Management’s determination of the existence of impairment indicators included continued general economic slowing, broad based declines in the values of networking technologies and a review of current, historical and future projections of cash flows related to these assets. The conclusion of the assessment was a determination that the carrying value of the goodwill and other intangible assets exceeded its fair value. The fair value was determined based on Company projections of the present value of future net cash flows to be generated over the expected lives of these assets. Accordingly, the Company recorded an impairment charge of $52.6 million during the third quarter of 2001 for the entire unamortized balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Financial Instruments

      The Company’s cash equivalents and investments consist of the following at December 31, 2002 and 2001:

	Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
DECEMBER 31, 2002
Commercial paper, corporate bonds and notes and medium-term notes	$46,498	$12	$—	$46,510

Total debt securities	46,498	12	—	46,510
Government securities	17,186	154	(1)	17,339

	$63,684	$166	$(1)	$63,849

Amounts included in cash and cash equivalents	$44,518	$1	$—	$44,519
Amounts included in short-term investments	11,245	94	—	11,339
Amounts included in long-term investments	7,921	71	(1)	7,991

	$63,684	$166	$(1)	$63,849

DECEMBER 31, 2001
Commercial paper, corporate bonds and notes and medium-term notes	$55,418	$141	$(56)	$55,503

Total debt securities	55,418	141	(56)	55,503
Government securities	4,993	2	—	4,995

	$60,411	$143	$(56)	$60,498

Amounts included in cash and cash equivalents	$48,336	$4	$(54)	$48,286
Amounts included in short-term investments	8,539	87	(2)	8,624
Amounts included in long-term investments	3,536	52	—	3,588

	$60,411	$143	$(56)	$60,498

      The amortized cost and estimated fair value of the Company’s investments as of December 31, 2002, shown by contractual maturity date, are as follows (in thousands):

	December 31, 2002

	Amortized Cost	Fair Value

Mature in one year or less	$55,763	$55,858
Mature between one year through five years	7,921	7,991

	$63,684	$63,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

      Inventories consisted of the following at December 31 (in thousands):

	2002	2001

Components	$48	$71
Completed products	2,243	2,118

Inventories	$2,291	$2,189

6.	Property and Equipment

      Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001

Computers and equipment	$3,118	$2,205
Equipment under capital lease	2,199	3,143
Furniture and fixtures	673	236
Leasehold improvements	1,540	79

	7,530	5,663
Less: accumulated depreciation and amortization	4,503	4,286

Property and equipment, net	$3,027	$1,377

      Accumulated depreciation and amortization includes accumulated amortization of approximately $2.0 million and $2.7 million on equipment under capital lease as of December 31, 2002 and 2001, respectively.

7.	Revolving Loan Agreement

      In January 2002, the Company renewed a revolving loan agreement with a maximum line of credit of $10.0 million. Advances are limited to the lesser of the maximum line or the borrowing base, which is 80% of eligible domestic receivables and 90% of eligible international receivables. Additionally, the Company is required to maintain certain financial covenants related to working capital and quarterly net income (loss) amounts. The outstanding principal balance accrues interest at a per annum rate equal to the prime rate (which was 4.25% at December 31, 2002) and is secured by all present and future collateral of the Company. As of December 31, 2002, the outstanding balance on the line was $1.0 million. The agreement expires in May 2003. As of December 31, 2002 the Company was in compliance with all terms of the revolving loan agreement.

8.	Note Payable

      In August 2001, the Company secured a $551,000 equipment loan. Borrowings under this agreement are collateralized by the purchased equipment, bear interest at the rate of 11.1%, and are repayable in monthly installments over a three-year period. At December 31, 2002, approximately $328,000 was outstanding under this note.

9.	Commitments

      The Company leases its facility and certain equipment under non-cancelable lease agreements that expire at various dates through 2010. Rent expense was $1.8 million, $1.4 million, and $1.1 million for the years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the future minimum rental payments under capital and operating leases are as follows (in thousands):

Years Ending	Capital	Operating
December 31,	Lease	Lease

2003	$643	$1,365
2004	490	1,205
2005	—	1,211
2006	—	1,425
2007	—	1,195
Thereafter	—	201

Total future minimum lease payments	1,133	$6,602

Less amounts representing interest at 6.47%-12.00%	130

Present value of future minimum lease payments under capital lease	1,003
Less current portion	598

Long-term portion	$405

      Packeteer has outstanding purchase order commitments for completed products of approximately $1.2 million at December 31, 2002. Packeteer expects the purchase orders to be fulfilled in the first quarter of 2003.

      The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, which Packeteer adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The following provides a reconciliation of changes in Packeteer’s warranty reserve. The Company provides no other guarantees.

	For the Years Ended
	December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$552	$577	$313
Provision for current year sales	227	531	747
Adjustments of prior accrual estimates	(128)	—	—
Warranty costs incurred	(367)	(556)	(483)

Balance at end of year	$284	$552	$577

10.	Contingency

      In November 2001, Packeteer, certain company officers and directors, and its underwriters were named as defendants in a securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint, captioned Antoniono v. Packeteer, Inc. et. al., alleges violations of Sections 11, 12(a)2 and 15 of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a purported class of purchasers of Packeteer common stock between July 27, 1999 and December 6, 2000. The plaintiffs seek unspecified damages. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2002, the plaintiffs agreed to dismiss the Company’s officers and directors from the litigation without prejudice, in return for a tolling agreement. The Company moved to dismiss the claims against it. The Court recently denied the motion. As a result, the case may proceed to the discovery phase. We believe that we have meritorious defenses to the lawsuit and will defend ourselves vigorously in the litigation. We are not presently able to estimate the losses, if any, related to this lawsuit, and accordingly, as of December 31, 2002, no accrual for this contingency has been recorded.

      The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.

11.	Income Taxes

      Net income (loss) before income taxes is attributable to the following geographic locations for the periods ended December 31:

	2002	2001	2000

	(In thousands)
United States	$(2,894)	$(10,939)	$(1,858)
Foreign	7,038	(60,049)	(7,211)

Net income (loss) before incomes taxes	$4,144	$(70,988)	$(9,069)

      Our income tax provision for 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The Company recorded no income tax provision or benefit in 2001, as the Company reported a net loss. The income tax provision of $300,000 for 2000 consists of charges in lieu of income taxes associated with alternative minimum tax.

      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income (loss) before tax as follows (in thousands):

	2002	2001	2000

Federal tax at statutory rate	$1,409	$(24,136)	$(3,084)
State taxes	6	—	—
Deferred tax asset utilized	—	—	(4,465)
Operating loss not benefited	940	3,681	308
Non deductible expenses	43	21,652	2,226
Alternative minimum income tax	—	—	300
Imputed interest	—	—	102
Intercompany revenue	—	—	4,913
Foreign tax differential	(1,983)	(1,197)	—

Total provision for income taxes	$415	$—	$300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The types of temporary differences that give rise to significant portions of the Company’s net deferred tax assets are set forth below (in thousands):

	2002	2001

Deferred tax assets:
Various accruals and reserves not deductible for tax purposes	$1,251	$1,274
Property and equipment	409	421
Net operating loss carryforwards	19,574	18,535
Tax credit carryforwards	2,853	2,237
Capitalized start-up expenditures	—	22

Gross deferred tax assets	24,087	22,489
Valuation allowance	(24,087)	(22,489)

Net deferred tax assets	$—	$—

      The net change in the total valuation allowance was an increase of $1.6 million and $8.5 million for the years ended December 31, 2002 and 2001, respectively. Although we reported net income in fiscal 2002, the Company has previously reported net losses since inception, therefore it has provided a full valuation allowance on its deferred tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

      Approximately $9.5 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S.

      At December 31, 2002 the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $52.3 million and $23.4 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. In addition, the Company had net operating loss carryforwards of approximately $753,000 for Canadian income tax purposes. If not utilized, these carryforwards will begin to expire in 2005. At December 31, 2002, the Company had federal and California research credit carryforwards of approximately $1.7 million each. If not utilized, the federal research credit carryforwards will begin to expire in 2011. The California research credit carryforwards can be carried forward indefinitely.

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

12.     Stockholders’ Equity

Preferred and Common Stock

      The Company’s Board of Directors has authorized 5.0 million shares of preferred stock. The authorized preferred stock shares are undesignated and the Board has the authority to issue and to determine the rights, preference and privileges thereof.

      The Company’s Board of Directors has authorized 85.0 million shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

      As of December 31, 2002, 45,000 warrants to purchase common stock were outstanding and exercisable with a $6.25 average exercise price per share and an expiration date in May 2009.

1999 Employee Stock Purchase Plan

      In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective July 27, 1999. At that time, 500,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2002, 447,000 shares had been issued under the plan and 1.8 million were available for future issuance. The fair value of the discount and look-back features are considered compensation for purposes of computing the Company’s pro-forma earnings for stock based compensation.

1999 Stock Incentive Plan

      The 1999 Stock Incentive Plan (the “1999 Plan”) is intended to serve as the successor program to our 1996 Equity Incentive Plan (the “1996 Plan”). In May 1999, the Company’s Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900,000 shares were reserved for issuance. Previously, 515,000 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan automatically increases annually beginning on January 1, 2000 by the lesser of three million shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan is administered by the Board of Directors, which sets the terms and conditions of the options. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. The options may include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased shall be subject to a repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 2002, less than 1,000 shares were subject to repurchase.

      In October 2001, the Company announced a voluntary stock option exchange program, or “Offer to Exchange”, for all employees except executive officers. Under the program, these employees had the opportunity to cancel certain outstanding options previously granted to them that had an exercise price at or above $5.00 in exchange for an equal number of new options to be granted at a future date. The Offer to Exchange was outstanding until 5:00 p.m., Pacific Daylight Time on November 30, 2001 (the “Expiration Date”). The exercise price of the new options was to be equal to the fair market value of the Company’s common stock on the date of grant, which was June 3, 2002. Participants electing to exchange any options were also required to exchange all options granted to him or her during the six months before the date of the Offer to Exchange and were precluded from receiving any options during the six months after the Expiration Date. Options totaling 1.5 million shares were canceled under this program in November 2001. Options totaling 1.4 million were reissued on June 3, 2002 at an option price of $6.10 per share, which was the fair market value on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity under 1996 and 1999 Plans follows:

		Options Outstanding
	Available
	For	Number of	Weighted-Average
	Grant	Shares	Exercise Price

	(In thousands, except per share data)
Balances as of December 31, 1999	1,155	2,727	5.68
Shares made available for grant	1,340	—	—
Repurchased	30	—	—
Granted	(2,043)	2,043	29.99
Exercised	—	(606)	3.07
Cancelled	316	(316)	16.70

Balances as of December 31, 2000	798	3,848	18.09
Shares made available for grant	1,474	—	—
Repurchased	25	—	—
Granted	(2,203)	2,203	9.84
Exercised	—	(395)	2.10
Cancelled	2,440	(2,440)	25.38

Balances as of December 31, 2001	2,534	3,216	8.88
Shares made available for grant	1,498	—	—
Granted	(2,420)	2,420	5.49
Exercised	—	(430)	3.59
Cancelled	196	(196)	6.87

Balances as of December 31, 2002	1,808	5,010	7.77

      The following tables summarize information about stock options outstanding under the 1996 and 1999 Plans as of December 31, 2002 (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices	at 12/31/02	Life (Years)	Price	12/31/02	Price

$0.25-$3.13	294	5.14	$2.19	252	$2.68
$3.35-$3.50	1,194	7.92	3.50	563	3.50
$3.70-$4.71	787	8.84	4.65	220	4.68
$4.75-$6.06	287	9.03	5.13	66	5.06
$6.10	1,320	7.69	6.10	748	6.10
$6.13-$16.88	908	8.26	11.38	385	12.44
$48.06	220	7.07	48.06	160	48.06

$0.25-$48.06	5,010	7.93	7.77	2,394	8.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(In thousands, except per share data)
Weighted-average fair value of options granted during the year at market	2,420	$5.49	2,203	$9.84	1,888	$22.75
Weighted-average fair value of options granted during the year at less than market	—	—	—	—	155*	33.55

*	These option grants relate to options assumed in the Workfire acquisition

      In the year ended December 31, 2002, 10,250 shares were issued as a result of the exercise of non-plan options granted before the July 28, 1999 initial public offering. As of December 31, 2002, there were 61,000 non-plan options outstanding with a weighted average exercise price of $1.12 per share.

Stock-Based Compensation

      In connection with options granted in fiscal years 1999 and 1998, the Company has recorded deferred stock-based compensation of $3.9 million and $787,000, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock at the date of grant. In fiscal year 2000, the Company recorded deferred stock-based compensation of $1.1 million related to employee options assumed in the Workfire acquisition. The amounts are being amortized over the vesting period for the individual options, generally four years. Amortization of stock-based compensation of $385,000, $1.2 million and $1.7 million was recognized during the years ended December 31, 2002, 2001 and 2000, respectively.

      For proforma purposes, the fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	Options

	2002	2001	2000

Expected life (years)	3	4	4
Expected volatility	124%	146%	137%
Risk-free interest rates	3.14%	3.16%	5.24%

To comply with pro forma reporting requirements of SFAS 123, compensation cost is also estimated for the fair value of ESPP issuances, which are included in the pro forma totals above. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option pricing model with the same expected volatility as the above assumptions, an expected life of 0.5 years and risk-free interest rates of 1.46%, 1.77% and 5.24% for the years 2002, 2001 and 2000, respectively. The weighted-average fair value of the purchase rights granted under the ESPP during fiscal 2002, 2001 and 2000 was $2.80, $7.50 and $19.00, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      The following table reflects the accumulated balances of other comprehensive income (loss) in thousands:

			Accumulated
	Gains (Losses)		Other
	on Marketable	Other	Comprehensive
	Securities	Adjustments	Income (Loss)

Balance December 31, 1999	$(58)	$—	$(58)
Current year change	135	—	135

Balance December 31, 2000	77	—	77
Current year change	10	(105)	(95)

Balance December 31, 2001	87	(105)	(18)
Current year change	78	105	183

Balance December 31, 2002	$165	$—	$165

      Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

13.     401(k) Plan

      In 1997, the Company adopted a 401(k) plan (“401(k)”). Participation in the 401(k) is available to all employees. Entry date to the 401(k) is the first day of each month. Each participant may elect to contribute an amount up to 100% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

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

      The Company operates in the United States and internationally, and derives its revenue from the sale of products and software licenses and maintenance contracts related to these products. In 2002, three customers accounted for 21%, 13% and 11% of net revenues respectively. In 2001 and 2000, one customer accounted for 22% and 12% of net revenues, respectively. Sales outside of North America accounted for 58%, 55% and 54% of the Company’s total revenues in 2002, 2001, and 2000, respectively.

Geographic Information

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net revenues:
North America	$23,109	$20,805	$18,791
Asia Pacific	17,997	12,106	11,608
Europe and rest of world	13,908	13,750	10,698

Net revenues	$55,014	$46,661	$41,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total net revenues reflect the destination of the product shipped.

      Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

15.	Quarterly Results of Operations (Unaudited)

	2002 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share amounts)
Net revenues	$15,626	$14,037	$13,110	$12,241
Gross profit	12,145	10,853	9,993	9,171
Net income (loss) from operations	1,888	1,078	354	(91)
Net income	1,868	1,248	499	114
Basic and diluted net income per share	0.06	0.04	0.02	0.00

	2001 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share amounts)
Net revenues	$11,464	$10,928	$13,088	$11,181
Gross profit	8,497	7,770	8,556	6,772
Net loss from operations	(1,167)	(54,978)	(7,227)	(9,653)
Net loss	(833)	(54,282)	(6,454)	(9,419)
Basic and diluted net loss per share	(0.03)	(1.83)	(0.22)	(0.32)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

      Pursuant to General Instruction G to Form 10-K, the information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Item 14.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

      Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

b.	Changes in Internal Controls

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

See the Consolidated Statements beginning on page 38 of this Form 10-K.

         (2) Financial Statement Schedule

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (3) Exhibits

See the Exhibit Index at page 66 of this Form 10-K.

      (b) Reports on Form 8-K

      A Current Report on Form 8-K dated October 7, 2002, reporting under Item 5 — Other Events, was filed announcing Dave Côté had been appointed President and CEO of the Company.

      (c) See the Exhibit Index at page 66 of this Form 10-K.

      (d) See the Consolidated Financial Statements beginning on page 38.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 20th day of March, 2003.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer

Date: March 20, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Dave Côté and David Yntema, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2003

/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 20, 2003

/s/ HAMID AHMADI Hamid Ahmadi	Director	March 20, 2003

/s/ STEVEN CAMPBELL Steven Campbell	Director	March 20, 2003

/s/ CRAIG ELLIOTT Craig Elliott	Director	March 20, 2003

Name	Title	Date

/s/ BRETT GALLOWAY Brett Galloway	Director	March 20, 2003

/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 20, 2003

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 20, 2003

/s/ PETER VAN CAMP Peter Van Camp	Director	March 20, 2003

CERTIFICATIONS

      I, Dave Côté, certify that:

1. I have reviewed this annual report on Form 10-K of Packeteer, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVE CÔTÉ _______________________________________ Dave Côté
President and Chief Executive Officer

Date: March 20, 2003

      I, David Yntema, certify that:

1. I have reviewed this annual report on Form 10-K of Packeteer, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID YNTEMA

David Yntema
Chief Financial Officer

Date: March 20, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.
3	.3(5)	Registrant’s Amended and Restated Bylaws.
4	.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10	.2(2)	OEM Agreement between Packeteer and ADC Telecommunications, Inc., dated December 17, 1998.
10	.4(2)	Loan and Security Agreement between Packeteer and Silicon Valley Bank, dated January 1, 1999.
10	.5(2)	Export-Import Bank Loan and Security Agreement between Packeteer and Silicon Valley Bank, dated January 19, 1999.
10	.7(2)	Master Lease Agreement between Packeteer and Comdisco, Inc., dated June 3, 1997.
10	.8(2)	Registrant’s 1996 Equity Incentive Plan.
10	.9(2)	Registrant’s 1999 Stock Incentive Plan.
10	.10(2)	Registrant’s 1999 Employee Stock Purchase Plan.
10	.11(2)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10	.13(2)	OEM Agreement between Packeteer and Lucent Technologies, Inc. dated June 25, 1999.
10	.14(2)	OEM Agreement between Packeteer and Adtran, Inc. dated June 29, 1999.
10	.15(3)	Amendment dated February 2, 2000 to the Loan and Security Agreement and the Export-Import Bank Loan and security agreement between Packeteer and Silicon Valley Bank.
10	.16(3)	Master Lease Agreement between Packeteer and Pentech Financial Services, Inc., dated November 1, 1999.
10	.19(5)	Amendment dated March 13, 2001 to the Loan and Security Agreement and the Export-Import Bank Loan and security agreement between Packeteer and Silicon Valley Bank.
10	.20(6)	Amendment dated January 9, 2002 to the Loan and Security Agreement and the Export-Import Bank Loan and Security Agreement between Packeteer and Silicon Valley Bank.
10	.21(6)	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan.
10	.22(7)	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan.
10	.23(7)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and the Company.
10	.24(1)	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.
21	.1(1)	Subsidiaries of Packeteer.
23	.1(1)	Consent of KPMG LLP, Independent Accountants.
24	.1(1)	Power of Attorney (see page 62).
99	.1(1)	Sarbanes-Oxley Section 906 Certification — CEO.
99	.2(1)	Sarbanes-Oxley Section 906 Certification — CFO.

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 23, 2000.

(4)	Incorporated by reference from Packeteer’s 10-Q dated November 13, 2000.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(7)	Incorporated by reference from Packeteer’s 10-Q dated August 13, 2002.