Form 10-Q
period 2003-03-31
PACKETEER INC
filed 2003-04-30
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-26785

PACKETEER, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	77-0420107 (I.R.S. Employer Identification No.)

10201 North De Anza Boulevard, Cupertino, CA 95014
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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes [X]	No [ ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 31,222,331 at April 24, 2003.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 21, 2003. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, including the expansion of our network product lines, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our development of relationships with providers of leading Internet technologies, our competition, the sufficiency of our cash, cash equivalents and investments and our business model targets. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$34,448	$46,144
Short-term investments	20,164	11,339
Accounts receivable less allowance for doubtful accounts of $169 and $145, as of March 31, 2003 and December 31, 2002, respectively	7,678	7,145
Other receivables	234	410
Inventories	1,883	2,291
Prepaids and other current assets	1,409	1,302

Total current assets	65,816	68,631
Property and equipment, net	2,782	3,027
Long-term investments	13,656	7,991
Other assets	254	263

Total assets	$82,508	$79,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,000
Current portion of capital lease obligations	553	598
Current portion of note payable	194	188
Accounts payable	1,293	1,352
Accrued compensation	2,442	3,452
Other accrued liabilities	3,462	3,408
Deferred revenue	6,012	5,141

Total current liabilities	13,956	15,139
Capital lease obligations, less current portion	297	405
Note payable, less current portion	90	140
Long-term deferred revenue	934	827

Total liabilities	15,277	16,511
Stockholders’ equity:
Common stock, $0.001 par value; 85,000 shares authorized; 31,059 and 30,599 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	31	31
Additional paid-in capital	168,381	166,727
Deferred stock-based compensation	(8)	(19)
Accumulated other comprehensive income	163	165
Notes receivable from stockholders	(36)	(54)
Accumulated deficit	(101,300)	(103,449)

Total stockholders’ equity	67,231	63,401

Total liabilities and stockholders’ equity	$82,508	$79,912

     See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Net revenues:
Product revenues	$14,160	$10,586
Service revenues	2,608	1,655

Total net revenues	16,768	12,241
Cost of revenues:
Product costs	2,877	2,401
Service costs	1,012	669

Total cost of revenues	3,889	3,070

Gross profit	12,879	9,171
Operating expenses:
Research and development (exclusive of stock-based compensation expense of $11 and $82 for the three months ended March 31, 2003 and 2002, respectively)	2,804	2,751
Sales and marketing (exclusive of stock-based compensation expense of $44 for the three months ended March 31, 2002)	6,521	5,342
General and administrative (exclusive of stock-based compensation expense of $13 for the three months ended March 31, 2002)	1,335	1,030
Stock-based compensation	11	139

Total operating expenses	10,671	9,262

Income (loss) from operations	2,208	(91)
Other income, net	180	217

Income before taxes	2,388	126
Provision for income taxes	239	12

Net income	$2,149	$114

Basic net income per share	$0.07	$0.00

Diluted net income per share	$0.07	$0.00

Shares used in computing basic net income per share	30,828	30,002

Shares used in computing diluted net income per share	31,760	30,540

     See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,149	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371	380
Other non-cash charges	11	137
Changes in operating assets and liabilities:
Accounts receivable, net	(533)	306
Inventories	408	(232)
Prepaids and other current assets	69	(61)
Accounts payable	(59)	198
Accrued compensation and other accrued liabilities	(956)	(1,041)
Deferred revenue	978	520

Net cash provided by operating activities	2,438	321

Cash flows from investing activities:
Purchases of property and equipment	(126)	(242)
Purchases of investments	(16,994)	(10,251)
Proceeds from sales and maturities of investments	2,502	4,159
Other assets	9	(7)

Net cash used in investing activities	(14,609)	(6,341)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,320	7
Sale of stock to employees under the ESPP	334	535
Proceeds from stockholders’ notes receivable	18	21
Repayments of line of credit	(1,000)	—
Payments of notes payable	(44)	(42)
Principal payments of capital lease obligations	(153)	(175)

Net cash provided by financing activities	475	346

Foreign currency impact	—	(16)

Net decrease in cash and cash equivalents	(11,696)	(5,690)

Cash and cash equivalents at beginning of period	46,144	50,009

Cash and cash equivalents at end of period	$34,448	$44,319

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$39	$83

Cash paid during period for taxes	$117	$20

     See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (“Packeteer” or collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain previously reported amounts have been reclassified to conform to the current presentation format. While in the opinion of the Company’s management, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with its audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

2.     STOCK-BASED COMPENSATION

     The Company adopted SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, in December 2002. As permitted under SFAS 148, Packeteer has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended
	March 31,

(in thousands, except per share data)	2003	2002

Net income as reported	$2,149	$114
Add: Stock-based compensation under APB 25	11	139
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards	(1,487)	(1,478)

Net income (loss) pro forma	$673	$(1,225)

Earnings (loss) per share:
Basic and diluted – as reported	$0.07	$0.00
Basic and diluted – pro forma	$0.02	$(0.04)

3.     CONTINGENCY

     In November 2001, Packeteer, certain company officers and directors, and its underwriters were named as defendants in a securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint captioned Antoniono v. Packeteer, Inc. et. al., alleges violations of Sections 11, 12(a)2 and 15 of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a purported class of purchasers of Packeteer common stock between July 27, 1999 and December 6, 2000. The plaintiffs seek unspecified damages. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin.

     In October 2002, the plaintiffs agreed to dismiss the Company’s officers and directors from the litigation without prejudice, in return for a tolling agreement. The Company moved to dismiss the claims against it. The Court denied the motion. As a result, the case may proceed to the discovery phase. We believe that we have meritorious defenses to the lawsuit and will defend ourselves vigorously in the litigation. We are not presently able to estimate the losses, if any, related to this lawsuit, and accordingly, as of March 31, 2003, no accrual for this contingency has been recorded.

     The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

4.     GUARANTEES

     The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, which Packeteer adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The following provides a reconciliation of changes in Packeteer’s warranty reserve from December 31, 2002 to March 31, 2003. The Company provides no other guarantees.

(in thousands)
Accrued warranty obligations at December 31, 2002	$284
Provision for current quarter sales	86
Warranty costs incurred	(96)

Accrued warranty obligations at March 31, 2003	$274

5.     INCOME TAXES

     Our income tax provision for the quarters ended March 31, 2003 and March 31, 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the quarters ended March 31, 2003 and 2002, and the expected annual rate for the remainder of fiscal 2003, is approximately 10%.

6.     NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. All warrants for common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per share for periods where their inclusion would be antidilutive.

     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

Numerator:
Net income	$2,149	$114

Denominator:
Basic:
Weighted-average common shares outstanding	30,828	30,008
Less: common shares subject to repurchase	—	6

Basic weighted-average common shares outstanding	30,828	30,002

Diluted:
Basic weighted-average common shares outstanding	30,828	30,002
Add: potentially dilutive common shares from stock options and shares subject to repurchase	919	535
Add: potentially dilutive common shares from warrants	13	3

Diluted weighted-average common shares outstanding	31,760	30,540

Basic net income per share	$0.07	$0.00

Diluted net income per share	$0.07	$0.00

7.     COMPREHENSIVE INCOME

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. The difference between reported net income and comprehensive income is not considered material for the periods presented.

8.     SEGMENT REPORTING

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

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to these products. For the three months ended March 31, 2003, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22% 16% and 10% of total net revenues, respectively. In the prior year, for the three months ended March 31, 2002, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 18%, 13% and 11% of net revenues, respectively.

     Geographic Information

	Three months ended
	March 31,

(in thousands)	2003	2002

Net revenues:
North America	$7,898	$4,325
Asia Pacific	4,775	4,809
Europe and rest of world	4,095	3,107

Total net revenues	$16,768	$12,241

     Revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. Packeteer adopted SFAS 143 January 1, 2003. Adoption of this statement did not have an impact on the Company’s results of operations or financial position.

     In November 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables that is not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this Statement is not expected to have a material impact on the Company’s results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation of variable interest entities by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after

January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company’s results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Packeteer is a leading provider of application traffic management systems designed to enable enterprises to gain visibility and control of networked applications, extend network resources and align application performance with business priorities. For service providers, Packeteer systems provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. Our PacketShaper family of products, including the PacketShaper®, PacketSeeker™ and PacketShaper Xpress™, integrates application discovery, analysis, control, acceleration and reporting technologies that are required for proactive application performance and bandwidth management. Our AppCelera™ family of Internet acceleration appliances employs secure socket layer (SSL) offload and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications. Our ReportCenter™ and PolicyCenter™ software products are designed to enable management of large deployments of our PacketShaper systems.

     Packeteer’s products are deployed by Global 2000 corporations and service providers, and are sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise® software is licensed by several communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries or branch offices in Australia, Canada, Caymans, Denmark, England, France, Germany, Hong Kong, Japan, Korea, Singapore, Spain, and The Netherlands. To date, we have shipped more than 25,000 units.

     We were incorporated in January 1996 and shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations.

     We have a limited operating history. As of March 31, 2003, we had an accumulated deficit of $101.3 million. We have achieved profitability throughout fiscal 2002 and for the three months ended March 31, 2003. However, as we incurred losses since we commenced operations until 2002, profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation allowances including sales return reserves and allowance for doubtful accounts, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The items in our financial statements requiring the most significant estimates and judgment are as follows:

     Revenue recognition. Product revenue consists primarily of sales of our PacketShaper family of products, which include hardware, as well as software licenses. Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.

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

     The Company’s fees are typically considered to be fixed or determinable at the inception of the arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable.

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

     Sales return reserve and allowance for doubtful accounts. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at March 31, 2003 and December 31, 2002 were $839,000 and $875,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts at March 31, 2003 and December 31, 2002 was $169,000 and $145,000, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer.

For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at March 31, 2003 and December 31, 2002 amounted to $274,000 and $284,000, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended
	March 31,

	2003	2002

Net revenues:
Product revenues	84%	86%
Service revenues	16	14

Total net revenues	100	100
Cost of revenues:
Product costs	17	20
Service costs	6	5

Total cost of revenues	23	25

Gross margin	77	75
Operating expenses:
Research and development	17	23
Sales and marketing	39	44
General and administrative	8	8
Amortization of stock-based compensation	—	1

Total operating expenses	64	76

Income (loss) from operations	13	(1)
Other income, net	1	2

Net income before taxes	14	1
Provision for taxes	1	—

Net income	13%	1%

     NET REVENUES

     Product revenues consist primarily of sales of our PacketShaper family of products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

     Total net revenues of $16.8 million in the three months ended March 31, 2003 increased $4.5 million, or 37%, from the $12.2 million reported in the same quarter of the prior year. Product revenues of $14.2 million for the quarter increased $3.6 million, or 34%, from $10.6 million for the three months ended March 31, 2002. The increase is primarily a result of increased shipments of our higher end products, the PacketShaper 6500 and 8500 models. There were no significant selling price changes during any of the periods presented. Service revenues increased to $2.6 million in the three months ended March 31, 2002, from $1.7 million in the first quarter of fiscal 2002, an increase of 58%. The increase is mainly due to an increase in the number of units on maintenance contracts.

     For the quarter ended March 31, 2003, net revenues in North America of $7.9 million increased from $4.3 million in the same period last year, and accounted for 47% of total net revenues, compared to 35% for the same period last year. Net revenues in Asia Pacific of $4.8 million for the quarter ended March 31 2003, accounted for 29% of total net revenues compared to $4.8 million and 39% of total net revenues for the same period last year. Net revenues in Europe, the Middle East and Africa, “EMEA”, of $4.1 million, accounting for 24% of first quarter sales, compared to $3.1 million and 26% of total net revenues for the three months ended March 31, 2002.

     During the three months ended March 31, 2003, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc., accounted for 22%, 16% and 10% of net revenues, respectively. For the three months ended March 31, 2002, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc., accounted for 18%, 13% and 11% of net revenues, respectively. Sales to the top 10 indirect channel partners accounted for 68% and 69% of net revenues in the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, two customers accounted for 36% of accounts receivable.

     Despite our belief that worldwide economic growth and IT spending will remain relatively flat for at least 2003, we believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business again in 2003. Our growth rate and total net revenue depend significantly on continued growth of the application traffic management solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance, which is dependent on both growing our installed customer base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders, shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

     COST OF REVENUES

     Our cost of revenues consists of the cost of finished products purchased from our turnkey contract manufacturer, overhead costs and service support costs. Our cost of revenues, $3.9 million in the three months ended March 31, 2003, increased $819,000 from the $3.1 million reported in the same period of fiscal 2002. The increase in costs was due to an increase in units shipped, as well as higher overhead costs and service support costs. The cost of revenues represented 23% of net revenues for the three months ended March 31, 2003, down 2% from the 25% reported in the same quarter of the prior year

     Product costs for the first quarter of 2003, increased by $476,000, or 20%, to $2.9 million from $2.4 million as reported in the first quarter of 2002. Manufacturing costs increased $360,000 from the same quarter of fiscal 2002 due to increased units shipped. Other product costs, specifically rework and parts costs were up $105,000 from the first quarter of 2002 as our contract manufacturer caught up on refurbishment of returned units. Despite these increases, product costs as a percentage of product sales decreased to 20% for the quarter ended March 31, 2003, down 3% from the 23% reported in the first quarter of 2002.

     Service costs increased $343,000, or 51%, from $669,000 in the first quarter of fiscal 2002 to $1.0 million in the current quarter. The increased service costs in this quarter are due to increased supplies expense, as well as service fees related to an agreement previously entered into by the Company for the outsourcing of certain maintenance and support services beginning late in the third quarter of fiscal 2002. We expect service costs to continue at these higher levels as a result of this outsourcing arrangement, as well as the increase in the number of units under maintenance contracts.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper and AppCelera products and PacketWise software. Excluding the effects of stock-based compensation of $11,000 and $82,000 for the three months ended March 31, 2003 and 2002, respectively, research and development expenses of $2.8 million in the three months ended March 31, 2003, were up $53,000, or 2% from the first quarter of fiscal 2002. Small increases in personnel related expenses and travel were largely offset by a decrease in outside consulting fees in the current quarter. Research and development expenses represented 17% and 23% of total net revenues for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We currently expect to experience somewhat higher spending levels in the upcoming quarters, but continue to target our spending to approaching the lower end of our current long-term business model target of 18% to 20% of revenues going forward.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of our products as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $44,000 in the three months ended March 31, 2002, sales and marketing expenses increased to $6.5 million in the three months ended March 31, 2003, from $5.3 million in the same quarter of the prior year, an increase of 22%. Increases in personnel costs, specifically recruiting and commissions, as well as higher travel costs, accounted for most of the increase. Sales and marketing expenses represented 39% and 44% of total net revenues for the three months ended March 31, 2003 and 2002, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target showing sales and marketing expenses in the range of 26% to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next one to two years.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $13,000 for the three months ended March 31, 2002, general and administrative expenses increased to $1.3 million in the three months ended March 31, 2003, from $1.0 million in the same quarter of the prior year, an increase of 30%. For the quarter ending March 31, 2003, the higher costs include small increases in several expense categories, including personnel, supplies and bad debt expenses. General and administrative expenses represented 8% of total net revenues for both three-month periods ended March 31, 2003 and 2002. We expect to see general and administrative expenses continue to decline as a percentage of revenue and expect to reach our long-term business model target of 6% to 7% of revenue within the next twelve months.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $11,000 and $139,000 in the three months ended March 31, 2003 and 2002, respectively. There is $8,000 remaining to be amortized in future periods.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income from our cash, cash equivalents and investments, less interest expense related to our line of credit, debt and capital lease obligations, and other expenses. Other income, net decreased 17% to $180,000 in the three months ended March 31, 2003 from $217,000 in the same quarter in the prior year. This decrease was a result of lower yields on invested funds due to declining interest rates and increased foreign currency transaction losses, partially offset by lower interest expenses due to decreased levels of debt.

     INCOME TAX PROVISION

     Our income tax provision for the quarters ended March 31, 2003 and 2002, respectively, is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for these quarters and the expected annual rate for 2003 is approximately 10%.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $68.3 million at March 31, 2003, an increase of $2.8 million from December 31, 2002.

     Net cash provided by operating activities was $2.4 million in the three months ended March 31, 2003, compared with net cash provided by operations of $321,000 for the same period of the prior year. The increase in operating cash flows was primarily due to the increase in net income reported in the current period, compared the first three months of fiscal 2002.

     Net cash used in investing activities increased to $14.6 million in the three months ended March 31 2003, compared to net cash used in investing activities of $6.3 million for the same period in the prior year, primarily reflecting a greater movement of funds from cash and cash equivalents to investments with longer terms to maturity. Fixed asset purchases were $126,000 for the three months ended March 31, 2003, compared to $242,000 for the same period in the prior year.

     Net cash provided by financing activities was $475,000 in the three months ended March 31, 2003, compared to $346,000 provided by financing activities for the same period in the prior year. In the three months ended March 31, 2003, proceeds generated by issuance of common stock totaled $1.7 million, partially offset by $197,000 of payments on lease obligations, and notes payable. Additionally, during the quarter we paid down the $1.0 million balance remaining on our line of credit as of December 31, 2002. In the three months ended March 31, 2002, proceeds generated by issuance of common stock totaled $542,000. Repayments on the note payable of $42,000 and lease obligations repayments totaling $175,000 offset this.

     We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of March 31, 2003, approximately $850,000 was outstanding under capital lease obligations and $284,000 was outstanding on a note payable. We also have a revolving credit facility against accounts receivable, which provides for borrowings of up to $10.0 million. As of March 31, 2003, there were no borrowings on the line. This facility expires in May 2003. Borrowings under this facility bear interest at the prime rate, which was 4.75% as of March 31, 2003, and are secured by substantially all the assets of the Company. The Company is required to maintain certain financial covenants related to working capital and quarterly maximum net loss amounts. At March 31, 2003, the Company was in compliance with these covenants.

     The following summarizes Packeteer’s commitments under debt and lease obligations, including interest where applicable, as of March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	2003	2004 through 2006	Thereafter

Capital leases	$939	$457	$482	$—
Operating leases	6,567	1,168	3,991	1,408
Note payable	308	163	145	—

Total	$7,814	$1,788	$4,618	$1,408

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities and capital expenditures will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $68.3 million at March 31, 2003 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or be available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 9 of the notes to the unaudited condensed consolidated financial statements.

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

OUR LIMITED OPERATING HISTORY AND THE RAPIDLY EVOLVING MARKET WE SERVE MAKES EVALUATING OUR BUSINESS PROSPECTS DIFFICULT

     We were incorporated in January 1996 and began shipping our products commercially in February 1997. Because of our limited operating history and the uncertain nature of the rapidly changing market that we serve, we believe the prediction of future results of operations is difficult. As an investor in our common stock, you should consider the risks and difficulties that we face in a new and rapidly evolving market. Some of the specific risks we face include our ability to:

-	execute our sales and marketing strategy;

-	maintain current and develop new relationships with key resellers, distributors, systems integrators and original equipment manufacturers, or OEMs; and

-	expand our domestic and international sales efforts.

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY COULD BE DIFFICULT TO SUSTAIN

     As of March 31, 2003, we had an accumulated deficit of $101.3 million. Although we have achieved profitability throughout fiscal 2002 and for the three months ended March 31, 2003, we incurred losses since we commenced operations until 2002, and our profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 53% of our net revenues in the three months ended March 31, 2003 and 58% and 55% of our net revenues in fiscal 2002 and 2001, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended March 31, 2003, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc., accounted for 22%, 16% and 10% of net revenues, respectively. For the three months ended March 31, 2002, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc., accounted for 18%, 13% and 11% of net revenues, respectively. Sales to our top 10 indirect channel partners accounted for 68% and 69% of net revenues in the three months ended March 31, 2003 and 2002, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

     We generally do not have significant unfulfilled product orders at any point in time. Substantially all of our revenues in any quarter depend upon customer orders that we receive and fulfill in that quarter. If revenues forecasted in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected. Furthermore, because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products or the loss of any significant indirect channel partner could harm our business.

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

     We currently contract with SMTC for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

-	reduced control over delivery schedules;

-	the potential lack of adequate capacity during periods of excess demand;

-	decrease in manufacturing yields and increases in costs;

-	the potential lack of quality assurance;

-	increases in prices; and

-	the potential misappropriation of our intellectual property.

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

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING SHAREHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

     We continually evaluate strategic acquisitions of other businesses. Our consummation of the acquisition of other businesses would subject us to a number of risks, including the following:

-	difficulty in integrating the acquired operations and retaining acquired personnel;

-	limitations on our ability to retain acquired distribution channels and customers;

-	diversion of management’s attention and disruption of our ongoing business; and

-	limitations on our ability to successfully incorporate acquired technology and rights into our product and service offerings and maintain uniform standards, controls, procedures, and policies.

     Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing shareholders.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

     Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. Competition for qualified personnel and management in the networking industry, including engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. With the exception of our CEO, we do not have employment contracts with any of our personnel. Our business will suffer if we encounter delays in hiring additional personnel as needed.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND WHO HAVE SIGNIFICANTLY GREATER RESOURCES THAN OUR COMPANY

     We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing, and customer support, any of which could harm our business. We compete with Cisco Systems, Inc. and CheckPoint Software Technologies Ltd., which sell products incorporating competing technologies. We also compete with several small private companies that utilize competing technologies to provide bandwidth management and compression. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for traffic management solutions.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of March 31, 2003 we have 11 issued U.S. patents and 34 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

     The market for application traffic management solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.

Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     We currently anticipate that our existing cash and investment balances will be sufficient to meet our liquidity needs for the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Fixed Income Investments

     Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income.

     We do not use derivative financial instruments. In general, our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2003 and the comparable fair values as of December 31, 2002.

	The comparable fair values as of					December 31,
	March 31, 2003					2002

(in thousands)	2003	2004	2005	Total	Fair Value	Fair Value

Cash equivalents	$32,030	$—	$—	$32,030	$32,031	$44,519
Weighted-average rate	1.17%	—	—
Short-term investments	10,965	9,043	—	20,008	20,129	11,339
Weighted-average rate	2.42%	2.14%	—
Long-term investments	—	12,375	1,274	13,649	13,691	7,991
Weighted-average rate	—	1.73%	3.31%

Total investment portfolio	$42,995	$21,418	$1,274	$65,687	$65,851	$63,849

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	Exhibit 99.1:	Sarbanes-Oxley Section 906 Certification – CEO

	Exhibit 99.2:	Sarbanes-Oxley Section 906 Certification - CFO

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 30th day of April, 2003.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté President and Chief Executive Officer

By:	/s/ DAVID YNTEMA

David Yntema Chief Financial Officer and Secretary

CERTIFICATIONS

I, Dave Côté, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Packeteer, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15 d - 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/	DAVE CÔTÉ

Dave Côté President and Chief Executive Officer

I, David Yntema, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Packeteer, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15 d - 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/	DAVID YNTEMA

David Yntema Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Exhibit 99.1:	Sarbanes-Oxley Section 906 Certification – CEO
Exhibit 99.2:	Sarbanes-Oxley Section 906 Certification – CFO