Form 10-Q
period 2003-06-30
PACKETEER INC
filed 2003-07-30
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 31,774,181 at July 24, 2003.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$42,202	$46,144
Short-term investments	21,190	11,339
Accounts receivable less allowance for doubtful accounts of $142 and $145, as of June 30, 2003 and December 31, 2002, respectively	7,691	7,145
Other receivables	244	410
Inventories	1,949	2,291
Prepaids and other current assets	1,042	1,302

Total current assets	74,318	68,631
Property and equipment, net	2,645	3,027
Long-term investments	12,935	7,991
Other assets	265	263

Total assets	$90,163	$79,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,000
Current portion of capital lease obligations	527	598
Current portion of note payable	199	188
Accounts payable	1,274	1,352
Accrued compensation	3,339	3,452
Other accrued liabilities	3,690	3,408
Deferred revenue	6,791	5,141

Total current liabilities	15,820	15,139
Capital lease obligations, less current portion	193	405
Note payable, less current portion	38	140
Long-term deferred revenue	964	827

Total liabilities	17,015	16,511
Stockholders’ equity:
Common stock, $0.001 par value; 85,000 shares authorized; 31,749 and 30,599 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	32	31
Additional paid-in capital	171,807	166,727
Deferred stock-based compensation	—	(19)
Accumulated other comprehensive income	25	165
Notes receivable from stockholders	(7)	(54)
Accumulated deficit	(98,709)	(103,449)

Total stockholders’ equity	73,148	63,401

Total liabilities and stockholders’ equity	$90,163	$79,912

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Product revenues	$14,558	$11,287	$28,718	$21,873
Service revenues	2,930	1,823	5,538	3,478

Total net revenues	17,488	13,110	34,256	25,351
Cost of revenues:
Product costs	3,045	2,435	5,922	4,836
Service costs	1,108	682	2,120	1,351

Total cost of revenues	4,153	3,117	8,042	6,187

Gross profit	13,335	9,993	26,214	19,164
Operating expenses:
Research and development (exclusive of stock-based compensation expense of $8 and $50 for the three months ended June 30, 2003 and 2002 and $19 and $132 for the six months ended June 30, 2003 and 2002, respectively)	3,044	2,632	5,848	5,383
Sales and marketing (exclusive of stock-based compensation expense of $37 and $81 for the three and six months ended June 30, 2002 respectively)	6,323	5,658	12,844	11,000
General and administrative (exclusive of stock-based compensation expense of $13 and $26 for the three and six months ended June 30, 2002 respectively)	1,370	1,249	2,705	2,279
Stock-based compensation	8	100	19	239

Total operating expenses	10,745	9,639	21,416	18,901

Income from operations	2,590	354	4,798	263
Other income, net	289	201	469	418

Income before taxes	2,879	555	5,267	681
Provision for income taxes	288	56	527	68

Net income	$2,591	$499	$4,740	$613

Basic net income per share	$0.08	$0.02	$0.15	$0.02

Diluted net income per share	$0.08	$0.02	$0.15	$0.02

Shares used in computing basic net income per share	31,481	30,074	31,154	30,037

Shares used in computing diluted net income per share	32,550	30,622	32,248	30,617

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$4,740	$613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	719	706
Other non-cash charges	19	279
Changes in operating assets and liabilities:
Accounts receivable, net	(546)	330
Inventories	342	(52)
Prepaids and other current assets	426	(115)
Accounts payable	(78)	(862)
Accrued compensation and other accrued liabilities	169	(581)
Deferred revenue	1,787	904

Net cash provided by operating activities	7,578	1,222

Cash flows from investing activities:
Purchases of property and equipment	(337)	(490)
Purchases of investments	(45,908)	(34,669)
Proceeds from sales and maturities of investments	30,973	34,551
Other assets	(2)	(15)

Net cash used in investing activities	(15,274)	(623)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,747	232
Sale of stock to employees under the ESPP	334	535
Proceeds from stockholders’ notes receivable	47	26
Repayments of line of credit	(1,000)	(350)
Payments of notes payable	(91)	(84)
Principal payments of capital lease obligations	(283)	(387)

Net cash provided by (used in) financing activities	3,754	(28)

Net increase (decrease) in cash and cash equivalents	(3,942)	571

Cash and cash equivalents at beginning of period	46,144	50,009

Cash and cash equivalents at end of period	$42,202	$50,580

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$71	$153

Cash paid during period for taxes	$343	$64

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (“Packeteer” or collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain previously reported amounts have been reclassified to conform to the current presentation format. While in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with its audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003.

     The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

2. STOCK-BASED COMPENSATION

     The Company adopted Financial Accounting Standard (FAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended FAS 123, “Accounting for Stock-Based Compensation”, in December 2002. As permitted under FAS 148, Packeteer has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$2,591	$499	$4,740	$613
Add: Stock-based compensation under APB 25	8	100	19	239
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1,831)	(1,846)	(3,318)	(3,363)

Net income (loss) pro forma	$768	$(1,247)	$1,441	$(2,511)

Earnings (loss) per share:
Basic and diluted – as reported	$0.08	$0.02	$0.15	$0.02
Basic and diluted – pro forma	$0.02	$(0.04)	$0.05	$(0.08)

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

     The Company has recently decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the

Company may have against the underwriters. The Packeteer defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement also will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

     The Company is occasionally involved in legal and administrative proceedings incidental to its normal business activities and also believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

4. GUARANTEES

     The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, which Packeteer adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The following provides a reconciliation of changes in Packeteer’s warranty reserve from December 31, 2002 to June 30, 2003. The Company provides no other guarantees.

(in thousands)
Accrued warranty obligations at December 31, 2002	$284
Provision for current period sales	234
Warranty costs incurred	(219)

Accrued warranty obligations at June 30, 2003	$299

5. INCOME TAXES

     Our income tax provisions for the periods ended June 30, 2003 and 2002 are primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the six-month periods ended June 30, 2003 and 2002, and the expected annual rate for the remainder of fiscal 2003, is approximately 10%.

6. NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period.

     The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Numerator:
Net income	$2,591	$499	$4,740	$613

Denominator:
Basic:
Weighted-average common shares outstanding	31,481	30,077	31,154	30,040
Less: common shares subject to repurchase	—	3	—	3

Basic weighted-average common shares outstanding	31,481	30,074	31,154	30,037

Diluted:
Basic weighted-average common shares outstanding	31,481	30,074	31,154	30,037
Add: potentially dilutive common shares from stock options and shares subject to repurchase	1,045	548	1,075	578
Add: potentially dilutive common shares from warrants	24	—	19	2

Diluted weighted-average common shares outstanding	32,550	30,622	32,248	30,617

Basic net income per share	$0.08	$0.02	$0.15	$0.02

Diluted net income per share	$0.08	$0.02	$0.15	$0.02

7. COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with the provisions of FAS 130, “Reporting Comprehensive Income.” FAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income is not considered material for the periods presented.

8. SEGMENT REPORTING

     The Company has adopted the provisions of FAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to these products. During the three months ended June 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 13% of total net revenues, respectively. For the six months ended June 30, 2003, the same two customers accounted for 23% and 14% of total net revenues, respectively. The same two customers also accounted for 19% and 16% of total net revenues, respectively, for the three months ended June 30, 2002 and 19% and 14% of total net revenues, respectively, for the six months ended June 30, 2002.

     Geographic Information

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Net revenues:
North America	$7,086	$6,048	$14,983	$10,373
Asia Pacific	5,243	3,419	10,018	8,228
Europe and rest of world	5,159	3,643	9,255	6,750

Total net revenues	$17,488	$13,110	$34,256	$25,351

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation of variable interest entities by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The Company does not have any ownership interests in Variable Interest Entities. The adoption of FIN 46 will not have a material impact on the Company’s results of operations or financial condition.

     In April 2003, the FASB issued FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 will not have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     Packeteer is a leading provider of application traffic management systems designed to enable enterprises to gain visibility and control of networked applications, extend network resources and align application performance with business priorities. For service providers, Packeteer systems provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. Our PacketShaper family of products, including the PacketShaper®, PacketSeeker™ and PacketShaper Xpress™ systems, integrates application discovery, analysis, control, acceleration and reporting technologies that are required for proactive application performance and bandwidth management. Our AppCelera™ family of Internet acceleration appliances employs secure socket layer (SSL) offload and advanced content compression, transformation and caching technologies to improve response times of mission critical enterprise, eBusiness and eCommerce web applications. Our ReportCenter™ and PolicyCenter® software products are designed to enable management of large deployments of our PacketShaper systems.

     Our products are deployed by Global 2000 corporations and service providers, and are sold through an established network of more than 100 resellers, distributors, system-integrators and OEMs in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise® software is licensed by several communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries or branch offices in Australia, Canada, Caymans, Denmark, England, France, Germany, Hong Kong, Japan, Korea, Singapore, Spain, and The Netherlands. From inception to date, we have shipped more than 27,000 units.

     We were incorporated in January 1996 and shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations.

     We have a limited operating history. As of June 30, 2003, we had an accumulated deficit of $98.7 million. We achieved profitability throughout fiscal 2002 and for the three and six months ended June 30, 2003. However, as we incurred losses since we commenced operations until 2002, profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability.

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

     The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of hardware and software products. Revenue is generally recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

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

     Inventory valuation. Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We currently contract with SMTC Manufacturing Corporation, or SMTC, for the manufacture of all of our products. We record inventory reserves for excess and obsolete inventories based on historical usage and forecasted demand. Factors which could cause our forecasted demand to prove inaccurate include our reliance on indirect sales channels and the variability of our sales cycle; the potential of announcements of our new products or enhancements to replace or shorten the life cycle of our current products, or cause customers to defer their purchases; loss of sales due to product shortages; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering our existing products obsolete. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

     Sales return reserve and allowance for doubtful accounts. In accordance with FAS 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at June 30, 2003 and December 31, 2002 were $768,000 and $875,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts at June 30, 2003 and December 31, 2002 was $142,000 and $145,000, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at June 30, 2003 and December 31, 2002 amounted to $299,000 and $284,000, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Product revenues	83%	86%	84%	86%
Service revenues	17	14	16	14

Total net revenues	100	100	100	100
Cost of revenues:
Product costs	18	19	17	19
Service costs	6	5	6	5

Total cost of revenues	24	24	23	24

Gross margin	76	76	77	76
Operating expenses:
Research and development	17	20	17	21
Sales and marketing	36	43	38	43
General and administrative	8	10	8	9
Amortization of stock-based compensation	—	1	—	2

Total operating expenses	61	74	63	75

Income from operations	15	2	14	1
Other income, net	2	2	1	1

Net income before taxes	17	4	15	2
Provision for taxes	2	0	1	0

Net income	15%	4%	14%	2%

     NET REVENUES

     Product revenues consist primarily of sales of our PacketShaper family of products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

     Total net revenues of $17.5 million in the three months ended June 30, 2003 increased $4.4 million, or 33%, from the $13.1 million reported in the same quarter of the prior year. Total net revenues increased to $34.3 million in the six months ended June 30, 2003, from $25.4 million in the same period of the prior year, an increase of 35%. Product revenues of $14.6 million for the three months ended June 30, 2003 increased $3.3 million, or 29%, from $11.3 million for the three months ended June 30, 2002. Product revenues for the six months ended June 30, 2003 increased 31% to $28.7 million from $21.9 million for the same period of the prior year. For both the three and six-month periods ended June 30, 2003, the increase is primarily a result of increased shipments of our higher end products, particularly the PacketShaper 6500 models. There were no significant selling price changes during any of the periods presented.

     Service revenues increased to $2.9 million in the three months ended June 30, 2003, from $1.8 million in the three months ended June 30, 2002, an increase of 61%. Service revenues for the six months ended June 30, 2003 increased to $5.5 million, from $3.5 million in the six months ended June 30, 2002, an increase of 59%. The increase is mainly due to an increase in the number of units on maintenance contracts.

     For the three months ended June 30, 2003, net revenues in North America of $7.1 million increased $1.1 million, from $6.0 million in the same period last year, and accounted for 41% of total net revenues, compared to 46% for the same period last year. Net revenues in Asia Pacific of $5.2 million for the three months ended June 30 2003, accounted for 30% of total net revenues compared to $3.4 million or 26% of total net revenues for the same period last year. Net revenues in Europe, the Middle East and Africa, or “EMEA”, of $5.2 million for the three months ended June 30, 2003, accounted for 29% of total net revenues, compared to $3.6 million and 28% of total net revenues for the three months ended June 30, 2002. For the six months ended June 30, 2003, net revenues in North America of $15.0 million increased $4.6 million from the $10.4 million reported in the six months ended June 30, 2002 and accounted for 44% of total net revenues. Net revenues in Asia Pacific, totalled $10.0 million in the six months ended June 30, 2003, an increase of $1.8 million from the $8.2 million reported for the six months ended June 30, 2002, and accounted for 29% of total net revenues. EMEA net revenues of $ 9.2 million for the six months ended June 30, 2003 increased $2.4 million from the $6.8 million reported in the six months ended June 30, 2002 and accounted for 27% of first half of 2003 total net revenues, consistent with the first half of 2002.

     During the three months ended June 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 13% of total net revenues, respectively. For the six months ended June 30, 2003, the same two customers accounted for 23% and 14% of total net revenues, respectively. The same two customers also accounted for 19% and 16% of total net revenues, respectively, for the three months ended June 30, 2002, and 19% and 14% of total net revenues, respectively, for the six months ended June 30, 2002. Sales to the top 10 indirect channel partners accounted for 66% of total net revenues in the first half of fiscal 2003 compared to 69% in the first half of fiscal 2002. At June 30, 2003, two customers accounted for 36% of accounts receivable.

     Despite our belief that worldwide economic growth and IT spending will remain relatively flat for at least 2003, we believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business in 2003. Our growth rate and total net revenue depend significantly on continued growth of the application traffic management solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance, which is dependent on both growing our installed customer base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders, shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

     COST OF REVENUES

     Our cost of revenues consists of the cost of finished products purchased from our turnkey contract manufacturer, overhead costs and service support costs. Our cost of revenues, $4.2 million in the three months ended June 30, 2003, increased $1.1 million, or 33%, from the $3.1 million reported in the same period of fiscal 2002. For the six months ended June 30, 2003, cost of revenues increased $1.8 million, or 30%, to $8.0 million from $6.2 million for the same period in 2002. The increase in costs was due to an increase in units shipped, as well as higher overhead costs and service support costs. The cost of revenues represented 24% of total net revenues for the three and six months ended June 30, 2003, consistent with 24% for the three and six months ended June 30, 2002.

     Product costs for the second quarter of 2003 increased by $610,000, or 25%, to $3.0 million from $2.4 million as reported in the second quarter of 2002. For the three months ended June 30, 2003, manufacturing costs increased $212,000 from the same quarter of fiscal 2002 due to increased units shipped. Other product costs, specifically warranty and rework costs, were up $344,000 from the second quarter of fiscal 2002. For the six months ended June 30, 2003, product costs increased $1.4 million, or 22%, to $5.9 million from $4.8 million for the same period in 2002. For the six months ended June 30, 2003, manufacturing costs increased $572,000 over the six months ended June 30, 2002 due to increased units shipped. Other product costs, specifically warranty, rework and parts costs were up $449,000 from the first half of 2002 as our contract manufacturer caught up on refurbishment of returned units. Despite these increases, product costs as a percentage of product sales decreased to 17% for the quarter and six months ended June 30, 2003, down 2% from the 19% reported in the same periods of 2002.

     Service costs for the second quarter of 2003 increased by $426,000, or 62%, to $1.1 million from $682,000 as reported in the second quarter of fiscal 2002. For the six months ended June 30, 2003, service costs increased 57%, or $769,000, to $2.1 million from $1.4 million for the same period in 2002. The increased service costs in the three months ended June 30, 2003 are due to increased personnel costs, as well as service fees related to an agreement previously entered into by the Company for the outsourcing of certain maintenance and support services beginning late in the third quarter of fiscal 2002. We expect service costs to continue at these higher levels as a result of this outsourcing arrangement, as well as the increase in the number of units under maintenance contracts.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper family of products and PacketWise software. Excluding the effects of stock-based compensation of $8,000 and $50,000 for the three months ended June 30, 2003 and 2002, respectively, research and development expenses of $3.0 million in the three months ended June 30, 2002, were up $412,000, or 16%, from the $2.6 million reported for the three months ended June 30, 2002. Excluding the effects of stock-based compensation of $19,000 and $132,000 for the six months ended June 30, 2003 and 2002, respectively, research and development expenses of $5.8 million increased $465,000, or 9%, from the $5.4 million in the same period in the prior year. Increased costs for the three and six month periods ended June 30, 2003 over the same periods in fiscal 2002, are primarily attributable to increased salaries and related personnel expenses, and to a lesser extent, project supplies and consulting. Research and development expenses represented 17% and 20% of total net revenues for the three months ended June 30, 2003 and 2002, respectively. Research and development expenses represented 17% and 21% of total net revenues for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We currently expect to experience somewhat higher spending levels in the upcoming quarters, but continue to target our spending to approach the lower end of our current long-term business model target of 18% to 20% of revenues going forward.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of our products as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $37,000 in the three months ended June 30, 2002, sales and marketing expenses increased to $6.3 million in the three months ended June 30, 2003, from $5.7 million in the same quarter in the prior year, an increase of 12%. Increases included personnel costs, specifically salaries and benefits, recruiting and commissions, and advertising and promotional costs. Excluding the effects of stock-based compensation of $81,000 for the six months ended June 30, 2002, sales and marketing expenses increased to $12.8 million in the six months ended June 30, 2003, or 17%, from the $11.0 million in the first half of the prior year.

Increases in personnel costs, specifically salaries and benefits, recruiting and commissions, as well as higher travel costs, accounted for most of the increase. Sales and marketing expenses represented 36% and 38% of total net revenues for the three and six month periods ended June 30, 2003 compared to 43% of total net revenues for the three and six months ended June 30, 2002. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future. We continue to work towards our long-term business model target showing sales and marketing expenses in the range of 26% to 28% of revenues, but do not expect to achieve this on a quarterly basis for at least the next twelve to eighteen months.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $13,000 for the three months ended June 30, 2002, general and administrative expenses increased to $1.4 million in the three months ended June 30, 2003, from $1.2 million in the same quarter of the prior year, an increase of 10%. Excluding the effects of stock-based compensation of $26,000 for the six months ended June 30, 2002, general and administrative expenses were $2.7 million, up 19% from the $2.3 million in the first half of the prior year. For the three and six months ending June 30, 2003, higher consulting and facilities expenses were partially offset by a decrease in personnel related expenses, as the second quarter of the prior year included costs related to the CEO transition and search. General and administrative expenses represented 8% of total net revenues for the three and six-month periods ended June 30, 2003 compared to 10% and 9% of total net revenues in the same periods of the prior year, respectively. We expect to see general and administrative expenses continue to decline as a percentage of revenue and expect to reach our long-term business model target of 6% to 7% of revenue within the next twelve months, although this may be delayed slightly as we incur the costs of complying with the requirements of Sarbanes-Oxley.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation was being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $8,000 and $100,000 in the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, stock based compensation expense was $19,000 and $239,000, respectively. All stock-based compensation has been fully amortized as of June 30, 2003.

     OTHER INCOME, NET

     Other income, net consists primarily of investment income from our cash, cash equivalents and investments, less interest expense related to our line of credit, debt and capital lease obligations, and other expenses. Other income, net increased to $289,000 in the three months ended June 30, 2003 from $201,000 in the same in the prior year, an increase of 44%. Other income, net of $469,000 for the six-month period ended June 30, 2003 increased $51,000 from the $418,000 for the six months ended June 30, 2002, an increase of 12%. This increase was primarily a result of lower interest expenses due to decreased levels of debt.

     INCOME TAX PROVISION

     Our income tax provisions for the three and six months ended June 30, 2003 and 2002, respectively, are primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three and six months ended June 2003 and the expected annual rate for 2003 is approximately 10%.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $76.3 million at June 30, 2003, an increase of $10.8 million from December 31, 2002.

     Net cash provided by operating activities was $7.6 million in the six months ended June 30, 2003, compared with net cash provided by operations of $1.2 million for the same period of the prior year. The increase in operating cash flows was primarily due to the increase in net income reported in the current period, compared to the six months ended June 30, 2002.

     Net cash used in investing activities increased to $15.3 million in the six months ended June 30 2003, compared to net cash used in investing activities of $623,000 for the same period in the prior year, primarily reflecting a greater movement of funds from cash and cash equivalents to investments with longer terms to maturity. Fixed asset purchases were $337,000 for the six months ended June 30, 2003, compared to $490,000 for the same period in the prior year.

     Net cash provided by financing activities was $3.8 million in the six months ended June 30, 2003, compared to $28,000 used by financing activities for the same period in the prior year. In the six months ended June 30, 2003, proceeds generated by issuance of common stock totaled $5.1 million, partially offset by $374,000 of payments on lease obligations, and notes payable. Additionally, during the first half of fiscal 2003 we paid down the $1.0 million balance remaining on our line of credit as of December 31, 2002. In the six months ended June 30, 2002, proceeds generated by issuance of common stock totaled $767,000, partially offset by repayments on the note payable of $84,000, lease obligation repayments totaling $387,000 and a $350,000 paydown on the line of credit.

     We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of June 30, 2003, approximately $720,000 was outstanding under capital lease obligations and $237,000 was outstanding on a note payable. The Company had a revolving credit facility against receivables, which provided for borrowings of up to $10.0 million. The balance outstanding on the line at December 31, 2002 was repaid in the first quarter of 2003 and the Company allowed the line to expire in May 2003.

     The following summarizes Packeteer’s commitments under debt and lease obligations, including interest where applicable, as of June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	2003	2004 through 2006	Thereafter

Capital leases	$786	$304	$482	$—
Operating leases	6,209	747	4,039	1,423
Note payable	308	163	145	—

Total	$7,248	$1,159	$4,666	$1,423

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities and capital expenditures will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $76.3 million at June 30, 2003 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or be available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

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

OUR LIMITED OPERATING HISTORY AND THE RAPIDLY EVOLVING MARKET WE SERVE MAKES EVALUATING OUR BUSINESS PROSPECTS DIFFICULT

     We were incorporated in January 1996 and began shipping our products commercially in February 1997. Because of our limited operating history and the uncertain nature of the rapidly changing market that we serve, we believe the prediction of future results of operations is difficult. As an investor in our common stock, you should consider the risks and difficulties that we face in a rapidly evolving market. Some of the specific risks we face include our ability to:

-	execute our sales and marketing strategy;

-	maintain current and develop new relationships with key resellers, distributors, systems integrators and original equipment manufacturers, or OEMs; and

-	expand our domestic and international sales efforts.

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY COULD BE DIFFICULT TO SUSTAIN

     As of June 30, 2003, we had an accumulated deficit of $98.7 million. Although we have achieved profitability throughout fiscal 2002 and for the three and six months ended June 30, 2003, we incurred losses since we commenced operations until 2002, and our profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 59% and 56% of our net revenues in the three months and six months ended June 30, 2003, respectively and 58% and 55% of our net revenues in fiscal 2002 and 2001, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our distributors, resellers and systems integrators in marketing our products.

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

IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRONG PARTNERING RELATIONSHIPS WITH OUR INDIRECT CHANNEL PARTNERS, OR IF THEIR SALES EFFORTS ON OUR BEHALF ARE NOT SUCCESSFUL, OR IF THEY FAIL TO PROVIDE ADEQUATE SERVICES TO OUR ENDUSER CUSTOMERS, OUR SALES MAY SUFFER AND OUR REVENUES MAY NOT INCREASE

     We rely primarily on an indirect distribution channel consisting of distributors, resellers, and systems integrators for our revenues. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended June 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 13% of net revenues, respectively. For the six months ended June 30, 2003, the same two customers accounted for 23% and 14% of total net revenues, respectively. The same two customers also accounted for 19%, and 16% of total net revenues, respectively, for the three months ended June 30, 2002 and 19% and 14% of total net revenues, respectively, for the six months ended June 30, 2002. Sales to the top 10 indirect channel partners accounted for 66% of net revenues in the first half of fiscal 2003, compared to 69% in the first half of fiscal 2002. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

     We currently contract with SMTC for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

-	reduced control over delivery schedules;

-	the potential lack of adequate capacity during periods of excess demand;

-	decreases in manufacturing yields and increases in costs;

-	the potential lack of quality assurance;

-	increases in prices; and

-	the potential misappropriation of our intellectual property.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of June 30, 2003 we have 11 issued U.S. patents and 37 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general, our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2003 and the comparable fair values as of December 31, 2002.

	The comparable fair values as of

						December
	June 30, 2003					31, 2002
(in thousands)
Expected Maturity Date	2003	2004	2005	Total	Fair Value	Fair Value

Cash equivalents	$40,194	$—	$—	$40,194	$40,196	$44,519
Weighted-average rate	0.92%	—	—
Short-term investments	18,537	2,632	—	21,169	21,190	11,339
Weighted-average rate	1.25%	1.30%	—
Long-term investments	—	11,649	1,284	12,933	12,935	7,991
Weighted-average rate	—	1.19%	3.31%

Total investment portfolio	$58,731	$14,281	$1,284	$74,296	$74,321	$63,849

Foreign Exchange

     We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in worldwide markets. All sales are currently made in U.S. dollars; and, as a result, a strengthening of the dollar could make our products less competitive in foreign markets. All operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to US Dollars upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company has recently decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Packeteer defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement also will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Stockholders’ Meeting was held on May 21, 2003 for the following purposes: (1) to elect three directors to serve until the 2006 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, (2) to approve certain provisions of the Packeteer, Inc. 1999 Stock Incentive Plan in order to preserve the Company’s ability to deduct in full certain plan-related compensation under Section 162(m) of the Internal Revenue Code, and (3) to ratify the appointment of KPMG LLP as the Company’s independent auditors.

1.	The following persons were elected as directors of the Company to serve until the 2006 Annual Stockholders’ Meeting, or until their successors are elected and qualified, with the votes indicated by their respective names below:

	Votes For	Votes Withheld

Dr. Hamid Ahmadi	25,891,355	256,300
L. William Krause	24,666,503	1,481,152
Peter Van Camp	16,499,564	9,648,091

Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees.

2.	The provisions of the Packeteer, Inc. 1999 Stock Incentive Plan were approved with the following votes:

For:	24,086,855
Against:	2,057,589
Abstain:	3,211

3.	The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was approved with the following votes:

For:	25,747,024
Against or Withheld:	393,686
Abstain:	6,945

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

     (b)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated April 17, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 30th day of July, 2003.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer

By:	/s/ DAVID YNTEMA

David Yntema
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO