Form 10-Q
period 2003-09-30
PACKETEER INC
filed 2003-10-30
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes [X]             No [   ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 32,075,002 at October 23, 2003.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2003	2002 (1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,279	$46,144
Short-term investments	22,817	11,339
Accounts receivable, net of allowance for doubtful accounts of $117 and $145, respectively	8,793	7,145
Other receivables	201	410
Inventories	2,349	2,291
Prepaids and other current assets	1,445	1,302

Total current assets	73,884	68,631
Property and equipment, net	2,432	3,027
Long-term investments	18,413	7,991
Other assets	259	263

Total assets	$94,988	$79,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,000
Current portion of capital lease obligations	478	598
Current portion of note payable	189	188
Accounts payable	2,233	1,352
Accrued compensation	2,734	3,452
Other accrued liabilities	3,967	3,408
Deferred revenue	7,134	5,141

Total current liabilities	16,735	15,139
Long-term liabilities:
Capital lease obligations, less current portion	86	405
Note payable, less current portion	—	140
Deferred revenue	1,074	827

Total liabilities	17,895	16,511
Stockholders’ equity:
Common stock, $0.001 par value;
85,000 shares authorized; 31,991 and 30,599 shares issued and outstanding, respectively	32	31
Additional paid-in capital	172,774	166,727
Deferred stock-based compensation	—	(19)
Accumulated other comprehensive income	27	165
Notes receivable from stockholders	(6)	(54)
Accumulated deficit	(95,734)	(103,449)

Total stockholders’ equity	77,093	63,401

Total liabilities and stockholders’ equity	$94,988	$79,912

(1)	This information is derived from Packeteer, Inc.’s audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Product revenues	$15,143	$12,006	$43,861	$33,879
Service revenues	3,289	2,031	8,827	5,509

Total net revenues	18,432	14,037	52,688	39,388
Cost of revenues:
Product costs	3,162	2,379	9,084	7,215
Service costs	1,096	805	3,216	2,156

Total cost of revenues	4,258	3,184	12,300	9,371

Gross profit	14,174	10,853	40,388	30,017
Operating expenses:
Research and development (exclusive of stock-based compensation expense of $26 for the three months ended September 30, 2002 and $19 and $158 for the nine months ended September 30, 2003 and 2002, respectively)	3,038	2,725	8,886	8,108
Sales and marketing (exclusive of stock-based compensation expense of $35 and $116 for the three and nine months ended September 30, 2002 respectively)	6,546	5,825	19,390	16,825
General and administrative (exclusive of stock-based compensation expense of $12 and $38 for the three and nine months ended September 30, 2002 respectively)	1,357	1,152	4,062	3,431
Stock-based compensation	—	73	19	312

Total operating expenses	10,941	9,775	32,357	28,676

Income from operations	3,233	1,078	8,031	1,341
Other income, net	72	309	541	727

Income before provision for income taxes	3,305	1,387	8,572	2,068
Provision for income taxes	330	139	857	207

Net income	$2,975	$1,248	$7,715	$1,861

Basic net income per share	$0.09	$0.04	$0.25	$0.06

Diluted net income per share	$0.09	$0.04	$0.24	$0.06

Shares used in computing basic net income per share	31,896	30,285	31,404	30,122

Shares used in computing diluted net income per share	32,858	30,427	32,522	30,343

     See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$7,715	$1,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,063	1,006
Other non-cash charges	19	391
Changes in operating assets and liabilities:
Accounts receivable, net	(1,648)	817
Inventories	(58)	(9)
Prepaids and other current assets	66	(401)
Accounts payable	881	(855)
Accrued compensation and other accrued liabilities	(159)	(1,424)
Deferred revenue	2,240	1,335

Net cash provided by operating activities	10,119	2,721

Cash flows from investing activities:
Purchases of property and equipment	(468)	(764)
Purchases of investments	(56,932)	(58,693)
Proceeds from sales and maturities of investments	34,894	44,224
Other assets	4	(107)

Net cash used in investing activities	(22,502)	(15,340)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,268	644
Sale of stock to employees under the ESPP	780	885
Proceeds from stockholders’ notes receivable	48	27
Repayments of line of credit	(1,000)	(851)
Payments of notes payable	(139)	(127)
Principal payments of capital lease obligations	(439)	(557)

Net cash provided by financing activities	4,518	21

Net decrease in cash and cash equivalents	(7,865)	(12,598)

Cash and cash equivalents at beginning of period	46,144	50,009

Cash and cash equivalents at end of period	$38,279	$37,411

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$99	$214

Cash paid during period for taxes	$556	$92

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

     The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2003.

2.	STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, in December 2002. As permitted under SFAS 148, Packeteer has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$2,975	$1,248	$7,715	$1,861
Add: Stock-based compensation under APB 25, net of tax	—	66	17	281
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,041)	(1,775)	(5,357)	(5,114)

Net income (loss) pro forma	$934	$(461)	$2,375	$(2,972)

Net income (loss) per share:
Basic – as reported	$0.09	$0.04	$0.25	$0.06
Diluted – as reported	$0.09	$0.04	$0.24	$0.06
Basic – pro forma	$0.03	$(0.02)	$0.08	$(0.10)
Diluted – pro forma	$0.03	$(0.02)	$0.08	$(0.10)

3.	CONTINGENCIES

     In November 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain officers and directors of the Company, and the underwriters of the Company’s initial public offering. An amended complaint, captioned In re Packeteer, Inc. Initial Public Offering Securities Litigation, 01-CV-10185 (SAS), was filed on April 20, 2002.

     The amended complaint alleges violations of the federal securities laws on behalf of a purported class of those who acquired the Company’s common stock between the date of the Company’s initial public offering, or IPO, and December 6, 2000. The amended complaint alleges that the description in the prospectus for the Company’s IPO was materially false and misleading in describing the compensation to be earned by the underwriters of the Company’s IPO, and in not describing certain alleged arrangements among underwriters and initial purchasers of the Company’s common stock. The amended complaint seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 27, 1999 and December 6, 2000.

     In July 2002, the Company and the individual defendants joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in early November 2002. On February 19, 2003, the Court issued an Opinion and Order denying the motion to dismiss as to the Company. In addition, in October 2002, the individual defendants were dismissed without prejudice.

     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiffs’ allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

     The Company is occasionally involved in legal and administrative proceedings incidental to its normal business activities and also believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

4.	GUARANTEES

     The Company records a liability for estimated warranty obligations at the date products are sold. This warranty reserve approximates the aggregate amount of expected replacement and repair costs for our products. Our warranty reserve is based on historical product repair and replacement information. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2002 to September 30, 2003 (in thousands):

Accrued warranty obligations at December 31, 2002	$284
Provision for current period sales	335
Warranty costs incurred	(306)

Accrued warranty obligations at September 30, 2003	$313

     Additionally, our distributor and reseller agreements generally include a provision for indemnifying such parties against certain liabilities if our products are claimed to infringe a third party’s intellectual property rights. To date we have not incurred any costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

5.	INCOME TAXES

     Our income tax provisions for the periods ended September 30, 2003 and 2002 are primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the nine-month periods ended September 30, 2003 and 2002 is approximately 10%.

6.	NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At September 30, 2003 and 2002, there were 352,305 and 1,789,202 shares, respectively, issuable upon exercise of stock options and warrants excluded from the computation because the exercise price was greater than the average market price.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income	$2,975	$1,248	$7,715	$1,861

Denominator:
Basic:
Weighted-average common shares outstanding	31,896	30,287	31,404	30,124
Less: common shares subject to repurchase	—	2	—	2

Basic weighted-average common shares outstanding	31,896	30,285	31,404	30,122

Diluted:
Basic weighted-average common shares outstanding	31,896	30,285	31,404	30,122
Add: potentially dilutive common shares from stock options and shares subject to repurchase	937	142	1,096	221
Add: potentially dilutive common shares from warrants	25	—	22	—

Diluted weighted-average common shares outstanding	32,858	30,427	32,522	30,343

Basic net income per share	$0.09	$0.04	$0.25	$0.06

Diluted net income per share	$0.09	$0.04	$0.24	$0.06

7.	COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income is not considered material for the periods presented.

8.	SEGMENT REPORTING

     The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis substantially similar to the accompanying condensed consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. During the three months ended September 30, 2003, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc, accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 13% of total net revenues, respectively. Sales to three customers, Alternative Technology, Inc., Westcon Inc. and Macnica Inc. accounted for 23%, 16% and 14% of total net revenues, respectively, for the three months ended September 30, 2002 and 20%, 15% and 11% of total net revenues, respectively, for the nine months ended September 30, 2002.

     Geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
North America	$7,730	$6,477	$22,713	$16,850
Asia Pacific	5,947	4,578	15,965	12,806
Europe and Rest of World	4,755	2,982	14,010	9,732

Total net revenues	$18,432	$14,037	$52,688	$39,388

     Net revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation of variable interest entities by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The Company does not have any ownership interests in Variable Interest Entities. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial condition.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities". SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of SFAS 149 will not have an impact on the Company’s condensed consolidated financial statements.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have an impact on the Company’s condensed consolidated financial statements.

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

     Our products are deployed by Global 2000 corporations and service providers, and are sold through an established network of more than 100 resellers, distributors and system-integrators in more than 50 countries. Our products are built on hardware platforms based on Intel-compatible microprocessor technologies. In addition, PacketWise® software is licensed by several communications industry partners who integrate the software into specific strategic networking solutions. We primarily use indirect channels to leverage the reach of our sales force and to obtain worldwide coverage. Our sales and marketing efforts are used to develop brand awareness and support our indirect channels. We have subsidiaries or branch offices in Australia, Canada, Caymans, Denmark, England, France, Germany, Hong Kong, Japan, Korea, Singapore, Spain, and The Netherlands. From inception to date, we have shipped more than 29,000 units.

     We were incorporated in January 1996 and shipped our first product in February 1997. Since then, we have focused on developing additional products and product enhancements, building our worldwide indirect sales channel and establishing our sales, marketing and customer support organizations.

     We have a limited positive operating history. As of September 30, 2003, we had an accumulated deficit of $95.7 million. We achieved profitability throughout 2002 and for the three and nine months ended September 30, 2003. However, as we incurred losses since we commenced operations until 2002, profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation allowances including sales return reserves and allowance for doubtful accounts, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     We assess collectibility based on a number of factors, including credit worthiness of the customer and past transaction history with the customer.

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

     Sales return reserve and allowance for doubtful accounts. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at September 30, 2003 and December 31, 2002 were $425,000 and $875,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts at September 30, 2003 and December 31, 2002 was $117,000 and $145,000, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at September 30, 2003 and December 31, 2002 were $313,000 and $284,000, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Product revenues	82%	86%	83%	86%
Service revenues	18	14	17	14

Total net revenues	100	100	100	100
Cost of revenues:
Product costs	17	17	17	18
Service costs	6	6	6	6

Total cost of revenues	23	23	23	24

Gross margin	77	77	77	76
Operating expenses:
Research and development	16	19	17	20
Sales and marketing	36	41	37	43
General and administrative	7	8	8	9
Amortization of stock-based compensation	—	1	—	1

Total operating expenses	59	69	62	73

Income from operations	18	8	15	3
Other income, net	—	2	1	2

Net income before provision for income taxes	18	10	16	5
Provision for income taxes	2	1	1	0

Net income	16%	9%	15%	5%

     NET REVENUES

     Product revenues consist primarily of sales of our PacketShaper family of products. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues.

     Total net revenues of $18.4 million in the three months ended September 30, 2003 increased $4.4 million, or 31%, from the $14.0 million reported in the same three months of the prior year. Total net revenues of $52.7 million increased $13.3 million, or 34%, in the nine months ended September 30, 2003, from $39.4 million in the same period of the prior year. Product revenues of $15.1 million for the three months ended September 30, 2003 increased $3.1 million, or 26%, from $12.0 million for the three months ended September 30, 2002. Product revenues of $43.9 million for the nine months ended September 30, 2003 increased $10.0 million, or 29%, from $33.9 million for the same period of the prior year. For both the three and nine-month periods ended September 30, 2003, the increase in product revenues is primarily a result of increased shipments of our higher end products, particularly the PacketShaper 6500 models. There were no significant selling price changes during any of the periods presented.

     Service revenues of $3.3 million in the three months ended September 30, 2003, increased $1.3 million, or 62%, from the $2.0 million reported in the same three months of the prior year. Service revenues of $8.8 million for the nine months ended September 30, 2003 increased $3.3 million, or 60%, from $5.5 million in the same period of the prior year. The increase is mainly due to an increase in the number of units on maintenance contracts.

     For the three months ended September 30, 2003, net revenues in North America of $7.7 million increased $1.2 million, from $6.5 million in the same period last year, and accounted for 42% of total net revenues, compared to 46% for the same period last year. Net revenues in Asia Pacific of $5.9 million for the three months ended September 30 2003, accounted for 32% of total net revenues compared to $4.6 million or 33% of total net revenues for the same period last year. Net revenues in Europe, the Middle East and Africa, or “EMEA”, of $4.8 million for the three months ended September 30, 2003, accounted for 26% of total net revenues, compared to $3.0 million and 21% of total net revenues for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net revenues in North America of $22.7 million increased $5.8 million from the $16.9 million reported in the nine months ended September 30, 2002 and accounted for 43% of total net revenues, the same percentage as reported in the nine months ended September 30, 2002. Net revenues in Asia Pacific, totaled $16.0 million in the nine months ended September 30, 2003, an increase of $3.2 million from the $12.8 million reported for the nine months ended September 30, 2002, and accounted for 30% of total net revenues, compared to 33% for the same period last year. EMEA net revenues of $14.0 million for the nine months ended September 30, 2003 accounted for 27% of revenues and increased $4.3 million from the $9.7 million, or 25% of net revenues, reported in the nine months ended September 30, 2002.

     During the three months ended September 30, 2003, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc, accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 13% of total net revenues, respectively. For the three months ended September 30, 2002, three customers, Alternative Technology, Inc., Westcon, Inc., and Macnica Inc. accounted for 23%, 16% and 14% of total net revenues, respectively. For the nine months ended September 30, 2002, the same three customers accounted for 20%, 15% and 11% of total net revenues, respectively. At September 30, 2003, three customers accounted for 30% of accounts receivable.

     Despite our belief that worldwide economic growth and IT spending will remain relatively flat for the remainder of 2003, we believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business in the fourth quarter of 2003. Our growth rate and total net revenue depend significantly on continued growth of the application traffic management solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units on maintenance, which is dependent on both growing our installed customer base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders, shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

     COST OF REVENUES

     Our cost of revenues consists of the cost of finished products purchased from our turnkey contract manufacturer, overhead costs and service support costs. Our cost of revenues was $4.3 million in the three months ended September 30, 2003, an increase of $1.1 million, or 34%, from the $3.2 million reported in the same period of the prior year. For the nine months ended September 30, 2003, cost of revenues increased $2.9 million, or 31%, to $12.3 million from $9.4 million for the same period in the prior year. The increase in costs was due to an increase in units shipped, as well as higher overhead costs and service support costs. The cost of revenues represented 23% of total net revenues for the three and nine months ended September 30, 2003, consistent with 23% and 24% for the three and nine months ended September 30, 2002, respectively.

     Product costs for the three months ended September 30, 2003 increased by $783,000, or 33%, to $3.2 million from the $2.4 million reported in the same period of the prior year. For the three months ended September 30, 2003, manufacturing costs increased $455,000 from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Other product costs, specifically warranty, rework and fulfillment costs, were up $278,000 from the same period of the prior year. For the nine months ended September 30, 2003, product costs increased $1.9 million, or 26%, to $9.1 million from $7.2 million for the same period in the prior year. For the nine months ended September 30, 2003, manufacturing costs increased $1.0 million over the nine months ended September 30, 2002 due primarily to an increase in units shipped and, to a lesser extent, product mix. Other product costs, specifically warranty, rework and fulfillment costs were up $736,000 from the same period of the prior year. Despite these increases, product costs as a percentage of product sales, 21% for the three and nine months ended September 30, 2003, remained consistent with the 20% and 21% of product sales reported for the three and nine months ended September 30, 2002, respectively.

     Service costs for the three months ended September 30, 2003 increased by $291,000, or 36%, to $1.1 million from $805,000 reported for the same period of the prior year. For the nine months ended September 30, 2003, service costs increased $1.0 million, or 49%, to $3.2 million from $2.2 million for the same period in the prior year. The increased service costs in both the three and nine months ended September 30, 2003 are due to increased personnel costs, as well as service fees related to an agreement previously entered into by the Company for the outsourcing of certain maintenance and support services beginning late in the third quarter of the prior year. We expect service costs to continue at these higher levels as a result of this outsourcing arrangement, as well as the increase in the number of units under maintenance contracts.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development, testing and enhancement of the PacketShaper family of products and PacketWise software. Excluding the effects of stock-based compensation of $26,000 for the three months ended September 30, 2002, research and development expenses of $3.0 million in the three months ended September 30, 2003, were up $313,000, or 11%, from the $2.7 million reported for the three months ended September 30, 2002. Excluding the effects of stock-based compensation of $19,000 and $158,000 for the nine months ended September 30, 2003 and 2002, respectively, research and development expenses of $8.9 million increased $778,000, or 10%, from the $8.1 million in the same period in the prior year. Increased costs for the three and nine month periods ended September 30, 2003 over the same periods in the prior year, are primarily attributable to increased salaries and related personnel expenses. Research and development expenses represented 16% and 19% of total net revenues for the three months ended September 30, 2003 and 2002, respectively. Research and development expenses represented 17% and 20% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We currently expect to experience somewhat higher spending levels in the upcoming quarters, but continue to target our spending to approach the lower end of our current long-term business model target of 18% to 20% of revenues going forward.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales and marketing of our products as well as related trade show, promotional and public relations expenses. Excluding the effects of stock-based compensation of $35,000 in the three months ended September 30, 2002, sales and marketing expenses increased to $6.5 million in the three months ended September 30, 2003, an increase of $721,000, or 12%, from the $5.8 million reported for the three months ended September 30, 2002. Increases included personnel costs, specifically salaries and commissions, and travel related costs. Excluding the effects of stock-based compensation of $116,000 for the nine months ended September 30, 2002, sales and marketing expenses for the nine months ended September 30, 2003 of $19.4 million increased $2.6 million, or 15%, from the $16.8 million for the same period last year. Increases in personnel costs, specifically salaries, recruiting and commissions, as well as higher travel costs, accounted for most of the increase. Sales and marketing expenses represented 36% and 41% of total net revenues for the three months ended September 30, 2003 and 2002, respectively. Sales and marketing expenses represented 37% and 43% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect our absolute dollar expenses to increase in the future. We expect that sales and marketing expenses will continue to exceed our long-term business model target of 26% to 28% of revenues for at least the next twelve to eighteen months, although our quarterly spending targets assume gradual reductions in total expenses as a percent of revenues.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees and other general corporate expenses. Excluding the effects of stock-based compensation of $12,000 for the three months ended September 30, 2002, general and administrative expenses increased to $1.4 million in the three months ended September 30, 2003, from $1.2 million in the same period of the prior year, an increase of $205,000, or 18%. Increases included personnel costs, specifically salaries, and consulting fees. Excluding the effects of stock-based compensation of $38,000 for the nine months ended September 30, 2002, general and administrative expenses for the nine months ended September 30, 2003 were $4.1 million, up $631,000, or18%, from the $3.4 million for the same period in the prior year. For the nine months ending September 30, 2003, higher consulting and facilities expenses were partially offset by a decrease in personnel related expenses, as the second quarter of the prior year included costs related to the CEO transition and search. General and administrative expenses represented 7% and 8% of total net revenues for the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses represented 8% and 9% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively. Within the next twelve months, we expect to reach our long-term business model target of 6% to 7% of revenues, although this may be delayed slightly as we continue to incur the costs of complying with the requirements of Sarbanes-Oxley.

     STOCK-BASED COMPENSATION

     Stock-based compensation resulted primarily from stock option grants to employees and options assumed in the Workfire acquisition. Stock-based compensation was being amortized in accordance with FIN 28 over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $0 and $73,000 in the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, stock based compensation expense was $19,000 and $312,000, respectively. All stock-based compensation was fully amortized as of June 30, 2003.

     OTHER INCOME, NET

     Other income, net consists primarily of investment income from our cash, cash equivalents and investments, less interest expense related to our line of credit, debt and capital lease obligations, and other expenses. Other income, net decreased to $72,000 in the three months ended September 30, 2003 from $309,000 for the same period in the prior year, a decrease of 77%. Other income, net of $541,000 for the nine-month period ended September 30, 2003 decreased $186,000 from the $727,000 for the same period in the prior year, a decrease of 26%. This decrease was primarily a result of lower interest income due to lower interest rates, offset by lower interest expenses due to decreased levels of debt.

     INCOME TAX PROVISION

     Our income tax provisions for the three and nine months ended September 30, 2003 and 2002, respectively, are primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three and nine months ended September 30, 2003 and the expected annual rate for 2003, is approximately 10%.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the sale of preferred and common stock and other financing activities such as bank credit against accounts receivable, subordinated debt offerings and equipment leasing and loans. Cash, cash equivalents and investments totaled $79.5 million at September 30, 2003, an increase of $14.0 million from December 31, 2002.

     Net cash provided by operating activities was $10.1 million in the nine months ended September 30, 2003, compared with net cash provided by operations of $2.7 million for the same period of the prior year. The increase in operating cash flows was primarily due to the increase in net income reported in the current period, compared to the nine months ended September 30, 2002.

     Net cash used in investing activities increased to $22.5 million in the nine months ended September 30 2003, compared to net cash used in investing activities of $15.3 million for the same period in the prior year, primarily reflecting a greater movement of funds from cash and cash equivalents to investments with longer terms to maturity. Fixed asset purchases were $468,000 for the nine months ended September 30, 2003, compared to $764,000 for the same period in the prior year.

     Net cash provided by financing activities was $4.5 million in the nine months ended September 30, 2003, compared to $21,000 provided by financing activities for the same period in the prior year. In the nine months ended September 30, 2003, proceeds generated by issuance of common stock totaled $6.0 million, partially offset by $578,000 of payments on lease obligations, and notes payable. Additionally, during the current year we paid down the $1.0 million balance remaining on our line of credit as of December 31, 2002.

     We have entered into capital leases and notes payable to finance the acquisition of computer software, hardware and furniture. As of September 30, 2003, approximately $564,000 was outstanding under capital lease obligations and $189,000 was outstanding on a note payable. The Company had a revolving credit facility against receivables, which provided for borrowings of up to $10.0 million.

     The balance outstanding on the line at December 31, 2002 was repaid in the first quarter of 2003 and the Company allowed the line to expire in May 2003.

     The following summarizes Packeteer’s commitments under debt and lease obligations, including interest where applicable, as of September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	2003 (1)	2004 - 2006	Thereafter

Amounts reflected in Balance Sheet
Capital leases (2)	$606	$114	$492	$—
Note payable (2)	199	54	145	—

Subtotal	805	168	637	—
Other cash obligations not reflected in Balance Sheet
Operating leases	5,856	376	4,058	1,422

Total	$6,661	$544	$4,695	$1,422

(1)	Cash obligations for the remainder of 2003.

(2)	Includes related interest.

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities and capital expenditures will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $79.5 million at September 30, 2003 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the foreseeable future. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or be available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY COULD BE DIFFICULT TO SUSTAIN

     As of September 30, 2003, we had an accumulated deficit of $95.7 million. Although we have achieved profitability throughout 2002 and for the three and nine months ended September 30, 2003, we incurred losses since we commenced operations until 2002, and our profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

OUR FUTURE OPERATING RESULTS MAY NOT MEET ANALYSTS’ EXPECTATIONS AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. Our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. Our operating results are likely to fluctuate in the future on both a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results to fluctuate include variations in:

-	the timing and size of orders and shipments of our products;

-	the mix of products we sell;

-	the mix of channels through which those products are sold;

-	the average selling prices of our products; and

-	the amount and timing of our operating expenses

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 58% and 57% of our net revenues in the three months and nine months ended September 30, 2003, respectively, and 58% and 55% of our net revenues in 2002 and 2001, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our distributors, resellers and systems integrators in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended September 30, 2003, three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc, accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 13% of total net revenues, respectively. Sales to three customers, Alternative Technology, Inc., Westcon Inc. and Macnica Inc. accounted for 23%, 16% and 14% of total net revenues, respectively, for the three months ended September 30, 2002 and 20%, 15% and 11% of total net revenues, respectively, for the nine months ended September 30, 2002. Sales to the top 10 indirect channel partners accounted for 66% of net revenues in the first nine months ended September 30, 2003, compared to 67% for the same period of the prior year. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results and liquidity.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     Most of our revenues have been derived from sales of our PacketShaper family of products and related maintenance and training services. We currently expect that PacketShaper-related revenues will continue to account for a substantial percentage of our revenues in 2003 and for the foreseeable future thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our PacketShaper family of products and enhanced PacketShaper applications. Our business will be harmed if our PacketShaper products do not continue to achieve market acceptance or if we fail to develop and market improvements to our PacketShaper products or new and enhanced products. A decline in demand for our PacketShaper family of products as a result of competition, technological change or other factors would harm our business.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2003, we have 12 issued U.S. patents and 39 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general, our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2003 and the comparable fair values as of December 31, 2002 (in thousands):

	The comparable fair values as of

	September 30, 2003					December 31, 2002

Expected Maturity Date	2003	2004	2005	Total	Fair Value	Fair Value

Cash equivalents	$36,260	$—	$—	$36,260	$36,262	$44,519
Weighted-average rate	0.97%	—	—
Short-term investments	19,190	3,621	—	22,811	22,817	11,339
Weighted-average rate	1.23%	1.26%	—
Long-term investments	—	11,646	6,747	18,393	18,413	7,991
Weighted-average rate	—	1.19%	1.37%

Total investment portfolio	$55,450	$15,267	$6,747	$77,464	$77,492	$63,849

Foreign Exchange

     We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in worldwide markets. All sales are currently made in U.S. dollars; and, as a result, a strengthening of the dollar could make our products less competitive in foreign markets. All operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to U.S. dollars upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth under Note 3, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

     (b)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated July 17, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the three and six months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 30th day of October, 2003.

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