Form 10-K
period 2003-12-31
PACKETEER INC
filed 2004-03-05
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

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

     Based on the closing sale price of the common stock on the Nasdaq National Market on June 30, 2003, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $360,307,604. Shares of common stock held by each officer and director and by each person known by the Registrant to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 32,803,380 at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Part I
	Item 1.	Business	1
	Item 2.	Properties	23
	Item 3.	Legal Proceedings	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
Part II
	Item 5.	Market For Registrant’s Common Stock and Related Stockholder Matters	24
	Item 6.	Selected Financial Data	25
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	36
	Item 8.	Financial Statements and Supplementary Data	36
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
	Item 9A.	Controls and Procedures	59
Part III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal Accountant Fees and Services
Part IV
	Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	59
Signatures			60
EXHIBIT 10.25
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below in “Risk Factors.” Forward-looking statements in this report include, but are not limited to, those relating to future revenues and revenue growth, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, future profits and liquidity, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See “Risk Factors.”

Overview

      Packeteer is a leading provider of application traffic management systems designed to deliver a broad set of visibility, control, and compression capabilities to enterprise customers and service providers. For enterprise customers, the system is designed to enable Information Technology, or IT, organizations to effectively align application and network resources with the priorities of the business, while providing measurable cost savings in wide area network, or WAN, infrastructure investments. For service providers, the Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions.

      The Packeteer application traffic management system consists of a family of appliances with performance capabilities that make them capable of deployment within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured to deliver the full range of application traffic management solutions, from visibility with PacketSeeker®, to control with PacketShaper®, to compression with PacketShaper XpressTM. In addition, each appliance can be managed individually or in context of a completely integrated policy-based application traffic management system distributed across multiple locations, using our ReportCenterTM or PolicyCenterTM software products.

      Packeteer’s products are deployed at more than 5,000 enterprises and service providers worldwide, and are sold through an established network of more than 100 resellers, distributors and system-integrators in more than 50 countries, complemented by our direct sales organization. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.

      We were incorporated in Delaware in January 1996 and began shipping our products in February 1997. To date we have shipped more than 30,000 units. We have subsidiaries or branch offices in Australia, Canada, Denmark, France, Germany, Hong Kong, Japan, Singapore, Spain, South Korea, the Netherlands and the United Kingdom. In this report, “Company”, “Packeteer,” “we,” “us,” and “our” refer to Packeteer, Inc. and its subsidiaries. Investors may access our filings with the Securities and Exchange Commission on our website, which is located on the Internet at www.packeteer.com, but the information on our website does not constitute part of this Annual Report.

Industry Background

The Emergence of Internet Computing

      The Internet and Transmission Control Protocol/ Internet Protocol, or TCP/ IP, have enabled a new generation of interactive applications to allow information to be exchanged and business processes to be distributed beyond the traditional boundaries of the enterprise. As a result, these distributed applications empower companies to conduct business with employees, customers, partners and suppliers regardless of their physical location. Protocols are predefined mechanisms for computers to communicate over networks. TCP/ IP is a two-layer program. The higher layer, TCP, manages the assembly of a file into smaller packets that are transmitted over the Internet and received by a TCP layer that reassembles the packets into the original message. The lower layer, IP, handles the address part of each packet so it gets to the right destination.

      The emergence of Internet computing has created new challenges for IT managers. As more core business applications, such as SAP, Oracle, and Siebel, become distributed and web-enabled, and the use of video over IP and voice over IP increases, the amount of network data increases dramatically. This increase in data makes it difficult for businesses to ensure the performance of their applications. Further, enterprise users access graphic-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access peer-to-peer applications, instant messaging and other critical and non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.

      Unlike early non-interactive applications that did not require real-time responsiveness, today’s business applications depend on timely access to data and real-time transaction responses to ensure productivity and a high quality of experience for end users. The shift toward real-time, delay-sensitive data is accelerating as corporations begin to converge database transactions and multimedia traffic onto their enterprise networks. TCP/ IP is unable to differentiate between traffic types and is designed so that each transmission attempts to consume all available bandwidth. These characteristics, which make TCP/ IP suitable for non-interactive traffic, threaten the performance of today’s mission-critical applications.

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

Limitations of Existing Approaches

      Businesses and service providers currently employ several approaches in an attempt to alleviate network congestion at the WAN access link. These approaches include the following:

      Adding bandwidth and infrastructure to over-provision the network. This approach requires expensive upgrades to WAN access links and associated network equipment. Additional bandwidth may be unavailable in many international markets. Moreover, incremental increases in bandwidth may only temporarily alleviate network congestion, and do not ensure that the additional bandwidth is available to mission critical applications, leaving the following problems unresolved:

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

      Implementing queuing-based approaches. Queuing technologies provide some degree of prioritization and are frequently incorporated in routers, which are devices that forward data packets from one LAN or WAN to another. These implementations engage only after queues form, and attempt to provide QoS by reordering packets and then discarding packets when the queues overflow. Queuing-based approaches typically identify and prioritize traffic based on rudimentary characteristics such as port number, a simplistic mechanism to coordinate the transmission of application data, IP address or protocol type. While these approaches can alleviate some of the bandwidth contention problems, they are inadequate to handle an increasingly complex mix of interactive and real-time mission-critical applications for the following reasons:

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

      Deploying traditional compression technologies. Products are available which compress traffic. Although compression can increase available bandwidth, which effectively increases network capacity and avoids bandwidth upgrades, the network and application performance problems are not necessarily eliminated. As TCP/ IP protocol is inherently bursty, non-critical applications, even though compressed, may still consume the available bandwidth. In addition, the following problems are also introduced when deploying traditional compression technologies:

•	Latency, or the amount of time it takes a packet to travel from source to destination, which can negatively affect performance;

•	Non selective compression, which results in some already compressed application traffic being delayed with no discernable benefit to performance; and

•	Difficulty in configuring and maintaining compression tunnels.

      Installing network management tools. Several vendors provide software that analyzes and monitors network traffic. While these products enable network administrators to determine how bandwidth is being utilized, thereby identifying where bandwidth management is required, they do not comprise a complete solution for the following reasons:

•	Traditional network management tools only monitor and report network performance and bandwidth utilization, offering no means of fixing or resolving performance problems; and

•	As is the case with queuing-based approaches, traditional network management tools are reactive in nature in that they detect problems once they occur and do not prevent similar problems in the future.

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

The Packeteer Solution

      Packeteer is a leading provider of application traffic management systems designed to deliver a broad set of visibility, control and compression capabilities to enterprise customers and service providers. For enterprise customers, the system is designed to enable IT organizations to effectively align applications and network resources with the priorities of the business. For service providers, the Packeteer system is designed to provide a platform for delivering application-intelligent network services that control QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. Packeteer’s application traffic management system is based on the following:

•	Visibility. Before an organization can control application performance on the WAN, it needs to know what is running on its network and how the network is performing. Packeteer’s monitoring capabilities involve automatic identification and classification of traffic through Layer 7, the applications layer, which is the highest layer in the industry standard Open Systems Interconnection, or OSI, model. This application-layer insight is designed to enable organizations to analyze application performance and network utilization accurately. Packeteer’s performance analysis determines response times, delays, link utilization, and other crucial metrics. Depending on the size of the Packeteer deployment, performance analysis may be captured via onboard or centralized reporting.

•	Control. Once an organization knows what is running on its network and how the network is performing, it can use Packeteer’s control capabilities to set policies that align application performance in support of business needs. PacketShaper systems allow mission-critical applications to perform efficiently and reliably by allocating varying amounts of bandwidth to applications depending on their relative importance. For instance, network managers can tailor policy management and bandwidth allocation to suit the requirements of particular applications or traffic, such as Citrix, SAP, Siebel, Video over IP and Voice over IP. Meanwhile, peer-to-peer file sharing, casual web browsing and other unsanctioned traffic can be eliminated or minimized, depending on an organization’s available network resources and business priorities.

•	Compression. Once an organization sets controls to protect critical applications and contain non-critical traffic, the next step is to deploy compression to stretch the current network capacity and further improve application performance by ensuring that the extra capacity goes to critical applications first. PacketShaper Xpress provides a software option that utilizes application-intelligent compression, latency management and tunnel management to accelerate policy-managed business traffic.

•	Centralized Management. Packeteer systems provide reports describing current and historical network performance. Comprehensive reports, graphs and tables enable network managers to refine bandwidth management policies, evaluate efficiency and plan capacity. Packeteer systems automatically measure per- transaction response times for each application. Managers can set, enforce and monitor service-level agreements, which quantify desired QoS for a particular application or customer. Packeteer’s PolicyCenter, a Windows based software solution, is designed to simplify deployment of multiple Packeteer appliances by centralizing policy and software upgrade distribution and providing a summary view of all managed appliances. Packeteer’s ReportCenter, also a Windows based software solution, is designed to provide centralized analysis and reporting for large PacketSeeker and PacketShaper system deployments.

      Our application traffic management systems are designed to enable businesses and service providers to realize the following key benefits:

•	Gain Network Performance Visibility and Insight. Packeteer systems provide valuable historical and real-time information about application performance and network utilization through an easy-to-use browser interface. Network managers gain a better understanding of the nature of traffic running on their networks and the problems and inefficiencies associated with that traffic.

•	Ensure Bandwidth to Mission-Critical Applications. Policy-based bandwidth allocation protects bandwidth for mission-critical applications such as SAP, Oracle, PeopleSoft and Siebel, and video over IP or voice over IP, preventing disruptions from bandwidth-hungry but less urgent applications such as file transfers, peer-to-peer file sharing or casual web browsing.

•	Permit Easy Deployment. Packeteer systems install easily, and automatically start to discover, classify and analyze network traffic and suggest policies to optimize performance. They complement the existing network infrastructure, require no router reconfiguration or desktop changes and are designed not to disrupt network connectivity in the event of software or hardware failure.

•	Increase Effective Bandwidth. Packeteer systems intelligently increase effective bandwidth and, through integration with our advanced monitoring and shaping capabilities, enable the additional bandwidth to be utilized by mission-critical applications.

•	Enable Interactive Services. Voice over IP, video over IP and other streaming media require guaranteed bandwidth in order to achieve minimum quality requirements. By using Packeteer systems to set minimum bandwidth guarantees and priority, enterprises and service providers can deliver smooth and predictable performance of these delay-sensitive multimedia services.

•	Increase Network Efficiency. Packeteer systems improve network efficiency and help delay expensive capacity upgrades by managing non-critical traffic to reduce retransmission overhead and smooth the variability in bandwidth utilization.

Strategy

      Our objective is to be the leading provider of application traffic management systems that give enterprises and service providers a new layer of control for applications delivered across intranets, extranets and the Internet. Key elements of our strategy include:

      Focus on Bandwidth Management Needs of Enterprises. We are focused on providing high performance, easy-to-use and cost-effective bandwidth management solutions to enterprises whose businesses are based on networked applications and Internet computing. For these businesses, managing mission-critical application performance and optimizing the value of the network will continue to be competitive requirements. As the Internet proliferates and new Internet-based applications and services emerge, we believe businesses will continue to adopt Internet computing business models at a rapid rate and that effective bandwidth management will become an increasingly important requirement for maintaining an efficient enterprise network. We believe we have established a differentiated market position based on our development of a comprehensive solution that provides for effective bandwidth management and our early market leadership and brand awareness. We intend to continue to direct our development, sales and marketing efforts toward addressing the bandwidth management needs of the Internet computing market.

      Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the telecommunications service provider market and currently have numerous telecommunications service provider customers, including: Equant, NTT Communications and StarHub (formerly Singapore Cable). We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our Packeteer systems enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.

      Expand Presence in the Managed Application Services Market. We are actively pursuing opportunities in the managed application services market and currently have several managed application service provider customers, including NTT Communications, Equant and AT&T using our managed application service features. Our software’s application discovery and policy based application management features are designed to enable managed application service providers to quickly and cost-effectively deliver secure, measured and performance-assured application services tailored to the needs of specific markets and customers. Such features enable service providers to deliver managed services which provide ongoing visibility into customer network traffic and enhance the application performance of their customers’ priority applications.

      Continue to Build Indirect Distribution Channels. We currently have over 100 resellers, distributors and systems integrators that sell our products in over 50 countries. These relationships include: ADN Distribution GmbH, Alternative Technology, Comstor PTE Ltd., Equant, Intechnology plc, Kanematsu USA, Macnica, Inc., and Westcon, Inc. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers and systems integrators. We believe this strategy will enable us to increase the worldwide deployment of our products.

      Extend Bandwidth Management Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy setting capabilities, precise rate control expertise, compression technologies and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, increase functionality by identifying and managing additional applications or traffic types and increase modularity by taking individual components of our PacketWise® software together or on a stand-alone basis with our existing bandwidth management solutions. We also plan to invest our research and development resources to develop new leading-edge technologies for emerging markets. These development plans include extending our bandwidth management solutions to incorporate in-depth application-management techniques that will improve performance over the Internet and reduce bandwidth requirements. We plan to extend our current portfolio by offering PacketWise-defined solutions that target the specific needs of three primary market opportunities: enterprise bandwidth management, application service-level management and service provider bandwidth management.

Products

      Packeteer’s application traffic management system is designed to solve network and application performance problems through a family of appliances with multiple software options that provide visibility into application performance and network utilization, control over network performance and network utilization, and compression to accelerate performance and increase WAN capacity.

      PacketSeeker is designed to provide application traffic monitoring that builds on the Company’s industry-leading Layer 7 traffic classification, analysis and reporting technology to provide visibility into network utilization and application performance. PacketSeeker distinguishes itself from “passive” monitoring solutions currently available by giving the user the ability to seamlessly upgrade the software to become a PacketShaper when traffic shaping is required to enforce QoS.

      PacketShaper is designed to provide application-based traffic and bandwidth management to deliver predictable, efficient performance for applications running over the WAN and Internet. PacketShaper is designed to provide effective application QoS using state-of-the-art bandwidth, traffic, service-level and policy management technology. PacketShaper ISP is designed to enable service providers to create differentiated services through fast and efficient bandwidth provisioning and management. The PacketShaper family currently includes models in the 1500, 2500, 6500, 8500 and 9500 series.

      PacketShaper Xpress is designed to provide application traffic acceleration by leveraging Packeteer’s expertise in advanced Web acceleration and content compression technology to create a “universal” traffic acceleration solution that is highly efficient, scalable and simple to administer. Combining Layer 7 classification, traffic shaping and application-intelligent acceleration raises the level of control customers have over the performance of their network applications and associated bandwidth costs.

      PolicyCenter is a directory-based policy management application that is designed to enable Packeteer’s enterprise and service provider customers to broadly deploy, scale and manage application QoS throughout the network, PolicyCenter is a lightweight directory access protocol, or LDAP, directory-enabled application running under Windows that enables customers to centrally administer and update policies, software versions, and device status for Packeteer-based networks.

      ReportCenter is an application that is designed to aggregate metrics from large deployments and create organization-wide reports to manage trends and provide support for capacity planning and usage analysis, ReportCenter lowers the cost of ownership for large deployments of PacketWise-enabled appliances, improves the quality of information and eases administrative overhead.

Technology

      We differentiate our solution by combining our knowledge of enterprise applications with our expertise in underlying network protocols. We have invested heavily in developing proprietary software and related technologies and, as of December 31, 2003, we have 12 issued U.S. patents and 39 pending U.S. patent applications. In particular, we have developed technology in these major areas: sophisticated traffic discovery and classification, application-based response time measurement, flexible policy definition and enforcement, precise traffic flow management and intelligent compression algorithms. These technologies help define Packeteer’s core value proposition and meet customer requirements for an application traffic management system capable of delivering comprehensive visibility, control and compression technologies.

Sophisticated Traffic Discovery and Classification

      We believe the ability to automatically detect and classify an extensive collection of applications and protocols differentiates Packeteer systems from other bandwidth management technologies. Sophisticated traffic classification is crucial to understanding network congestion and to targeting appropriate bandwidth-allocation policies. Network software or devices that claim QoS features typically offer rudimentary solutions that can identify traffic based only on protocol type or port numbers. This approach limits application-specific QoS capabilities because these products do not recognize the detailed information required to make intelligent classification decisions. Packeteer systems discover and classify traffic by focusing on content and applications where value to the end user lies.

      Relying only on more basic traffic classification prevents network managers from discovering important traffic trends and limits policy setting. Sophisticated application traffic types such as Voice over IP, Oracle and Citrix cannot be identified using rudimentary traffic classification schemes. Packeteer systems identify traffic markers, detect changing or dynamic port assignments and track transactions with changing port assignments. This sophisticated traffic classification allows network managers with Packeteer systems to set policies and control the traffic related to an individual application, session, client, server or traffic type. Packeteer systems permit a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. This ability to individually classify applications is a highly valuable tool for network managers, since both non-critical applications such as web browsing and music downloading through peer-to-peer applications and mission-critical applications such as Citrix, Oracle or SAP and critical web sites may all be assigned to the same TCP port number on a network but can be individually classified using a Packeteer system.

      Packeteer systems need no assistance from network managers to automatically detect and identify over 400 different traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can use our technology to define proprietary applications so that their traffic can be recognized and reported. Our technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We frequently enhance our classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria — for example, Oracle traffic to or from a particular database.

      Some of the traffic types that Packeteer’s technology automatically detects and classifies are listed below. The traffic types are named either with their associated protocol or application and are grouped according to the class of application that generated that traffic. Each traffic type has an associated protocol that allows it to be recognized on the network.

Client/Server
CVS
FIX (Finance)
Folding@Home
INFOC-RTMS
INT-1 (Unisys Interact)
MATIP (Airline)
MeetingMaker
NetIQ AppMngr
OpenConnect JCP
PEPGate (Attachmate)
Unisys-TCPA

Content Delivery
Ariel
Backweb
Chaincast
EntryPoint
Kontiki
Marimba
NewsStand
PointCast
WebShots

Database and ERP
Baan
FileMaker Pro
JDENet (JD Edwards)
MS SQL
Oracle (7,8,9i)
Oracle JVM
Oracle EM
PostgreSQL
Progress
SAP

Directory Services
CRS
DHCP
DNS
DPA
Finger
Ident
Kerberos
LDAP
RADIUS
RRP
SSDP
TACACS
whois
WINS	E-mail and
Collaboration
Biff
ccMAIL
DCOM (MsExchange)
Groupwise (Novell)
IMAP
LotusNotes
MSSQ
OSI
POP3
SMTP

File Server
AFS
CIFS-TCP
CU-Dev
lockd
Microsoft-ds
NetBIOS-IP
NFS
Novell NetWare5
rsync
SunND

Games
Asheron’s Call
Battle.net
Diablo II
Doom
EverQuest
Half-Life
Kali
LucasArts (Jedi*)
MSN Zone
Mythic
Quake I, II, & III
SonyOnline
Tribes I,II
Unreal
Warcraft III
Yahoo! Games

Healthcare
DICOM
HL7

Host Access
ATSTCP
Attachmate
Persoft Persona
SHARESUDP
SMTBF
TN3270
TN5250	Internet
ActiveX
FTP, Passive FTP
Gopher
HTTP
HTTP Tunnel
IP, IPv6, IPIP, UDP, TCP
IRC
Mime type
NNTP
Socks2http
SSHTCP
SSL
TFTP
UUCP
URL
Web browser type

Legacy LAN
and Non-IP
AFP
AppleTalk
DECnet
FNA, FNAonTCP
IPX
LAT
MOP-DL/RC
NetBEUI
PPPoE
SLP
SNA

Messaging
AOL IM,
Talk, Image,File, ISP,...
ICQ
IRC
Lotus IM
MSN Messenger
Windows-POPUP
Yahoo! Messenger

MiddleWare
CORBA
Java RMI
SmartSockets
SunRPC (dyn port)
JavaClient

MultiMedia
MPEG (Audio, Video)
Multi-cast NetShow
NetMeeting
QuickTime
Real (Audio, Video)
RTP
RTSP
SHOUTcast Streamworks
VideoFrame
WebEx
WinampStream
WinMedia	Music P2P
Aimster
Apple-iTunes
AudioGalaxy
  Rhapsody
  Mac Satellite
Bit Torrent
Blubster
DirectConnect
EDonkey
  Emule
  Overnet
FileRogue
Filetopia
Furthurnet
Gnutella
  Acquisition
  Ares
  BearShare
  Furi
  Gnotella
  Gnucleus
  gtk-gnutella
  LimeWire
  MyNapster
  Mactella
  Morpheus
  Mutella
  Nap Share
  Phex
  Qtraxmax
  Qtella
  Shareaza
  toadnode
  XoloX
Groove
Hotline
iMesh
KaZaA
KaZaA Lite
Napster
  Amster
  audioGnome
  File Navigator
  Gnapster
  Grokster
  gtk napster
  jnapster
  MacStar
  Maxter
  My Napster
  Napigator
  NapMX
  Napster Fast Search
  Napster/2
  Napster, MacOSX
  OpenNap
  Rapster
  Snap
  Spotlight
  WebNap
  WinMX
PeerEnabler
Scour
Tripnosis
Winny	Network Management
Cisco Discovery
Day-Time
ICMP(by packet type)
IPComp
Microsoft SMS
NTP
RSVP
SMS
SNMP
SYSLOG
Time Server

Print
IPP
LPR
TN3287
TN5250p

Routing
AURP
BGP
CBT
DRP
EGP
EIGRP
IGMP
IGP
MPLS (+tag, +app)
OSPF
PIM
RARP
RIP
Spanning Tree
VLAN (802.1p/q)

Security Protocol
DLS
DPA
GRE
IPMobility
IPSEC
ISAKMP/IKE key
  exch
L2TP
PPTP
RC5DES
SOCKS Proxy
SSH
SSL (+shell)
swIPe

Session
GoToMyPC
pcAnywhere
REXEC
rlogin
rsh
Telnet
Timbuktu
VNC
Xwindows	Thin Client or
Server Based
Citrix
  Published Apps,
  Nfuse, IMA
RDP/Terminal Server

Voice over IP
CiscoCTI
Clarent
CUSeeMe
Dialpad
H.323
I-Phone
MCK Commun.
Megaco
Micom VIP
MGCP
Net2Phone
RTP
RTCP
SIP
Skinny (SCCP)
T.120
VDOPhone

Application-Based Response Time Measurement

      The Packeteer system’s position in the enterprise network — monitoring and controlling all the traffic that passes — gives it an opportunity to provide accurate response time measurements to network managers. Because it handles and classifies every packet, the Packeteer system can calculate the amount of time traffic spends traveling between a client and a server and the amount of time used by the server itself.

      Packeteer’s systems are designed to break each response time measurement into network delay, which is the amount of time spent in transit, and server delay, which is the amount of time the server is used to process the request. It can highlight clients and servers with the slowest performance. The Packeteer system allows network managers to set acceptability standards and then track whether performance adheres to the standards.

Flexible Policy Definition and Enforcement

      Packeteer provides network managers flexible tools to tailor solutions for different applications or traffic types. Unlike queuing-based approaches, Packeteer systems allow network managers to do more than just prioritize one traffic type over another. Our policy features offer the flexibility required to tune bandwidth to specific applications and dynamically utilize available bandwidth. These policy features, which may be used individually or in conjunction with each other, include:

•	Per-session rate policies. These policies enable network managers to limit or guarantee bandwidth to each individual session of an application’s traffic. Per-session policies allocate each session an appropriate amount of bandwidth and prevent one large session from inappropriately impacting others. Network managers specify a minimum-guaranteed rate and allow the session scaled access to additional available bandwidth. For example, a bandwidth cap for traffic prevents web browsers from competing for bandwidth required by mission-critical applications. Likewise, a guaranteed rate for audio or video streams ensures that they are not interrupted by traffic that tends to consume any available bandwidth.

•	Partitions. Partitions allow for the creation of a separate, exclusive channel within a WAN access link. Partitions represent aggregate bandwidth minimums or maximums governing how much of the network can be used by a single application or traffic category. Partitions can be fixed, dedicated virtual circuits, or flexible, virtual circuits whose unused bandwidth can be shared.

•	Dynamic Subscriber Bandwidth Provisioning. Dynamic Subscriber Bandwidth Provisioning allocates bandwidth and enforces QoS policies automatically by mapping a subscriber’s traffic profile (e.g. source/destination IP address, traffic type, URL, etc.) to a prescribed policy. This feature is a scaleable and easy-to-deploy solution that actively provisions minimum and maximum bandwidth to up to 20,000 subscribers accessing the network concurrently. Using a 5-to-1 over subscription model, not uncommon in today’s service provider market, bandwidth for as many as 100,000 subscribers can be managed with a single Packeteer appliance. This feature also gives service providers additional revenue opportunities through multi-tiered Internet access services (e.g. bronze, silver, gold) for dial-up, DSL, cable and wireless subscribers.

•	Priority policies. This policy feature enables network managers to assign one of eight possible priority levels to each application or traffic category. Priority policies are ideal for traffic that does not burst, non-IP traffic and traffic characterized by small, high-priority flows.

•	Admission-control policies. Network managers can use admission-control policy features to determine the response if a bandwidth guarantee cannot be satisfied. Such responses may include denying access, accommodating an additional user with less than guaranteed performance, or, for web requests, redirecting the request to another server. For example, if an online streaming-video service suffers a high-demand period and all available bandwidth is consumed, an admission-control policy could present a web page explaining that resources are busy. This allows a maximum number of users to receive a targeted service quality without degradation as new users seek to access the service.

•	Discard and never-admit policies. These policies intentionally block traffic. Discard policies toss packets without sending feedback to the sender. Never-admit policies are similar to discard policies except that the policy informs the sender that service is blocked.

Traffic Flow Management

      One of TCP/ IP’s primary weaknesses is an inability to guarantee QoS. Unlike systems network architecture, or SNA, and asynchronous transfer mode, or ATM, protocols, which have an embedded concept of rate, TCP/ IP’s attempt to consume all available bandwidth conflicts with the goal of predictable, consistent, mission-critical application performance. Packeteer’s standards-based TCP rate control technology overcomes TCP/ IP’s shortcomings by proactively preventing congestion on both inbound and outbound traffic flows and increasing overall network throughput. Rather than discarding packets from a congested queue, TCP rate control paces packet delivery to prevent congestion. Rate control uses the remote user’s access speed and real-time network latency to calculate the optimal transmission speed. Evenly paced packet transmissions — instead of packet bursts that consume all available bandwidth — yield significant efficiency gains in the network. TCP rate control is a proactive and precise way to increase network efficiency by avoiding retransmissions and packet loss. TCP rate control also creates a smooth and even flow rate that maximizes throughput. By employing TCP rate control, Packeteer systems manage the majority of traffic at the WAN access link before network congestion occurs.

      For non-TCP-based traffic, such as User Datagram Protocol, or UDP, alternative rate-based management techniques must be implemented. Typically UDP does not rely on acknowledgments to signal successful receipt of data, and it therefore offers no means for flow control. By directly controlling other TCP flows, however, PacketShaper systems are designed to effectively make bandwidth available for UDP flows. The combination of per flow rate scheduling and explicit delay boundaries removes latency and variability, or jitter, for the UDP flows traversing the WAN access link.

      For example, Voice over IP is a UDP-based application that is particularly latency-sensitive, requiring packets to be evenly spaced to eliminate jitter. Packeteer enhances Voice over IP performance in two ways. First, Packeteer manages competing traffic by using rate control to constrain bursty TCP traffic. In addition, a rate policy for Voice over IP gives a minimum bandwidth guarantee to each flow, ensuring that each voice stream gets the bandwidth it needs for predictable performance. When there is a lull in the conversation, any unused bandwidth is re-allocated to other traffic.

Intelligent Compression Algorithms to Enhance Performance

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

      The Packeteer system merges application traffic management with acceleration using compression, active tunnel management and latency management. As a result, increased WAN capacity is utilized by mission-critical applications by allocating the newly created virtual bandwidth to the prioritized applications. Packeteer manages by:

•	making compression decisions based on application type;

•	utilizing application specific algorithms and;

•	working with TCP rate control and other traffic management technology to manage flows of data through the compression engine to ensure consistent, predictable responses.

      Packeteer also reduces configuration and management complexity of compression through the use of an active tunnel management feature. This feature uses dynamic discovery and automatic establishment of tunnels to simplify deployment and ongoing maintenance costs.

      While traffic management prioritizes mission-critical applications and smoothes bursty traffic, Packeteer enhances performance by fostering greater throughput, faster performance and increased network capacity.

Customers

      We sell all of our products primarily through an established network of more than 100 distributors, resellers and system integrators in more than 50 countries, complemented by our direct sales organization. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. In 2001, Alternative Technology, Inc. accounted for 22% of net revenues. No other customer accounted for 10% or more of revenues in 2001. Sales to the top 10 indirect channel partners accounted for 65%, 66% and 59%, of net revenues in 2003, 2002 and 2001, respectively.

Manufacturing

      We outsource all of our manufacturing, including warranty repair, to one contract manufacturer, SMTC Manufacturing Corporation, or SMTC, located in San Jose, California. The manufacturing processes and procedures for this manufacturer are ISO 9002 certified. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand.

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

      We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for the materials and components we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We submit purchase orders for quantities needed within the next 60 days. SMTC or Packeteer may terminate the contract without cause at any time. At that time, the terminating party must honor all open purchase orders. We believe that we carry sufficient finished goods and component inventory to cover a portion of the transition lead-time if we need to secure additional manufacturing capacity.

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

      Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our application traffic management systems. Our marketing efforts include the following:

•	publication of technical, educational and business articles in industry magazines;

•	public speaking opportunities at tradeshows, conferences and analyst events;

•	electronic marketing, including web site-based communication programs, electronic newsletters and on-line end user seminars;

•	industry tradeshows, technical conferences and technology seminars; and

•	focused advertising, direct mail, public relations and analyst outreach.

      We classify our distribution channels in the following categories:

•	Channel Partners. Packeteer has teamed with value-added resellers and distributors in the industry that are distinguished by their ability to deliver comprehensive QoS solutions, their industry expertise and their commitment to customer satisfaction. We have established an indirect distribution channel, which is comprised of a network of over 100 resellers, distributors and system integrators that sell our solutions in over 50 countries. These partners sell our systems and software products as well as other third-party products that are complementary to our application traffic management systems.

•	Alliance Partners. Our Alliance Partners unite Packeteer with organizations whose product offerings provide strategic value to our customers. Our Alliance Partners include systems integrators and service providers as well as technology vendors whose products complement Packeteer’s application traffic management solutions. In exchange, Packeteer presents Alliance Partners with the opportunity to extend to their customers our industry-leading application performance and QoS solutions. For example, system integrators offer IT consulting, network integration, system management and IT outsourcing services. They choose Packeteer solutions to help their customers ensure the performance of their business critical applications and align IT resources with business needs in a cost effective manner. In addition to meeting customers’ bandwidth needs, service providers offer Packeteer products and value-added services such as application performance, on-going performance monitoring and advanced application performance management. Technology vendors’ complementary products interoperate and integrate with Packeteer’s application traffic management solutions to help customers leverage their existing investments by integrating best-of-breed products. Some of our Alliance Partners are Citrix, Equant, HP, InfoVista, NTT and Polycom.

      As of December 31, 2003, our worldwide sales and marketing organization consisted of 87 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located in California, Colorado, Illinois, Massachusetts, New Jersey, Texas and Washington. In addition, we have international sales offices located in Australia, Denmark, France, Germany, Hong Kong, Japan, Singapore, South Korea, Spain, the Netherlands and the United Kingdom. In addition, we are planning to expand our operations in the Asia Pacific region in 2004.

      We believe there is a strong international market for our application traffic management solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of North America accounted for 56%, 58% and 55% of our net revenues in 2003, 2002 and 2001, respectively.

Research and Development

      As of December 31, 2003, our research and development organization consisted of 71 employees providing expertise in different areas of our software: control and compression technologies, classification, central management, user interface and platform engineering. Since inception, we have focused our research and development efforts on developing and enhancing our application traffic management solutions.

Customer Service and Technical Support

      Our customer service and support organization provides technical support services. Our technical support staff is strategically located in five regional service centers: California, Hong Kong, Japan, Australia and the Netherlands. These services, which may include telephone/web support, next business day advance replacement and access to all software updates and upgrades, are typically sold as single or multi-year contracts to our resellers and end users. In addition, Packeteer has formal agreements with two third-party service providers to facilitate next business day replacement for end user customers outside the United States covered by maintenance agreements providing this service level. We believe that these programs improve service levels and lead to increased customer satisfaction.

Competition

      We compete in a rapidly evolving and highly competitive sector of the Internet application infrastructure system market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco, other switch/router vendors and several small private companies that sell products that utilize competing technologies to provide monitoring or bandwidth management or compression. None of these companies offer an integrated visibility, control and compression solution such as Packeteer’s application traffic management system. Our products compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Additionally, we face indirect competition from companies that offer enterprises and service providers’ increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.

      We believe the principal competitive factors in the traffic management market are:

•	expertise and in-depth knowledge of applications;

•	timeliness of new product introductions;

•	ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

•	ability to ensure end user performance in addition to aggregate performance of the WAN access link;

•	ability to compress traffic without decreasing throughput, performance or network capacity;

•	ability to integrate traffic classification, management, reporting and acceleration into a single platform;

•	compatibility with industry standards;

•	products that do not increase latency and packet loss;

•	size and scope of distribution network;

•	brand name; and

•	access to customers and size of installed customer base.

Intellectual Property

      We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2003, we have 12 issued U.S. patents and 39 pending U.S. patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

      From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the application-adaptive bandwidth management market grows and the functionality of products overlaps. The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the third-party technology. Licenses may not be available from any third-party that asserts intellectual property claims against us on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

Employees

      As of December 31, 2003, Packeteer employed a total of 222 full-time employees. Of the total number of employees, 71 were in research and development, 71 in sales and system engineering, 16 in marketing, 40 in customer support and operations and 24 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

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

We have a history of losses and profitability will be difficult to sustain

      We have an accumulated deficit of $92.4 million at December 31, 2003. Although we earned net income of $11.3 million and $3.7 million in 2003 and 2002, respectively, we incurred net losses since we commenced operations until 2002 and our profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

      In the past, we have experienced fluctuations in operating results. Revenue fluctuations resulted primarily from variations in the volume and mix of products sold and variations in channels through which products were sold. Operating expenses in total may fluctuate between quarters due to the timing of spending. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.

If we do not expand or enhance our product offerings or respond effectively and on a timely basis to technological change, our business may not grow or we may lose customers and market share

      Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The application traffic management solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:

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

We may be unable to compete effectively with other companies in our market sector who are substantially larger and more established and who have significantly greater resources than us

      We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., other switch/router vendors and several small private companies that utilize competing technologies to provide bandwidth management and compression. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for application traffic management solutions.

      Some of our competitors and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the application traffic management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

The average selling prices of our products could decrease rapidly, which may negatively impact gross margins and revenues

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

If our international sales efforts are unsuccessful, our business will fail to grow

      The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of North America accounted for 56%, 58% and 55% of net revenues in 2003, 2002 and 2001, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

If we are unable to develop and maintain strong partnering relationships with our indirect channel partners, or if their sales efforts on our behalf are not successful, or if they fail to provide adequate services to our end user customers, our sales may suffer and our revenues may not increase

      We rely primarily on an indirect distribution channel consisting of resellers, distributors and systems integrators for our revenues. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

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

      In addition, our indirect channel partners may provide services to our end user customers that are inadequate or do not meet expectations. Such failures to provide adequate services could result in customer dissatisfaction with us or our products and services due to delays in maintenance and replacement, decreases in our customers’ network availability and other losses. These occurrences could result in the loss of customers and repeat orders and could delay or limit market acceptance of our products, which would negatively affect our sales and results of operations.

Sales to large customers would be difficult to replace if lost

      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. In 2001, Alternative Technology, Inc. accounted for 22% of net revenues. No other customer accounted for 10% or more of revenues in 2001. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

We have relied and expect to continue to rely on a limited number of products for a significant portion of our revenues

      Most of our revenues have been derived from sales of our application traffic management systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues in 2004 and for the foreseeable future thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or new and enhanced products. A decline in demand for our application traffic management systems as a result of competition, technological change or other factors would harm our business.

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

Our reliance on SMTC for all of our manufacturing requirements could cause us to lose orders if this third-party manufacturer fails to satisfy our cost, quality and delivery requirements

      We currently contract with SMTC for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	decreases in manufacturing yields and increases in costs;

•	the potential for a lapse in quality assurance procedures;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

      We have no long-term contracts or arrangements with SMTC that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturer, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with SMTC on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage SMTC or that SMTC will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

      In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements, or we may be unable to obtain terms that are acceptable to us. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

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

      We do not have any long-term supply contracts with any of our vendors to ensure sources of supply. If our contract manufacturer fails to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers also sell products to our competitors. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of single-sourced or limited-sourced components, or to develop alternative sources for components or products would harm our ability to maintain and expand our business.

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

Any acquisitions we make could result in dilution to our existing stockholders and difficulties in successfully managing our business

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

      Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.

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

Our products may have errors or defects that we find after the products have been sold, which could increase our costs and negatively affect our revenues and the market acceptance of our products

      Our products are complex and may contain undetected defects, errors or failures in either the hardware or software. In addition, because our products plug into our end users’ existing networks, they can directly affect the functionality of the network. Furthermore, end users rely on our products to maintain acceptable service levels. We have in the past encountered errors in our products, which in a few instances resulted in network failures and in a number of instances resulted in degraded service. To date, these errors have not materially adversely affected us. Additional errors may occur in our products in the future. The occurrence of defects, errors or failures could result in the failure of our customer’s network or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business.

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

Failure to adequately protect our intellectual property would result in significant harm to our business

      Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2003 we have 12 issued U.S. patents and 39 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

Claims by others that we infringe on their intellectual property rights could be costly to defend and could harm our business

      We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the application traffic management solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.

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

Certain provisions of our charter and of Delaware law make a takeover of Packeteer more difficult, which could lower the market price of the common stock

      Our corporate documents and Section 203 of the Delaware General Corporation Law could discourage, delay or prevent a third-party or a significant stockholder from acquiring control of Packeteer. In addition, provisions of our certificate of incorporation may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving Packeteer. Any of these anti-takeover provisions could lower the market price of the common stock and could deprive our stockholders of the opportunity to receive a premium for their common stock that they might otherwise receive from the sale of Packeteer.

Item 2.	Properties

      We lease approximately 69,000 square feet of administrative and research and development facilities in Cupertino, California under a lease that expires November 2007. We also lease sales offices in various locations throughout the United States. Our international leased offices include a research and development facility located in Canada, and sales and marketing offices in Australia, France, Germany, Hong Kong, Japan, Singapore, South Korea, Spain, The Netherlands and the United Kingdom. We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space. We are planning to expand our operations in the Asia Pacific region in 2004.

Item 3.	Legal Proceedings

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

      Our common stock has been quoted on the Nasdaq National Market under the symbol “PKTR” since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

2003:
Fourth Quarter	$20.86	$12.85
Third Quarter	18.33	11.01
Second Quarter	16.74	9.44
First Quarter	10.19	7.25

	High	Low

2002:
Fourth Quarter	$8.28	$3.35
Third Quarter	5.35	2.66
Second Quarter	7.50	4.13
First Quarter	7.93	5.47

      As of February 27, 2004, there were approximately 350 registered holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$72,723	$55,014	$46,661	$41,097	$18,441
Product and service costs	17,036	12,852	13,867	12,585	5,286
Amortization of acquired technology	—	—	1,199	678	—

Gross profit	55,687	42,162	31,595	27,834	13,155
Operating expenses:
Research and development*	12,183	10,694	11,697	8,760	5,164
Sales and marketing*	26,433	23,269	22,417	18,614	13,737
General and administrative*	5,494	4,585	5,704	4,824	2,936
Amortization of goodwill	—	—	11,017	6,424	—
Impairment of goodwill and intangibles	—	—	52,552	—	—
Amortization of stock-based compensation	19	385	1,233	1,683	3,088

Total operating expenses	44,129	38,933	104,620	40,305	24,925

Income (loss) from operations	11,558	3,229	(73,025)	(12,471)	(11,770)
Other income, net	701	915	2,037	3,402	894

Income (loss) before provision for income taxes	12,259	4,144	(70,988)	(9,069)	(10,876)
Provision for income taxes	1,226	415	—	300	—

Net income (loss)	$11,033	$3,729	$(70,988)	$(9,369)	$(10,876)

Basic net income (loss) per share	$0.35	$0.12	$(2.40)	$(0.35)	$(0.71)

Diluted net income (loss) per share	$0.32	$0.12	$(2.40)	$(0.35)	$(0.71)

Shares used in computing basic net income (loss) per share	31,634	30,205	29,559	27,152	15,343

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Shares used in computing diluted net income (loss) per share	34,364	30,718	29,559	27,152	15,343

*Excludes amortization of deferred stock-based compensation of the following:
Research and development	$19	$183	$663	$558	$459
Sales and marketing	—	151	442	892	2,184
General and administrative	—	51	128	233	445

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$86,707	$65,474	$62,221	$62,206	$65,158
Working capital	75,273	53,492	52,723	51,958	51,285
Total assets	104,699	79,912	73,005	144,281	70,821
Deferred revenues	9,592	5,968	4,106	3,367	1,212
Long-term obligations	—	545	1,289	3,215	839
Total stockholders’ equity	83,418	63,401	56,624	124,133	59,120

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Packeteer is a leading provider of application traffic management systems designed to deliver a broad set of visibility, control, and compression capabilities to enterprise customers and service providers. For enterprise customers, the system is designed to enable IT organizations to effectively align application and network resources with the priorities of the business, while providing measurable cost savings in WAN infrastructure investments. For service providers, the Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions.

      The Packeteer application traffic management system consists of a family of appliances with performance capabilities that make them capable of deployment within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured to deliver the full range of application traffic management solutions, from visibility with PacketSeeker®, to control with PacketShaper®, to compression with PacketShaper XpressTM. In addition, each appliance can be managed individually or in context of a completely integrated policy-based application traffic management system distributed across multiple locations, using our ReportCenterTM or PolicyCenterTM software products.

      Packeteer’s products are deployed at more than 5,000 enterprises and service providers worldwide, and are sold through an established network of more than 100 resellers, distributors and system-integrators in more than 50 countries, complemented by our direct sales force. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.

      We have a limited positive operating history. As of December 31, 2003, we had an accumulated deficit of $92.4 million. Although we earned net income of $11.3 million and $3.7 million in 2003 and 2002, respectively, we incurred losses since we commenced operations in 1996 until 2002, and profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability. With the increase in our install base, we plan to continue to invest in our customer support group. We plan to continue to invest in the development and support of our reseller and distributor relationships. We also plan to continue to invest in appropriate marketing campaigns and expand our international sales operations. We plan to continue to invest in research and development activities to enhance existing products and develop new features in response to customer demands. We will also add to our infrastructure to support our growing business.

      We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business again in 2004. Our growth rate and net revenues depend significantly on continued growth in the application traffic solutions market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our install base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

Sources of Revenue

      We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our application traffic management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 83%, 86% and 88% of our revenues in 2003, 2002 and 2001, respectively. Service revenues continue to increase as our installed base grows, accounting for 17%, 14% and 12% of revenues in 2003, 2002 and 2001, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts are sold.

Cost of Revenues and Operating Expenses

      Cost of Revenues. Our cost of revenues (excluding amortization of acquired technology) consists of the cost of finished products purchased from our contract manufacturer, overhead costs and service support costs.

      For finished product, we outsource all of our manufacturing to one contract manufacturer, SMTC. We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Our overhead costs consist primarily of personnel related costs for our product operations and order fulfillment groups and other product costs such as warranty and fulfillment charges. Service support costs consist primarily of personnel related costs for our customer support and training groups, as well as fees paid to third-party service providers to facilitate next business day replacement for end user customers located outside the United States. Additionally, we allocate overhead such as facilities, depreciation and IT costs to all departments based on headcount and usage. As such, general overhead costs are reflected in each cost of revenue and operating expense category.

      We must continue to work closely with our contract manufacturer as we develop and introduce new products and try to reduce production costs for existing products. To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support group and expect that our fees to third-party service providers will continue to increase as our international install base grows.

      Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our application traffic management solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We expect somewhat higher absolute spending levels in the upcoming quarters to bring us more in line with our current long-term business model target of 18% of net revenues by the end of 2004.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost, accounting for 36%, 42% and 48% of net revenues for 2003, 2002 and 2001, respectively. We plan to significantly increase sales and marketing headcount in 2004, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollars to increase in the future. Particularly, we have introduced new channel marketing programs, replacing previous channel rebate programs, and will see the impact of these changes in operating expenses during 2004. We expect that sales and marketing expenses will continue to exceed our revised long-term business model target of 30% to 32% of net revenues for at least the next twelve to eighteen months.

      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. Within the next twelve months, we expect general and administrative expenses to reach our long-term business model target of 6% to 7% of revenues, although this may be delayed slightly as we continue to incur the costs of complying with the requirements of the Sarbanes-Oxley Act of 2002.

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

      We believe that of our significant accounting policies, which are described in Note 1 of the Notes to Consolidated Financial Statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe the accounting policies below are the most critical to aid in fully understanding and evaluating our consolidated results of operations and financial condition.

Revenue recognition.

      The Company applies the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of hardware and software products. Revenue is generally recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable, and

•	collectibility is probable.

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

      Generally, product revenue is recognized upon shipment. However, product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.

      The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence, or VSOE of fair value to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

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

      Sales return reserve and allowance for doubtful accounts. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as we believe they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at December 31, 2003 and 2002 were $713,000 and $875,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $149,000 and $145,000 at December 31, 2003 and 2002, respectively.

      Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $303,000 and $284,000 at December 31, 2003 and 2002, respectively.

Results of Operations

      The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands):

	2003 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Net revenues	$20,035	$18,432	$17,488	$16,768
Gross profit	15,299	14,174	13,335	12,879
Income from operations	3,527	3,233	2,590	2,208
Net income	3,318	2,975	2,591	2,149
Basic and diluted net income per share	0.10	0.09	0.08	0.07

	2002 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Net revenues	$15,626	$14,037	$13,110	$12,241
Gross profit	12,145	10,853	9,993	9,171
Income (loss) from operations	1,888	1,078	354	(91)
Net income	1,868	1,248	499	114
Basic and diluted net income per share	0.06	0.04	0.02	0.00

      The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	2003	2002	2001

Net revenues:
Product revenues	83%	86%	88%
Service revenues	17	14	12

Total net revenues	100	100	100
Cost of revenues:
Product costs	17	17	24
Service costs	6	6	6
Amortization of acquired technology	—	—	2

Total cost of revenues	23	23	32

Gross margin	77	77	68

	2003	2002	2001

Operating expenses:
Research and development	17	20	25
Sales and marketing	36	42	48
General and administrative	8	8	12
Amortization of goodwill and intangibles	—	—	24
Impairment of goodwill and intangibles	—	—	113
Amortization of stock-based compensation	—	1	3

Total operating expenses	61	71	225

Income (loss) from operations	16	6	(157)
Interest and other income	1	3	7
Interest and other expense	—	(1)	(2)

Income (loss) before provision for income taxes	17	8	(152)
Provision for income taxes	2	1	—

Net income (loss)	15%	7%	(152)%

Overview of Results of Operations for 2003

      Net revenues for 2003 were $72.7 million, an increase of 32% over 2002. Gross profit was $55.7 million, or 77% of net revenues, and operating income was $11.6 million. During the comparable period a year ago, net revenues were $55.0 million, gross profit was $42.2 million, or 77% of net revenues, and operating income was $3.2 million.

      The increase in revenues was attributable to both an increase in the number of units shipped and the number of units under maintenance contracts. During 2003, we continued to invest in our operations, with operating expenses of $44.1 million increasing $5.2 million, or 13%, from $38.9 million reported in 2002. In particular, we added personnel in operations, sales and research and development.

      During 2003, we generated $15.1 million of cash from operating activities, compared to $5.4 million generated in 2002. At December 31, 2003 we had cash, cash equivalents and investments of $86.7 million, accounts receivable of $11.0 million and deferred revenues of $9.6 million.

Net Revenues

      Net revenues increased to $72.7 million in 2003 from $55.0 million in 2002 and from $46.7 million in 2001. The increase from 2002 to 2003 was $17.7 million, or 32%, and the increase from 2001 to 2002 was $8.3 million, or 18%. Product revenues increased to $60.3 million in 2003 from $47.2 million in 2002 and from $41.1 million in 2001. The increase from 2002 to 2003 of $13.1 million, or 32%, was primarily due to an increase in the number of units shipped, particularly our 6500 model. The increase in product revenues from 2001 to 2002 of $6.1 million, or 15%, was primarily due to a favorable product mix, as sales of our higher end products represented a higher percentage of our reported revenues in 2002 than 2001 and to a lesser extent, an increase in the number of units shipped. There were no significant changes in selling prices during any of the periods presented.

      Service revenues increased to $12.4 million in 2003 from $7.8 million in 2002 and from $5.6 million in 2001. The increase from 2002 to 2003 of $4.6 million, or 59%, and the increase from 2001 to 2002 of $2.2 million, or 39%, was due primarily to increases in the number of units under maintenance contracts.

      For 2003, net revenues in North America increased to $31.7 million, from $23.1 million in 2002 and $20.8 million in 2001. Sales in North America accounted for 44%, 42% and 45% of net revenues for 2003, 2002 and 2001, respectively. Net revenues in Asia Pacific were $21.6 million, $18.0 million and $12.1 million, or 29%, 33% and 26% of net revenues in 2003, 2002 and 2001, respectively. The increase in 2002 was due to strong sales in Japan. Net revenues in Europe, the Middle East and Africa, or EMEA, of $19.4 million, $13.9 million and $13.8 million, represented 27%, 25% and 29% of net revenues in 2003, 2002 and 2001, respectively.

      In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. In 2001, Alternative Technology, Inc. accounted for 22% of net revenues. No other customer accounted for 10% or more of revenues in 2001. Sales to the top 10 indirect channel partners accounted for 65%, 66%, and 59%, of net revenues for 2003, 2002 and 2001, respectively. At December 31, 2003, three customers accounted for 42% of accounts receivable.

Cost of Revenues

      Our cost of revenues increased to $17.0 million in 2003 from $12.9 million in 2002 and $13.9 million in 2001. The cost of revenues represented 23%, 23% and 30% of net revenues in 2003, 2002, and 2001, respectively.

      Product costs increased to $12.5 million in 2003 from $9.8 million in 2002 and $10.9 million in 2001. From 2002 to 2003, manufacturing costs increased $1.5 million due to an increase in units shipped and other product costs, specifically warranty, rework and fulfillment charges, increased $940,000. Despite theses increases, product costs, as a percentage of product sales, remained consistent from 2002 to 2003. The $1.1 million decrease in product costs from 2001 to 2002 was due to a decrease in per unit manufacturing costs as a result of lower component prices, as well as a decrease in other product costs, specifically warranty and parts costs.

      Service costs increased to $4.5 million in 2003 compared to $3.0 million in both 2002 and 2001. The increased service costs in 2003 compared to 2002 and 2001 are due to increased personnel costs, as well as service fees related to an agreement previously entered into by the Company for the outsourcing of certain maintenance and support services beginning late in the third quarter of 2002. We expect service costs to continue at these higher levels as a result of this outsourcing arrangement, as well as the increase in the number of units under maintenance contracts.

Amortization of Acquired Technology

      Amortization of acquired technology in 2001 relates to the acquired developed technologies of Workfire Technologies International, Inc. (Workfire). The acquisition occurred in September 2000. Due to the impairment write-off in the third quarter of 2001, which is described in greater detail below under “IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES” , there was no amortization during 2002 or 2003. The amortization of acquired technology was $1.2 million during 2001.

Research and Development

      Excluding the effects of stock-based compensation of $19,000, $183,000 and $663,000 in 2003, 2002 and 2001, respectively, research and development expenses increased to $12.2 million in 2003 from $10.7 million in 2002 and $11.7 million in 2001. The increase of $1.5 million, or 14%, from 2002 to 2003 was primarily related to a $1.2 million increase in personnel costs as a result of headcount increases. Headcount increased from 63 at December 2002 to 71 at December 2003. The decrease of $1.0 million, or 9%, in expenses from 2001 to 2002 was primarily due to a decrease in program related charges, mainly a $578,000 decrease in project materials, and to a lesser extent, a $265,000 reduction in depreciation expense, partially offset by an increase in distributed costs. Distributed costs include expenses related to facilities, communications and technology, which are allocable to all functional areas of the Company. The increase in distributed expenses is discussed below under the heading “GENERAL AND ADMINISTRATIVE”. Research and development expenses represented 17%, 20% and 25% of net revenues in 2003, 2002 and 2001, respectively. As of December 31, 2003, all research and development costs have been expensed as incurred.

Sales and Marketing

      Excluding the effects of stock-based compensation of $151,000 and $442,000 in 2002 and 2001 respectively, sales and marketing expenses increased to $26.4 million in 2003, from $23.3 million in 2002, and from $22.4 million in 2001. The increase of $3.1 million, or 13%, from 2002 to 2003 reflects $2.1 million in additional personnel costs, mainly salaries, commissions, recruiting and $553,000 in increased travel costs, as well as a $541,000 increase in marketing programs in connection with building our sales force and distribution channels. From 2001 to 2002, increases in personnel costs of $1.5 million, mainly commissions and recruiting, and distributed costs, were partially offset by decreases in depreciation expense, supplies costs and marketing activities of $205,000, $138,000 and $800,000, respectively. The increase in distributed costs is discussed below under the heading “GENERAL AND ADMINISTRATIVE”. Sales and marketing expenses represented 36%, 42% and 48% of net revenues in 2003, 2002 and 2001, respectively.

General and Administrative

      Excluding the effects of stock-based compensation of $51,000 and $128,000 in 2002 and 2001 respectively, general and administrative expenses increased to $5.5 million in 2003 from $4.6 million in 2002 and decreased from $5.7 million in 2001. The increase in expenses from 2002 to 2003 was primarily attributable to a $632,000 increase in professional service fees. For 2002 compared to 2001, decreases in professional services of $526,000 and distributed costs were partially offset by a $464,000 increase in personnel costs, primarily related to the CEO transition and search occurring during the second and third quarters of 2002. Decreases in distributed costs were due to a change in the allocation of the expenses associated with our Information Technology group (IT). Prior to 2002, only a small portion of IT costs were allocated out of general and administrative expenses. Beginning in 2002, based on improved tracking and reporting of IT services, a greater portion of IT costs were allocated to other departments to better reflect the services performed by this group. When compared with 2001, during 2002 approximately $640,000 of additional IT costs were allocated from general and administrative expenses into cost of revenues, research and development and sales and marketing. IT expenses in 2003 were allocated in the same manner as in 2002.

      General and administrative expenses represented 8%, 8% and 12% of net revenues in 2003, 2002, and 2001, respectively. This percentage decrease in 2003 and 2002 compared to 2001 was due to lower expenses, including the change in allocation of IT costs, as well as increased revenues.

Amortization of Goodwill

      In connection with the Workfire acquisition completed in September 2000, we recorded goodwill and other intangible assets of approximately $66.1 million, which was being amortized on a straight-line basis over a three-year period. Amortization of this goodwill and other intangibles totaled an aggregate of $11.0 million in 2001. There was no amortization during 2003 and 2002, due to an impairment charge discussed below.

      We may have additional acquisitions in future periods that could give rise to the acquisition of additional goodwill. Under the provisions of the Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” any future goodwill will be accounted for using an impairment-only approach.

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

Stock-Based Compensation

      Amortization of stock-based compensation resulted primarily from stock options grants to employees and options assumed in the Workfire acquisition. Stock-based compensation was being amortized to expense in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” over the vesting period of the individual options, generally four years. We recorded stock-based compensation expense of $19,000, $385,000 and $1.2 million in 2003, 2002 and 2001, respectively. All stock-based compensation was fully amortized as of June 30, 2003.

Interest and Other Income, Net

      Interest and other income, net consists primarily of interest income from our cash and investments and totaled $842,000, $1.2 million and $2.6 million in 2003, 2002 and 2001, respectively. The decrease in interest income from 2002 to 2003 and from 2001 to 2002 is the result of lower yields on invested funds.

Interest Expense

      Interest expense consists primarily of interest expense related to our note payable, capital lease obligations and former line of credit. Interest expense totaled $141,000, $265,000, and $569,000 in 2003, 2002 and 2001, respectively. The decrease in interest expense from 2002 to 2003, and from 2001 to 2002, was attributable to decreased levels of debt.

Income Tax Provision

      Our income tax provision for 2003 is primarily attributable to income taxes payable in foreign jurisdictions. The effective rate for both 2002 and 2003 is approximately ten percent. There was no corresponding provision in 2001 due to the Company’s consolidated net loss. As of December 31, 2003, we had net operating loss carryforwards of approximately $49.9 million and $22.7 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire at various dates beginning in 2006. See Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Cash Requirements

      During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay our bank line of credit.

      We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $86.7 million at December 31, 2003 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

      We have contractual obligations in the form of operating and capital leases and notes payable. These are described in further detail in Notes 6 and 7 of the Notes to the Consolidated Financial Statements. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Amounts reflected in Balance Sheet
Capital lease obligations	$482	$482	$—	$—	$—
Note payable	145	145	—	—	—

	627	627	—	—	—
Other cash obligations not reflected in Balance Sheet
Operating lease obligations	5,679	1,492	2,760	1,248	179
Purchase obligations	2,814	2,814	—	—	—

	8,493	4,306	2,760	1,248	179
Total	$9,120	$4,933	$2,760	$1,248	$179

Sources and Uses of Cash

      Overview. Cash, cash equivalents and investments increased $21.2 million during 2003 to $86.7 million. The increase during the year was primarily due to net cash provided by operating activities of $15.1 million and cash provided by financing activities, specifically proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan, totaling $9.1 million. This increase was partially offset by $1.7 million cash used in financing activities to repay debt and capital lease obligations.

      Operating Activities. Cash provided by operating activities was $15.1 million in 2003, up from $5.4 million in 2002 and $416,000 in 2001. The increase was primarily due to net income reported in 2003 and 2002, compared to net losses in 2001.

      Investing Activities. Cash used in investing activities was $43.0 million and $10.0 million in 2003 and 2002, respectively, primarily reflecting transactions in marketable securities. Cash provided by investing activities was $25.2 million in 2001. During 2001, the activity in our portfolio generated net cash proceeds of $25.7 million, which was reinvested in short-term securities. Capital expenditures were $1.0 million, $2.9 million and $1.0 million in 2003, 2002, and 2001, respectively. The increase in capital expenditures in 2002 included $2.0 million related to our headquarters move in December of that year. Capital expenditures during 2004 are expected to remain at 2003 levels.

      Financing Activities. Cash provided by financing activities included $9.1 million, $2.5 million and $2.3 million in proceeds from employee option exercises and the Employee Stock Purchase Plan for the years 2003, 2002 and 2001, respectively. Cash used in financing activities included $1.7 million in both 2003 and 2002, and $2.1 million in 2001 to repay borrowings under our line of credit, note payable and capital lease obligations. We paid down the remaining balance on our line of credit during the first quarter of 2003 and allowed the line to expire in May 2003. Both the note payable and our remaining capital lease obligations will be completely repaid during 2004.

Recent Accounting Pronouncements

      The impact of recent accounting pronouncements is discussed in Note 1 of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Fixed Income Investments

      Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2003 and comparable fair values as of December 31, 2002 (in thousands).

	2003 Amortized Cost
				2003	2002
Expected Maturity Date	2004	2005	Total	Fair Value	Fair Value

Cash equivalents	$24,101	$—	$24,101	$24,102	$44,519
Weighted-average rate	1.05%	—
Short-term investments	54,320	—	54,320	54,317	11,339
Weighted-average rate	1.04%	—
Long-term investments	—	6,736	6,736	6,726	7,991
Weighted-average rate	—	1.37%

Total investment portfolio	$78,421	$6,736	$85,157	$85,145	$63,849

Foreign Exchange

      We develop products in the United States and sell in North America, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in worldwide markets. All sales are currently made in U.S. dollars; and as a result, a strengthening of the dollar could make our products less competitive in foreign markets. All operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to U.S. dollars upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Item 8.	Financial Statements and Supplementary Data

      The following consolidated financial statements, and the related notes thereto, of Packeteer and the Report of Independent Auditors are filed as a part of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Packeteer, Inc.:

      We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Mountain View, California

January 21, 2004

PACKETEER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,664	$46,144
Short-term investments	54,317	11,339
Accounts receivable, less allowance for doubtful accounts of $149 and $145 as of December 31, 2003 and 2002, respectively	11,042	7,145
Other receivables	187	410
Inventories	2,691	2,291
Prepaids and other current assets	1,133	1,302

Total current assets	95,034	68,631
Property and equipment, net	2,593	3,027
Long-term investments	6,726	7,991
Other non-current assets	346	263

Total assets	$104,699	$79,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,000
Current portion of capital lease obligations	457	598
Current portion of note payable	139	188
Accounts payable	2,229	1,352
Accrued compensation	4,241	3,452
Other accrued liabilities	4,398	3,408
Deferred revenue	8,297	5,141

Total current liabilities	19,761	15,139
Long-term liabilities:
Capital lease obligations, less current portion	—	405
Note payable, less current portion	—	140
Deferred revenue	1,295	827
Deferred rent	225	—

Total liabilities	21,281	16,511
Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value;
5,000 shares authorized; no shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 32,501 and 30,599 shares issued and outstanding as of December 31, 2003 and 2002, respectively	32	31
Additional paid-in capital	175,820	166,727
Deferred stock-based compensation	—	(19)
Accumulated other comprehensive income (loss)	(12)	165
Notes receivable from stockholders	(6)	(54)
Accumulated deficit	(92,416)	(103,449)

Total stockholders’ equity	83,418	63,401

Total liabilities and stockholders’ equity	$104,699	$79,912

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues:
Product revenues	$60,294	$47,192	$41,108
Service revenues	12,429	7,822	5,553

Total net revenues	72,723	55,014	46,661
Cost of revenues:
Product costs	12,520	9,816	10,860
Service costs	4,516	3,036	3,007
Amortization of acquired technology	—	—	1,199

Total cost of revenues	17,036	12,852	15,066

Gross profit	55,687	42,162	31,595
Operating expenses:
Research and development, excluding amortization of stock-based compensation of $19, $183 and $663 in 2003, 2002 and 2001, respectively	12,183	10,694	11,697
Sales and marketing, excluding amortization of stock-based compensation of $151 and $442 in 2002 and 2001, respectively	26,433	23,269	22,417
General and administrative, excluding amortization of stock-based compensation of $51 and $128 in 2002 and 2001, respectively	5,494	4,585	5,704
Amortization of goodwill	—	—	11,017
Impairment of goodwill and intangibles	—	—	52,552
Amortization of stock-based compensation	19	385	1,233

Total operating expenses	44,129	38,933	104,620

Income (loss) from operations	11,558	3,229	(73,025)
Interest and other income, net	842	1,180	2,606
Interest expense	(141)	(265)	(569)

Income (loss) before provision for income taxes	12,259	4,144	(70,988)
Provision for income taxes	1,226	415	—

Net income (loss)	$11,033	$3,729	$(70,988)

Basic net income (loss) per share	$0.35	$0.12	$(2.40)

Diluted net income (loss) per share	$0.32	$0.12	$(2.40)

Shares used in computing basic net income (loss) per share	31,634	30,205	29,559

Shares used in computing diluted net income (loss) per share	34,364	30,718	29,559

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated	Notes
	Common Stock		Additional	Deferred	Other	Receivable
			Paid-in	Stock-Based	Comprehensive	From	Accumulated		Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Stockholders	Deficit	Total	Income (Loss)

	(In thousands)
Balances as of December 31, 2000	29,434	$29	$162,118	$(1,715)	$77	$(186)	$(36,190)	$124,133	$(36,113)
Stock-based compensation to non-employees	—	—	51	—	—	—	—	51
Issuance of common stock upon exercise of stock options	401	1	840	—	—	—	—	841
Issuance of common stock pursuant to Employee Stock Purchase Plan	141	—	1,437	—	—	—	—	1,437
Repurchase of common stock	(25)	—	(40)	—	—	20	—	(20)
Repayments of notes receivable from stockholders	—	—	—	—	—	83	—	83
Amortization of stock- based compensation	—	—	—	1,182	—	—	—	1,182
Reversal of unamortized deferred stock-based compensation for terminated employees	—	—	(133)	133	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	10	—	—	10	10
Other	—	—	—	—	(105)	—	—	(105)	(105)
Net loss	—	—	—	—	—	—	(70,988)	(70,988)	(70,988)

Comprehensive loss									(71,083)

Balances as of December 31, 2001	29,951	30	164,273	(400)	(18)	(83)	(107,178)	56,624	(107,196)
Stock-based compensation to non-employees	—	—	4	—	—	—	—	4
Issuance of common stock upon exercise of stock options	441	1	1,565	—	—	—	—	1,566
Issuance of common stock pursuant to Employee Stock Purchase Plan	207	—	885	—	—	—	—	885
Repayments of notes receivable from stockholders	—	—	—	—	—	29	—	29
Amortization of stock- based compensation	—	—	—	381	—	—	—	381
Comprehensive income:
Unrealized gain on investments	—	—	—	—	78	—	—	78	78
Other	—	—	—	—	105	—	—	105	105
Net income	—	—	—	—	—	—	3,729	3,729	3,729

Comprehensive income									3,912

Balances as of December 31, 2002	30,599	31	166,727	(19)	165	(54)	(103,449)	63,401	(103,284)
Issuance of common stock upon exercise of stock options	1,662	1	8,313	—	—	—	—	8,314
Issuance of common stock pursuant to Employee Stock Purchase Plan	240	—	780	—	—	—	—	780
Repayments of notes receivable from stockholders	—	—	—	—	—	48	—	48
Amortization of stock- based compensation	—	—	—	19	—	—	—	19
Comprehensive income:
Unrealized loss on investments	—	—	—	—	(177)	—	—	(177)	(177)
Net income	—	—	—	—	—	—	11,033	11,033	11,033

Comprehensive income									10,856

Balances as of December 31, 2003	32,501	$32	$175,820	$—	$(12)	$(6)	$(92,416)	$83,418	$(92,428)

See accompanying notes to consolidated financial statements

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,033	$3,729	$(70,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,418	1,270	1,910
Amortization of goodwill and other intangibles	—	—	12,263
Impairment of goodwill and other intangibles	—	—	52,552
Amortization of stock-based compensation	19	385	1,233
Other non-cash charges	1	105	86
Changes in operating assets and liabilities:
Accounts receivable	(3,897)	(1,373)	1,828
Other receivables	223	(227)	914
Inventories	(400)	(102)	365
Prepaids and other current assets	169	(264)	146
Accounts payable	877	(930)	88
Accrued compensation	789	1,370	(328)
Other accrued liabilities	1,215	(446)	(392)
Deferred revenue	3,624	1,862	739

Net cash provided by operating activities	15,071	5,379	416

Cash flows from investing activities:
Purchases of property and equipment	(985)	(2,920)	(966)
Purchases of investments	(88,113)	(67,586)	(92,710)
Proceeds from sales and maturities of investments	46,223	60,546	118,441
Other assets	(83)	(38)	435

Net cash provided by (used in) investing activities	(42,958)	(9,998)	25,200

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,314	1,566	841
Sale of stock to employees under the ESPP	780	885	1,437
Proceeds from stockholders’ notes receivable	48	29	83
Repurchase of common stock	—	—	(20)
Borrowings under line of credit	—	—	8,542
Repayments of line of credit	(1,000)	(851)	(10,370)
Proceeds from notes payable	—	—	551
Payments of notes payable	(189)	(172)	(101)
Principal payments of capital lease obligations	(546)	(703)	(738)

Net cash provided by financing activities	7,407	754	225

Currency impact	—	—	(105)
Net increase (decrease) in cash and cash equivalents	(20,480)	(3,865)	25,736
Cash and cash equivalents at beginning of year	46,144	50,009	24,273

Cash and cash equivalents at end of year	$25,664	$46,144	$50,009

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

      Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the “Company”, “Packeteer”, “we” and “us”) provides application traffic management systems designed to enable enterprises to gain visibility and control for networked applications, extend network resources and align application performance with business priorities. For service providers, Packeteer systems provide a platform for delivering application-intelligent network services that control QoS, expand revenue opportunities and offer compelling differentiation. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services. The Company currently markets and distributes its products via a worldwide network of resellers, distributors and systems integrators.

Basis of Preparation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation of long-lived assets, valuation allowances including sales return and rebate reserves and allowance for doubtful accounts, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

      Product revenues consist primarily of sales of our PacketShaper products, which include hardware, as well as software licenses to distributors and resellers. Service revenues consist primarily of maintenance revenue and, to a lesser extent, training revenue.

      The Company applies the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of hardware and software products. Revenue is generally recognized when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable, and

•	collectibility is probable.

      Generally, product revenue is recognized upon shipment. However, product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Sales Return Reserves

      Management makes estimates of potential future product returns related to current period product revenue in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”. These sales return reserves are recorded as a reduction to revenue. The Company’s estimate for sales returns is based on its historical return rates.

      The following provides additional details on the sales return reserves (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of year	$875	$331	$460
Additions, charged against revenues	1,160	2,071	434
Deductions	(1,322)	(1,527)	(563)

Balance at end of year	$713	$875	$331

Rebate Reserves

      Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force (EITF) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products). For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed.

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

      The following provides additional details on the allowance for doubtful accounts (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of year	$145	$132	$223
Provision, charged to general and administrative expense	65	12	15
Write-offs, net of recoveries	(61)	1	(106)

Balance at end of year	$149	$145	$132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Investments

      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2003 and 2002, all investment securities are designated as “available-for-sale.” These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizability of its investments when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

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

      Inventories consisted of the following at December 31 (in thousands):

	2003	2002

Completed products	$2,622	$2,243
Components	69	48

Inventories	$2,691	$2,291

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002

Computers and equipment	$4,484	$3,118
Equipment under capital lease	1,436	2,199
Furniture and fixtures	719	673
Leasehold improvements	1,504	1,540

	8,143	7,530
Less: accumulated depreciation and amortization	(5,550)	(4,503)

Property and equipment, net	$2,593	$3,027

      Accumulated depreciation and amortization includes accumulated amortization of approximately $1.3 million and $2.0 million on equipment under capital lease as of December 31, 2003 and 2002, respectively.

Advertising and Sales Promotion Costs

      Advertising and sales promotion costs are expensed as incurred. These costs were $318,000, $166,000 and $345,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      The following provides a reconciliation of changes in Packeteer’s warranty reserve (in thousands):

	For the Years Ended
	December 31,

	2003	2002	2001

Balance at beginning of year	$284	$552	$577
Provision for current year sales	372	227	531
Adjustments of prior accrual estimates	—	(128)	—
Warranty costs incurred	(353)	(367)	(556)

Balance at end of year	$303	$284	$552

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Research and Development Costs

      Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS 86, “Accounting for Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed.” To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

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

      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. In 2001, Alternative Technology, Inc., accounted for 22% of net revenues. No other customer accounted for 10% or more of revenues in 2001. The loss of one or more of our key indirect channel partners could harm our operating results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Stock-Based Compensation

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

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$11,033	$3,729	$(70,988)
Add: Stock-based compensation under APB 25, net of tax	17	343	1,182
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(9,069)	(7,669)	(30,198)

Net income (loss) pro forma	$1,981	$(3,597)	$(100,004)

Earnings per share:
Basic — as reported	$0.35	$0.12	$(2.40)
Diluted — as reported	$0.32	$0.12	$(2.40)
Basic — pro forma	$0.06	$(0.12)	$(3.38)
Diluted — pro forma	$0.06	$(0.12)	$(3.38)

      Compensation expense for pro forma purposes is reflected over the vesting period.

      For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	Options

	2003	2002	2001

Expected life (years)	3.4	3.1	4.0
Expected volatility	109%	124%	146%
Risk-free interest rates	2.22%	3.14%	3.16%

      The weighted-average fair value of the options granted under the 1999 Plan during 2003, 2002 and 2001 was $6.81, $2.68 and $7.08, respectively.

      To comply with pro forma reporting requirements of SFAS 123, compensation cost is also estimated for the fair value of the Employee Stock Purchase Plan (ESPP) issuances, which are included in the pro forma totals above. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions for the years ended December 31:

	ESPP Issuances

	2003	2002	2001

Expected life (years)	1.3	0.5	0.5
Expected volatility	111%	124%	146%
Risk-free interest rates	1.10%	1.46%	1.77%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The weighted-average fair value of the purchase rights granted under the ESPP during 2003, 2002 and 2001 was $1.94, $2.80 and $7.50, respectively.

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

Other Comprehensive Income (Loss)

      The Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the primary differences between reported net income (loss) and comprehensive income (loss) are unrealized gains or losses on securities available for sale. Tax effects of the components of other comprehensive income (loss) are not considered material for any periods presented.

Net Income (Loss) Per Share

      Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income (loss) per share has been computed using the weighted average number of common and potential common shares outstanding during the period. All warrants for common stock and outstanding stock options have been excluded from the calculation of diluted net loss per share for periods where their inclusion would be antidilutive.

      The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Numerator:
Net income (loss)	$11,033	$3,729	$(70,988)

Denominator:
Basic:
Weighted-average common shares outstanding	31,634	30,206	29,578
Less: common shares subject to repurchase	—	(1)	(19)

Basic weighted-average common shares outstanding	31,634	30,205	29,559

Diluted:
Basic weighted-average common shares outstanding	31,634	30,205	29,559
Add: potentially dilutive common shares from stock options and shares subject to repurchase	2,706	513	—
Add: potentially dilutive common shares from warrants	24	—	—

Diluted weighted-average common shares outstanding	34,364	30,718	29,559

Basic net income (loss) per share	$0.35	$0.12	$(2.40)

Diluted net income (loss) per share	$0.32	$0.12	$(2.40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table sets forth the potential common shares that were excluded from the net income (loss) computation as their effect would have been anti-dilutive (in thousands).

	Years Ended
	December 31,

	2003	2002	2001

Shares issuable under stock options	226	1,881	3,216
Shares of unvested stock subject to repurchase	—	—	19
Shares issuable pursuant to warrants to purchase common stock	—	45	45

      For the years ended December 31, 2003 and 2002, certain employee stock options and warrants were excluded from the computation because the exercise price was greater that the average market price. For 2001 all employee options and warrants were excluded from the computation as, due to the net losses, the effect would have been anti-dilutive.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. Packeteer adopted SFAS 143 January 1, 2003. Adoption of this statement did not have an impact on the Company’s results of operations or financial position.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires the costs to be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Packeteer adopted SFAS 146 January 1, 2003. Adoption of this statement did not have an impact on the Company’s results of operations or financial position.

      In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is complete. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement in the third quarter of 2003 did not have a material impact on the Company’s results of operations or financial position, as the Company’s revenue transactions are generally subject to SOP 97-2.

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation of variable interest entities by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. As the Company does not have any ownership interests in Variable Interest Entities, the adoption of FIN 46 did not have an impact on the Company’s results of operations or financial condition.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. As the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Company does not currently have any derivative financial instruments, the adoption of SFAS 149 did not have an impact on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have an impact on the Company’s consolidated financial statements.

      In November 2003, the EITF reached a consensus on portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus was that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosures should include the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, categorized by type of security and segregated by the length of time the individual securities have been in a continuous unrealized loss position. Additional information in narrative form should provide sufficient detail to support the conclusion that the impairments are not other-than-temporary. These disclosures are effective for fiscal years ending after December 15, 2003. Adoption of these portions of EITF 03-01 did not have a material impact on the Company’s results of operations or financial condition.

3.	Goodwill and Other Intangible Assets

      The following table presents the impact of SFAS 142, “Goodwill and Other Intangible Assets,” on net income (loss) and net income (loss) per share had the standard been in effect for 2001(in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Reported net income (loss)	$11,033	$3,729	$(70,988)
Add back: Goodwill amortization	—	—	11,017

Adjusted net income (loss)	$11,033	$3,729	$(59,971)

Basic earnings per share:
Reported net income (loss)	$0.35	$0.12	$(2.40)
Goodwill amortization	—	—	0.37

Adjusted net income (loss)	$0.35	$0.12	$(2.03)

Diluted earnings per share:
Reported net income (loss)	$0.32	$0.12	$(2.40)
Goodwill amortization	—	—	0.37

Adjusted net income (loss)	$0.32	$0.12	$(2.03)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

4.	Financial Instruments

      The Company’s cash equivalents and investments consist of the following at December 31, 2003 and 2002 (in thousands):

	Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2003
Commercial paper, money markets, corporate notes	$16,318	$1	$—	$16,319

Total debt securities	16,318	1	—	16,319
Government securities	68,839	12	(25)	68,826

	$85,157	$13	$(25)	$85,145

Amounts included in cash and cash equivalents	$24,101	$1	$—	$24,102
Amounts included in short-term investments	54,320	11	(14)	54,317
Amounts included in long-term investments	6,736	1	(11)	6,726

	$85,157	$13	$(25)	$85,145

December 31, 2002
Commercial paper, corporate bonds and notes and medium-term notes	$46,498	$12	$—	$46,510

Total debt securities	46,498	12	—	46,510
Government securities	17,186	154	(1)	17,339

	$63,684	$166	$(1)	$63,849

Amounts included in cash and cash equivalents	$44,518	$1	$—	$44,519
Amounts included in short-term investments	11,245	94	—	11,339
Amounts included in long-term investments	7,921	71	(1)	7,991

	$63,684	$166	$(1)	$63,849

      The amortized cost and estimated fair value of the Company’s investments as of December 31, 2003, shown by contractual maturity date, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Mature in one year or less	$78,421	$78,419
Mature between one year and two years	6,736	6,726

	$85,157	$85,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands).

	Less than 12 months		More than 12 months		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government Securities	$17,230	$25	$—	$—	$17,230	$25

Total temporarily impaired securities	$17,230	$25	$—	$—	$17,230	$25

      Securities listed are composed of US Treasury obligations and obligations of US government agencies. The individual securities included in the table above have been in a continuous loss position for periods ranging from one to seven months. At this time, we believe that, due to the nature of the investments, the short time period that these unrealized loss positions have existed, and Packeteer’s ability and intent to hold the investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as “other-than-temporary” under the guidance of EITF 03-01.

5.	Revolving Loan Agreement

      The Company had a revolving credit facility that provided for borrowings of up to $10.0 million. Advances were limited to the lesser of the maximum line or the borrowing base, which was 80% of eligible domestic receivables and 90% of eligible international receivables. Additionally, the Company was required to maintain certain financial covenants related to working capital and quarterly net income (loss) amounts. The outstanding principal balance accrued interest at a per annum rate equal to the prime rate and was secured by all present and future collateral of the Company. As of December 31, 2002, the outstanding balance on the line was $1.0 million. During the first quarter of 2003, the Company repaid the outstanding balance and the Company allowed the line to expire in May 2003.

6.	Note Payable

      In August 2001, the Company secured a $551,000 equipment loan. Borrowings under this agreement are collateralized by the purchased equipment, bear interest at the rate of 11.1%, and are repayable in monthly installments over a three-year period. At December 31, 2003, approximately $139,000 was outstanding under this note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

7.	Commitments and Guarantees

      The Company leases its facility and certain equipment under non-cancelable lease agreements that expire at various dates through 2010. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs. Rent expense was $1.9 million, $1.8 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital	Operating
Years Ending December 31,	Lease	Lease

2004	$482	$1,492
2005	—	1,288
2006	—	1,472
2007	—	1,200
2008	—	48
Thereafter	—	179

Total future minimum lease payments	482	$5,679

Less amounts representing interest at 9.27%-10.00%	(25)

Present value of future minimum lease payments under capital lease	$457

      Total interest paid for our capital lease obligations, note payable and revolving line of credit was $110,000, $251,000 and $543,000 for 2003, 2002 and 2001, respectively.

      Additionally, our distributor and reseller agreements generally include a provision for indemnifying such parties against certain liabilities if our products are claimed to infringe a third-party’s intellectual property rights. To date we have not incurred any costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

8.	Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

9.	Income Taxes

      Net income (loss) before income taxes is attributable to the following geographic locations for the periods ended December 31 (in thousands):

	2003	2002	2001

United States	$3,337	$(2,894)	$(10,939)
Foreign	8,922	7,038	(60,049)

Net income (loss) before incomes taxes	$12,259	$4,144	$(70,988)

      Our income tax provision for 2003 and 2002 is primarily attributable to income taxes payable in foreign jurisdictions. The Company recorded no income tax provision or benefit in 2001, as the Company reported a net loss.

      The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income (loss) before tax as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Federal tax at statutory rate	$4,168	$1,409	$(24,136)
State taxes	9	6	—
Operating loss (utilized) not benefited	(1,188)	940	3,681
Non deductible expenses	54	43	21,652
Alternative minimum income tax	75	—	—
Foreign tax differential	(1,892)	(1,983)	(1,197)

Total provision for income taxes	$1,226	$415	$—

      The types of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31 are set forth below (in thousands):

	2003	2002

Deferred tax assets:
Various accruals and reserves not deductible for tax purposes	$1,135	$1,251
Property and equipment	523	409
Net operating loss carryforwards	18,689	19,574
Tax credit carryforwards	3,299	2,853

Gross deferred tax assets	23,646	24,087
Valuation allowance	(23,646)	(24,087)

Net deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The net change in the total valuation allowance was a decrease of $0.4 million and increase of $1.6 million for the years ended December 31, 2003 and 2002, respectively. Although we reported net income in 2003 and 2002, the Company has previously reported net losses since inception, therefore it has provided a full valuation allowance on its deferred tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

      Approximately $12.8 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when, and if, it is subsequently realized.

      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S.

      At December 31, 2003 the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $49.9 million and $22.7 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2006. At December 31, 2003, the Company had federal and California research credit carryforwards of approximately $2.0 million and $1.8 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2011. The California research credit carryforwards can be carried forward indefinitely. Changes in the Company’s ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

      Income taxes paid were $672,000, $89,000 and $40,000 for 2003, 2002 and 2001, respectively.

10.	Stockholders’ Equity

Preferred and Common Stock

      The Company’s Board of Directors has authorized 5,000,000 shares of preferred stock. The authorized preferred stock shares are undesignated and the Board has the authority to issue and to determine the rights, preference and privileges thereof.

      The Company’s Board of Directors has authorized 85,000,000 shares of common stock.

Warrants

      As of December 31, 2003, 45,000 warrants to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.

1999 Employee Stock Purchase Plan

      In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective July 27, 1999. At that time, 500,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2003, 687,000 shares had been issued under the plan and 2.1 million were available for future issuance. The fair value of the discount and look-back features are considered compensation for purposes of computing the Company’s pro-forma earnings for stock based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

1999 Stock Incentive Plan

      The 1999 Stock Incentive Plan (the “1999 Plan”) is intended to serve as the successor program to our 1996 Equity Incentive Plan (the “1996 Plan”). In May 1999, the Company’s Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900,000 shares were reserved for issuance. Previously, 515,000 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan automatically increases annually beginning on January 1, 2000 by the lesser of three million shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan is administered by the Compensation Committee of the Board of Directors, which sets the terms and conditions of the options. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with  1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. The options may include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased shall be subject to a repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 2003, there were no outstanding shares subject to repurchase. As of December 31, 2003, options for 16.3 million shares had been issued and 2.0 million were available for future grant.

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

      A summary of stock option activity under 1999 Plan follows (in thousands, except per share data):

		Options Outstanding

	Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balances as of December 31, 2000	798	3,848	$18.09
Shares made available for grant	1,474	—	—
Repurchased	25	—	—
Granted	(2,203)	2,203	9.84
Exercised	—	(395)	2.10
Cancelled	2,440	(2,440)	25.38

Balances as of December 31, 2001	2,534	3,216	8.88
Shares made available for grant	1,498	—	—
Granted	(2,420)	2,420	5.49
Exercised	—	(430)	3.59
Cancelled	196	(196)	6.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

		Options Outstanding

	Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balances as of December 31, 2002	1,808	5,010	7.77
Shares made available for grant	1,530	—	—
Granted	(1,614)	1,614	10.84
Exercised	—	(1,611)	5.12
Cancelled	284	(284)	11.22

Balances as of December 31, 2003	2,008	4,729	9.51

      The following tables summarize information about stock options outstanding under the 1999 Plan as of December 31, 2003 (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/03	Life (Years)	Price	at 12/31/03	Price

$0.50-$3.50	793	5.24	$2.70	349	$3.05
$3.70-$6.06	683	8.20	4.72	238	4.77
$6.10	769	6.81	6.10	548	6.10
$6.13-$9.87	1,191	8.63	8.15	163	7.51
$10.05-$16.26	839	8.35	12.29	125	12.01
$16.88-$20.86	264	8.09	17.22	153	16.88
$48.06	190	6.07	48.06	186	48.06

$0.50-$48.06	4,729	7.92	9.51	1,762	11.23

      In the year ended December 31, 2003, 51,250 shares were issued as a result of the exercise of non-plan options granted before the July 28, 1999 initial public offering. As of December 31, 2003, there were 9,333 non-plan options outstanding with a weighted average exercise price of $0.25 per share.

Stock-Based Compensation

      In connection with options granted in 1999 and 1998, the Company recorded deferred stock-based compensation of $3.9 million and $787,000, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock at the date of grant. In 2000, the Company recorded deferred stock-based compensation of $1.1 million related to employee options assumed in the Workfire acquisition. The amounts were being amortized over the vesting period for the individual options, generally four years. Amortization of stock-based compensation of $19,000, $385,000 and $1.2 million was recognized during the years ended December 31, 2003, 2002 and 2001, respectively. All stock-based compensation was fully amortized as of June 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Comprehensive Income (Loss)

      The following table reflects the accumulated balances of other comprehensive income (loss) in thousands:

	Gains		Accumulated
	(Losses) On		Other
	Marketable	Other	Comprehensive
	Securities	Adjustments	Income (Loss)

Balance December 31, 2000	77	—	77
Current year change	10	(105)	(95)

Balance December 31, 2001	87	(105)	(18)
Current year change	78	105	183

Balance December 31, 2002	$165	$—	$165
Current year change	(177)	—	(177)

Balance December 31, 2003	$(12)	$—	$(12)

      Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

11.	401(k) Plan

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

12.	Segment Reporting

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

      The Company operates in the United States and internationally, and derives its revenue from the sale of products and software licenses and maintenance contracts related to these products. Sales outside of North America accounted for 56%, 58% and 55% of the Company’s total revenues in 2003, 2002, and 2001, respectively.

      Geographic information is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net revenues:
North America	$31,756	$23,109	$20,805
Asia Pacific	21,570	17,997	12,106
Europe and rest of world	19,397	13,908	13,750

Total net revenues	$72,723	$55,014	$46,661

      Net revenues reflect the destination of the product shipped.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

      We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Pursuant to General Instruction G to Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      See the Consolidated Financial Statements beginning on page 38 of this Form 10-K.

             (2) Financial Statement Schedule

      All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             (3) Exhibits

      See the Exhibit Index of this Form 10-K.

      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated October 16, 2003, furnishing under Item 12 a press release reporting the Company’s results of operations for the three and nine months ended September 30, 2003.

      (c) See the Exhibit Index of this Form 10-K.

      (d) See the Consolidated Financial Statements beginning on page 38.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 5th day of March, 2004.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer

Date: March 5, 2004

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

Name	Title	Date

/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2004

/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 5, 2004

/s/ HAMID AHMADI Hamid Ahmadi	Director	March 5, 2004

/s/ STEVEN CAMPBELL Steven Campbell	Director	March 5, 2004

/s/ CRAIG ELLIOTT Craig Elliott	Director	March 5, 2004

Name	Title	Date

/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 5, 2004

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 5, 2004

/s/ PETER VAN CAMP Peter Van Camp	Director	March 5, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.
3	.3(5)	Registrant’s Amended and Restated Bylaws.
4	.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10	.8(2)	Registrant’s 1996 Equity Incentive Plan.
10	.9(2)	Registrant’s 1999 Stock Incentive Plan.
10	.10(2)	Registrant’s 1999 Employee Stock Purchase Plan.
10	.11(2)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10	.14(2)	OEM Agreement between Packeteer and Adtran, Inc. dated June 29, 1999.
10	.16(3)	Master Lease Agreement between Packeteer and Pentech Financial Services, Inc., dated November 1, 1999.
10	.21(4)	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan
10	.22(5)	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan
10	.23(5)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and the Company
10	.24(6)	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.
10	.25(1)	Amendment dated July 16, 2003 to the 1999 Employee Stock Purchase Plan
21	.1(1)	Subsidiaries of Packeteer
23	.1(1)	Consent of KPMG LLP, Independent Accountants
24	.1(1)	Power of Attorney (see page 60)
31	.1(1)	Sarbanes-Oxley Section 302 Certification — CEO
31	.2(1)	Sarbanes-Oxley Section 302 Certification — CFO
32	.1(1)	Sarbanes-Oxley Section 906 Certification — CEO
32	.2(1)	Sarbanes-Oxley Section 906 Certification — CFO

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 23, 2000.

(4)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(5)	Incorporated by reference from Packeteer’s 10-Q dated August 13, 2002.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 21, 2003.