Form 10-Q
period 2004-03-31
PACKETEER INC
filed 2004-04-30
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 32,816,208 at April 26, 2004.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 5, 2004. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, future revenues and revenue growth, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our development of relationships with providers of leading Internet technologies, our competition and our business model targets. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$46,913	$25,664
Short-term investments	35,528	54,317
Accounts receivable, net of allowance for doubtful accounts of $158 and $149, respectively	11,589	11,042
Other receivables	226	187
Inventories	2,944	2,691
Prepaids and other current assets	1,259	1,133

Total current assets	98,459	95,034
Property and equipment, net	2,596	2,593
Long-term investments	9,948	6,726
Other assets	345	346

Total assets	$111,348	$104,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$344	$457
Current portion of note payable	88	139
Accounts payable	3,055	2,229
Accrued compensation	3,290	4,241
Other accrued liabilities	5,174	4,398
Deferred revenue	9,216	8,297

Total current liabilities	21,167	19,761
Long-term liabilities:
Deferred revenue	1,485	1,295
Deferred rent	260	225

Total liabilities	22,912	21,281
Stockholders’ equity:
Common stock, $0.001 par value; 85,000 shares authorized; 32,813 and 32,501 shares issued and outstanding, respectively	33	32
Additional paid-in capital	177,432	175,820
Accumulated other comprehensive income (loss)	39	(12)
Notes receivable from stockholders	(6)	(6)
Accumulated deficit	(89,062)	(92,416)

Total stockholders’ equity	88,436	83,418

Total liabilities and stockholders’ equity	$111,348	$104,699

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Net revenues:
Product revenues	$17,711	$14,160
Service revenues	3,793	2,608

Total net revenues	21,504	16,768
Cost of revenues:
Product costs	3,557	2,877
Service costs	1,340	1,012

Total cost of revenues	4,897	3,889

Gross profit	16,607	12,879
Operating expenses:
Research and development	3,474	2,815
Sales and marketing	8,161	6,521
General and administrative	1,438	1,335

Total operating expenses	13,073	10,671

Income from operations	3,534	2,208
Other income, net	193	180

Income before provision for income taxes	3,727	2,388
Provision for income taxes	373	239

Net income	$3,354	$2,149

Basic and diluted net income per share	$0.10	$0.07

Shares used in computing basic net income per share	32,673	30,828

Shares used in computing diluted net income per share	34,677	31,760

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,354	$2,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	382	371
Other non-cash charges	—	11
Changes in operating assets and liabilities:
Accounts receivable, net	(547)	(533)
Inventories	(253)	408
Prepaids and other current assets	(165)	69
Accounts payable	826	(59)
Accrued compensation and other accrued liabilities	(140)	(956)
Deferred revenue	1,109	978

Net cash provided by operating activities	4,566	2,438

Cash flows from investing activities:
Purchases of property and equipment	(385)	(126)
Purchases of investments	(21,107)	(16,994)
Proceeds from sales and maturities of investments	36,725	2,502
Other assets	1	9

Net cash provided by (used in) investing activities	15,234	(14,609)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,039	1,320
Sale of stock to employees under the ESPP	574	334
Payments from stockholders’ notes receivable	—	18
Repayments of line of credit	—	(1,000)
Payments of notes payable	(51)	(44)
Principal payments of capital lease obligations	(113)	(153)

Net cash provided by financing activities	1,449	475

Net increase (decrease) in cash and cash equivalents	21,249	(11,696)
Cash and cash equivalents at beginning of period	25,664	46,144

Cash and cash equivalents at end of period	$46,913	$34,448

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$335	$117

Cash paid during period for interest	$17	$39

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (“Packeteer” or collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with its audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 5, 2004.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2004.

2. STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, in December 2002. As permitted under SFAS 148, Packeteer has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$3,354	$2,149
Add: Stock-based compensation under APB 25, net of tax	—	10
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(1,438)	(2,235)

Net income (loss) pro forma	$1,916	$(76)

Net income (loss) per share:
Basic – as reported	$0.10	$0.07
Diluted – as reported	$0.10	$0.07
Basic – pro forma	$0.06	$0.00
Diluted – pro forma	$0.06	$0.00

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

4. GUARANTEES

     The Company’s standard warranty period is twelve months. We record a liability for estimated warranty obligations at the date products are sold. This warranty reserve approximates the aggregate amount of expected replacement and repair costs for our products. Our warranty reserve is based on historical product repair and replacement information. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2003 to March 31, 2004 (in thousands):

Accrued warranty obligations at December 31, 2003	$303
Provision for current period sales	26
Warranty costs incurred	(57)

Accrued warranty obligations at March 31, 2004	$272

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. In March 2004, we entered into such an agreement guaranteeing the performance of our contract manufacturer in meeting their obligations on a specific purchase order that covers a 15-month supply of a particular component. Our maximum liability under this guarantee is $1.4 million. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we have not recorded a liability for this guarantee.

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

5. INCOME TAXES

     Our income tax provision for the periods ended March 31, 2004 and 2003 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three-month periods ended March 31, 2004 and 2003, is approximately 10%.

6. NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At March 31, 2004 and 2003, there were 1,207,153 and 704,288 shares, respectively, issuable upon exercise of stock options excluded from the computation because the exercise price was greater than the average market price.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income	$3,354	$2,149

Denominator:
Basic weighted-average common shares outstanding	32,673	30,828
Add: potentially dilutive common shares from stock options	1,976	919
Add: potentially dilutive common shares from warrants	28	13

Diluted weighted-average common shares outstanding	34,677	31,760

Basic net income per share	$0.10	$0.07

Diluted net income per share	$0.10	$0.07

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

     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. For the three months ended March 31, 2004, sales to three customers, Westcon, Inc., Alternative Technology, Inc., and Macnica, Inc., accounted for 25%, 19% and 11% of total net revenues, respectively. For the three months ended March 31, 2003, sales to the same three customers accounted for 16%, 22% and 10% of total net revenues, respectively.

     Geographic information (in thousands):

	Three months ended
	March 31,
	2004	2003
Net revenues:
Americas	$7,446	$8,059
Asia Pacific	6,352	4,775
Europe, Middle East, Africa	7,706	3,934

Total net revenues	$21,504	$16,768

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes Latin America and South America, which have historically accounted for between 1% and 2% of total net revenues. These revenues were previously included in Europe and Rest of World (ROW).

     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2003, the FASB issued Emerging Issues Task Force 03-05 (EITF 03-05), “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” provides guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of AICPA Statement of Position 97-2, Software Revenue Recognition. The guidance in EITF 03-05 is effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-05 did not have a material impact on our financial position or results of operations.

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions is not expected to have a material impact on the Company’s results of operations or financial condition.

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

     The Packeteer application traffic management system consists of a family of appliances with performance capabilities that make them capable of deployment within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured to deliver the full range of application traffic management solutions, from visibility with PacketSeeker®, to control with PacketShaper®, to compression with PacketShaper Xpress™. In addition, each appliance can be managed individually or in context of a completely integrated policy-based application traffic management system distributed across multiple locations, using our ReportCenter™ or PolicyCenter™ software products.

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

     We have a limited positive operating history. As of March 31, 2004, we had an accumulated deficit of $89.1 million. Although we earned net income of $3.4 million for the three months ended March 31, 2004, and $11.0 million and $3.7 million for the years ended December 31, 2003 and 2002, respectively, we incurred losses since we commenced operations in 1996 until 2002, and profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability. With the increase in our installed base, we plan to continue to invest in our customer support group. We plan to continue to invest in the development and support of our reseller and distributor relationships. We also plan to continue to invest in appropriate marketing campaigns and expand our international sales operations. We plan to continue to invest in research and development activities to enhance existing products and develop new features in response to customer demands. We will also add to our infrastructure to support our growing business.

     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business during the remainder of 2004. Our growth rate and net revenues depend significantly on continued growth in the application traffic management market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

SOURCES OF REVENUE

     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our application traffic management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 82% and 84% of our net revenues for the three months ended March 31, 2004 and 2003, respectively. Service revenues continue to increase as our installed base grows, accounting for 18% and 16% of net revenues for the three months ended March 31, 2004 and 2003, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts are sold.

COST OF REVENUES AND OPERATING EXPENSES

     Cost of Revenues. Our cost of revenues consists of the cost of finished products purchased from our contract manufacturer, overhead costs and service support costs.

     For finished product, we outsource all of our manufacturing to one contract manufacturer, SMTC Manufacturing Corporation, or SMTC. We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Our overhead costs consist primarily of personnel related costs for our product operations and order fulfillment groups and other product costs such as warranty and fulfillment charges. Service support costs consist primarily of personnel related costs for our customer support and training groups, as well as fees paid to third-party service providers to facilitate next business day replacement for end user customers located outside the United States. Additionally, we allocate overhead such as facilities, depreciation and IT costs to all departments based on headcount and usage. As such, general overhead costs are reflected in each cost of revenue and operating expense category.

     We must continue to work closely with our contract manufacturer as we develop and introduce new products and try to reduce production costs for existing products. To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support group and expect that our fees to third-party service providers will continue to increase as our international installed base grows.

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

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost, accounting for 38% and 39% of net revenues for the three months ended March 31, 2004 and 2003, respectively. We plan to increase sales and marketing headcount in the remainder of 2004, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and, although we anticipate second quarter sales and marketing expenses to be down slightly from the first quarter, we expect expenses in absolute dollars to increase in the second half of 2004.

Particularly, we have introduced new channel marketing programs, replacing previous channel rebate programs, and will see the impact of these changes in operating expenses for the remainder of 2004. We expect that sales and marketing expenses will continue to exceed our revised long-term business model target of 30% to 32% of net revenues for at least the next twelve to eighteen months.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. We expect general and administrative expenses to continue to be in line with our long-term targets of 6% to 7% of net revenues.

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

     We believe that of our significant accounting policies, which are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe the accounting policies below are the most critical to aid in fully understanding and evaluating our consolidated results of operations and financial condition.

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

     Sales return reserve and allowance for doubtful accounts. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at March 31, 2004 and December 31, 2003 were $891,000 and $713,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts at March 31, 2004 and December 31, 2003 was $158,000 and $149,000, respectively.

     Rebate Reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force (EITF) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products). For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if rebate claims are less than the maximum exposure. Rebate reserves at March 31, 2004 and December 31, 2003 were $1.5 million and $877,000, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at March 31, 2004 and December 31, 2003 were $272,000 and $303,000, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months
	ended
	March 31,
	2004	2003
Net revenues:
Product revenues	82%	84%
Service revenues	18	16

	Three months
	ended
	March 31,
	2004	2003
Total net revenues	100	100
Cost of revenues:
Product costs	17	17
Service costs	6	6

Total cost of revenues	23	23

Gross margin	77	77
Operating expenses:
Research and development	16	17
Sales and marketing	38	39
General and administrative	7	8

Total operating expenses	61	64

Income from operations	16	13
Other income, net	1	1

Net income before provision for income taxes	17	14
Provision for income taxes	2	1

Net income	15%	13%

     OVERVIEW OF RESULTS

     Net revenues for the three months ended March 31, 2004 were $21.5 million, an increase of 28% over the same period in 2003. Gross profit was $16.6 million, or 77%, and operating income was $3.5 million. During the comparable period a year ago, net revenues were $16.8 million, gross profit was $12.9 million, or 77%, and operating income was $2.2 million.

     The increase in revenues was due to both an increase in the number of units shipped and the number of units under maintenance contracts. We believe a number of forces contributed to our revenue growth, including strength in our Europe, Middle East and Africa, or EMEA, region and our Asia Pacific region, and a growing number of larger transactions. During the first quarter of 2004, we continued to invest in our operations, with operating expenses of $13.1 million increasing $2.4 million, or 23%, from $10.7 million reported in the comparable period of 2003. In particular, this quarter we added personnel in sales and marketing and operations. Compared to March 31 a year ago, headcount has increased 34, or 17%, primarily in operations, sales and marketing and research and development.

     During the first quarter of 2004, we generated $4.6 million of cash from operating activities, compared to $2.4 million in the comparable period a year ago. At March 31, 2004, we had cash, cash equivalents and investments of $92.4 million, accounts receivable of $11.6 million and deferred revenues of $10.7 million.

     NET REVENUES

     Total net revenues of $21.5 million in the three months ended March 31, 2004 increased $4.7 million, or 28%, from $16.8 million in the same period last year. Product revenues of $17.7 million for the three months ended March 31, 2004 increased $3.6 million, or 25%, from $14.2 million for the three months ended March 31, 2003. For the three-month period ended March 31, 2004, the increase in product revenues is primarily the result of an increase in the number of units shipped. There were no significant selling price changes during any of the periods presented.

     Service revenues of $3.8 million in the three months ended March 31, 2004, increased $1.2 million, or 45%, from $2.6 million in the same period last year. The increase is mainly due to an increase in the number of units under maintenance contracts.

     For the three months ended March 31, 2004, net revenues in the Americas of $7.4 million decreased $613,000, from $8.1 million in the same period last year, and accounted for 35% of total net revenues, compared to 48% for the same period last year. This decline was primarily due to a lengthening of the sales cycle due to larger deal sizes, which resulted in a delay in the timing of orders. Net revenues in Asia Pacific of $6.4 million for the three months ended March 31, 2004 accounted for 29% of total net revenues compared to $4.8 million, or 28%, of total net revenues for the same period last year. Net revenues in EMEA of $7.7 million for the three months ended March 31, 2004, accounted for 36% of total net revenues, compared to $3.9 million, or 23%, of total net revenues for the three months ended March 31, 2003. The increase in both EMEA and Asia Pacific reflect increased orders, and was accelerated by several individually significant transactions.

     During the three months ended March 31, 2004, three customers, Westcon, Inc., Alternative Technology, Inc. and Macnica Inc., accounted for 25%, 19% and 11% of total net revenues, respectively. For the three months ended March 31, 2003, the same three customers accounted for 16%, 22% and 10% of total net revenues, respectively.

     COST OF REVENUES

     Our cost of revenues was $4.9 million in the three months ended March 31, 2004, an increase of $1.0 million, or 26%, from $3.9 million in the same period last year. The increase in costs was due to an increase in units shipped, as well as higher overhead costs and service support costs. The cost of revenues represented 23% of total net revenues for both the three months ended March 31, 2004 and 2003.

     Product costs for the three months ended March 31, 2004 increased by $680,000, or 24%, to $3.6 million from $2.9 million in the same period last year. For the three months ended March 31, 2004, manufacturing costs increased $582,000 from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Other product costs decreased $39,000 from the prior year, primarily reflecting decreases in warranty, parts and rework costs of $60,000, $54,000 and $29,000, respectively, partially offset by a $65,000 increase in fulfillment costs. Overall products costs as a percentage of product sales remained at 20% for the three months ended March 31, 2004, consistent with the 20% of product sales reported for the three months ended March 31, 2003.

     Service costs for the three months ended March 31, 2004 increased by $328,000, or 32%, to $1.3 million from $1.0 million in the same period of last year. The increased service costs in the three months ended March 31, 2004 are due to increased personnel costs as a result of increased headcount in both our support and training groups, as well as a $70,000 increase in service fees to our third-party maintenance service provider.

     RESEARCH AND DEVELOPMENT

     Research and development expenses of $3.5 million in the three months ended March 31, 2004, were up $659,000, or 24%, from $2.8 million in the same period last year. The increased costs are primarily attributable to increased salaries and related personnel expenses, and to a lesser extent, professional service fees. Personnel related expenses increased $458,000 as headcount increased from 63 at March 31, 2003 to 73 at March 31, 2004. Professional service fees increased $221,000, primarily for project related consultants and patent related legal costs. Research and development expenses represented 16% and 17% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.

     SALES AND MARKETING

     Sales and marketing expenses increased to $8.2 million in the three months ended March 31, 2004, an increase of $1.6 million, or 25%, from $6.5 million in the same period last year. Increases included personnel costs, travel costs and various marketing program related costs. Personnel related costs, including salaries, bonuses and commissions, and travel costs increased $877,000 and $221,000, respectively, as headcount increased from 83 at March 31, 2003 to 98 at March 31, 2004. The cost of various marketing programs increased $378,000 as we introduced new channel marketing programs, replacing previous channel rebate programs. Sales and marketing expenses represented 38% and 39% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $1.4 million in the three months ended March 31, 2004, from $1.3 million in the same period of last year, an increase of $103,000, or 8%. Increases included personnel costs, specifically salaries, of $50,000 and consulting fees, particularly audit and tax related expenses, of $97,000. General and administrative expenses represented 7% and 8% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.

     OTHER INCOME, NET

     Other income, net consists primarily of investment income from our cash, cash equivalents and investments, less interest expense related to debt and capital lease obligations. Other income, net increased to $193,000 in the three months ended March 31, 2004 from $180,000 for the same period last year. The increase was primarily due to a sales tax refund in the current quarter.

     INCOME TAX PROVISION

     Our income tax provision is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three months ended March 31, 2004, and the expected annual rate for the remainder of 2004, is approximately 10%.

     LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

     During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay our bank line of credit.

     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $92.4 million at March 31, 2004 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     We have contractual obligations in the form of operating and capital leases and notes payable. These are described in further detail in Notes 6 and 7 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of March 31, 2004 (in thousands):

Contractual Obligations			Payments due by period
		Remainder	1–3	3–5	More than 5
	Total	of 2004	years	years	years
Amounts reflected in Balance Sheet
Capital lease obligations	$359	$359	$—	$—	$—
Note payable	90	90	—	—	—

	449	449	—	—	—
Other cash obligations not reflected in Balance Sheet
Operating lease obligations	5,432	1,209	2,787	1,263	173
Purchase obligations	3,839	3,839	—	—	—

	9,271	5,048	2,787	1,263	173
Total	$9,720	$5,497	$2,787	$1,263	$173

Sources and Uses of Cash

     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $5.7 million during the three months ended March 31, 2004 to $92.4 million. The increase during the three months was primarily due to net cash provided by operating activities of $4.6 million and cash provided by financing activities, specifically proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan, totaling $1.5 million. This increase was partially offset by $164,000 in cash used in financing activities to repay debt and capital lease obligations.

     Operating Activities. Cash provided by operating activities was $4.6 million in the three months ended March 31, 2004, up from $2.4 million in the same period last year. The increase was primarily due to the increase in net income reported in the current quarter compared to the first quarter of 2003, as well as an increase in accrued liabilities over the same period a year ago.

     Investing Activities. Cash provided by investing activities in the three months ended March 31, 2004 was $15.2 million, compared to cash used in investing activities of $14.6 million in the same period last year, primarily reflecting transactions in marketable securities. Among our investment policy objectives are preserving of principal, meeting liquidity needs and delivering good yields in relationship to the policy guidelines and market conditions. Changes in our investment portfolio are made in response to the market outlook and fluctuations in interest rates.

     Financing Activities. Cash provided by financing activities included $1.6 million and $1.7 million in proceeds from employee option exercises and the Employee Stock Purchase Plan for the three months ended March 31, 2004 and 2003, respectively. Cash used in financing activities included $164,000 in the three months ended March 31, 2004, compared to $1.2 million the same period last year, to repay borrowings under our line of credit, note payable and capital lease obligations. We paid down the remaining balance on our line of credit during the first quarter of 2003 and allowed the line to expire in May 2003. Both the note payable and our remaining capital lease obligations will be completely repaid during the remainder of 2004.

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

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY COULD BE DIFFICULT TO SUSTAIN

     We have an accumulated deficit of $89.1 million at March 31, 2004. Although we earned net income of $3.4 million for the three months ended March 31, 2004 and $11.0 million and $3.7 million in 2003 and 2002, respectively, we incurred net losses since we commenced operations until 2002 and our profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

OUR FUTURE OPERATING RESULTS MAY NOT MEET ANALYSTS’ EXPECTATIONS AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. Our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock would likely decrease. Our operating results are likely to fluctuate in the future on both a quarterly and an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results to fluctuate include variations in:

–	the timing and size of orders and shipments of our products;

–	the mix of products we sell;

–	the mix of channels through which those products are sold;

–	the average selling prices of our products; and

–	the amount and timing of our operating expenses.

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

     Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The application traffic management solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:

–	develop and maintain competitive products;

–	enhance our products by adding innovative features that differentiate our products from those of our competitors;

–	bring products to market on a timely basis at competitive prices;

–	identify and respond to emerging technological trends in the market; and

–	respond effectively to new technological changes or new product announcements by others.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 65% and 52% of net revenues for the three months ended March 31, 2004 and 2003, respectively, and 55% and 56% of net revenues in 2003 and 2002, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended March 31, 2004, sales to Westcon, Inc., Alternative Technology, Inc., and Macnica, Inc. accounted for 25%, 19% and 11% of net revenues, respectively. For the three months ended March 31, 2003, sales to the same three customers accounted for 16%, 22% and 10% of net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     Most of our revenues have been derived from sales of our application traffic management systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues in the remainder of 2004 and for the foreseeable future thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or new and enhanced products. A decline in demand for our application traffic management systems as a result of competition, technological change or other factors would harm our business.

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

     We currently contract with SMTC for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

–	reduced control over delivery schedules;

–	the potential lack of adequate capacity during periods of excess demand;

–	decreases in manufacturing yields and increases in costs;

–	the potential for a lapse in quality assurance procedures;

–	increases in prices; and

–	the potential misappropriation of our intellectual property.

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

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

     We continually evaluate strategic acquisitions of other businesses. Our consummation of the acquisition of other businesses would subject us to a number of risks, including the following:

–	difficulty in integrating the acquired operations and retaining acquired personnel;

–	limitations on our ability to retain acquired distribution channels and customers;

–	diversion of management’s attention and disruption of our ongoing business; and

–	limitations on our ability to successfully incorporate acquired technology and rights into our product and service offerings and maintain uniform standards, controls, procedures, and policies.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of March 31, 2004, we have 12 issued U.S. patents and 45 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     Our corporate documents and Section 203 of the Delaware General Corporation Law could discourage, delay or prevent a third- party or a significant stockholder from acquiring control of Packeteer. In addition, provisions of our certificate of incorporation may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving Packeteer. Any of these anti-takeover provisions could lower the market price of the common stock and could deprive our stockholders of the opportunity to receive a premium for their common stock that they might otherwise receive from the sale of Packeteer.

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

     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2004 and comparable fair values as of December 31, 2003 (in thousands):

	Amortized Cost at March 31, 2004				March 31,	December
					2004	31, 2003
(in thousands)	2004	2005	2006	Total	Fair Value	Fair Value
Cash equivalents	$43,918	$—	$—	$43,918	$43,919	$24,102
Weighted-average rate	1.03%	—	—
Short-term investments	21,234	14,271	—	35,505	35,528	54,317
Weighted-average rate	1.22%	1.34%	—
Long-term investments	—	7,840	2,092	9,932	9,948	6,726
Weighted-average rate	—	1.33%	1.41%

Total investment portfolio	$65,152	$22,111	$2,092	$89,355	$89,395	$85,145

Foreign Exchange

     We develop products in North America and sell in the Americas, Asia, Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in worldwide markets. All sales are currently made in U.S. dollars; and as a result, a strengthening of the dollar could make our products less competitive in foreign markets. All operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to U.S. dollars upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

ITEM 4. CONTROLS AND PROCEDURES

     We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in our internal control over financial reporting during the three months ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth under Note 3, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification — CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

(b)	REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated January 29, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 30th day of April, 2004.

PACKETEER, INC.
By:	/s/ DAVE CÔTÉ
Dave Côté
President and Chief Executive Officer

By:	/s/ DAVID YNTEMA
David Yntema
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Sarbanes-Oxley Section 302 Certification — CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification — CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification — CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification — CFO