Form 10-Q
period 2004-06-30
PACKETEER INC
filed 2004-07-30
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes [X]       No [   ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 32,988,951 at July 26, 2004.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 5, 2004. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, future revenues, revenue growth and profitability, our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our development of relationships with providers of leading Internet technologies, our competition and our business model targets. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,895	$25,664
Short-term investments	60,292	54,317
Accounts receivable, net of allowance for doubtful accounts of $149 and $149, respectively	11,012	11,042
Other receivables	224	187
Inventories	3,100	2,691
Prepaids and other current assets	813	1,133

Total current assets	108,336	95,034
Property and equipment, net	2,887	2,593
Long-term investments	6,316	6,726
Other assets	336	346

Total assets	$117,875	$104,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$230	$457
Current portion of note payable	36	139
Accounts payable	3,358	2,229
Accrued compensation	4,495	4,241
Other accrued liabilities	5,090	4,398
Deferred revenue	10,731	8,297

Total current liabilities	23,940	19,761
Long-term liabilities:
Deferred revenue	2,465	1,295
Deferred rent	295	225

Total liabilities	26,700	21,281
Stockholders’ equity:
Common stock, $0.001 par value; 85,000 shares authorized; 32,989 and 32,501 shares issued and outstanding, respectively	33	32
Additional paid-in capital	178,374	175,820
Accumulated other comprehensive loss	(248)	(12)
Notes receivable from stockholders	(6)	(6)
Accumulated deficit	(86,978)	(92,416)

Total stockholders’ equity	91,175	83,418

Total liabilities and stockholders’ equity	$117,875	$104,699

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product revenues	$17,342	$14,558	$35,053	$28,718
Service revenues	4,300	2,930	8,093	5,538

Total net revenues	21,642	17,488	43,146	34,256
Cost of revenues:
Product costs	4,147	3,045	7,704	5,922
Service costs	1,485	1,108	2,825	2,120

Total cost of revenues	5,632	4,153	10,529	8,042

Gross profit	16,010	13,335	32,617	26,214
Operating expenses:
Research and development	3,791	3,052	7,265	5,867
Sales and marketing	8,679	6,323	16,840	12,844
General and administrative	1,397	1,370	2,835	2,705

Total operating expenses	13,867	10,745	26,940	21,416

Income from operations	2,143	2,590	5,677	4,798
Other income, net	171	289	364	469

Income before provision for income taxes	2,314	2,879	6,041	5,267
Provision for income taxes	230	288	603	527

Net income	$2,084	$2,591	$5,438	$4,740

Basic net income per share	$0.06	$0.08	$0.17	$0.15

Diluted net income per share	$0.06	$0.08	$0.16	$0.15

Shares used in computing basic net income per share	32,921	31,481	32,797	31,154

Shares used in computing diluted net income per share	34,428	32,550	34,552	32,248

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,438	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	798	719
Other non-cash charges	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	30	(546)
Inventories	(409)	342
Prepaids and other current assets	283	426
Accounts payable	1,129	(78)
Accrued compensation and other accrued liabilities	1,016	169
Deferred revenue	3,604	1,787

Net cash provided by operating activities	11,889	7,578

Cash flows from investing activities:
Purchases of property and equipment	(1,092)	(337)
Purchases of investments	(41,915)	(45,908)
Proceeds from sales and maturities of investments	36,114	30,973
Other assets	10	(2)

Net cash used in investing activities	(6,883)	(15,274)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,981	4,747
Sale of stock to employees under the ESPP	574	334
Payments from stockholders’ notes receivable	—	47
Repayments of line of credit	—	(1,000)
Payments of notes payable	(103)	(91)
Principal payments of capital lease obligations	(227)	(283)

Net cash provided by financing activities	2,225	3,754

Net increase (decrease) in cash and cash equivalents	7,231	(3,942)
Cash and cash equivalents at beginning of period	25,664	46,144

Cash and cash equivalents at end of period	$32,895	$42,202

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$394	$343

Cash paid during period for interest	$21	$71

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

     The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$2,084	$2,591	$5,438	$4,740
Add: Stock-based compensation under APB 25, net of tax	—	8	—	19
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,988)	(1,831)	(4,426)	(3,318)

Net income (loss) pro forma	$(904)	$768	$1,012	$1,441

Net income (loss) per share:
Basic – as reported	$0.06	$0.08	$0.17	$0.15
Diluted – as reported	$0.06	$0.08	$0.16	$0.15
Basic – pro forma	$(0.03)	$0.02	$0.03	$0.05
Diluted – pro forma	$(0.03)	$0.02	$0.03	$0.05

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

     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiffs’ allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

     We are routinely involved in legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4. GUARANTEES

     The Company’s standard warranty period is twelve months. We record a liability for estimated warranty obligations at the date products are sold. This warranty reserve approximates the aggregate amount of expected replacement and repair costs for our products. Our warranty reserve is based on historical product repair and replacement information. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2003 to June 30, 2004 (in thousands):

Accrued warranty obligations at December 31, 2003	$303
Provision for current period sales	211
Warranty costs incurred	(225)

Accrued warranty obligations at June 30, 2004	$289

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. In March 2004, we entered into such an agreement guaranteeing the performance of our contract manufacturer in meeting their obligations on a specific purchase order that covers a 15-month supply of a particular component. At June 30, 2004, our maximum remaining liability under this guarantee is $1.1 million. In accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we have not recorded a liability for this guarantee.

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

5. INCOME TAXES

     Our income tax provision for the periods ended June 30, 2004 and 2003 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the six-month periods ended June 30, 2004 and 2003 is approximately 10%.

     As of December 31, 2003, deferred tax assets of approximately $23.6 million were available to the Company to offset future taxable income. Due to the uncertainty regarding the realizability of the deferred tax assets, a full valuation allowance has been recorded. Management will re-evaluate the need for the valuation allowance in future periods. The Company does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized.

6. NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At June 30, 2004 and 2003, there were 1,904,561 and 433,213 shares, respectively, issuable upon the exercise of stock options excluded from the computation because the exercise price was greater than the average market price.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income	$2,084	$2,591	$5,438	$4,740

Denominator:
Basic weighted-average common shares outstanding	32,921	31,481	32,797	31,154
Add: potentially dilutive common shares from stock options	1,483	1,045	1,729	1,075
Add: potentially dilutive common shares from warrants	24	24	26	19

Diluted weighted-average common shares outstanding	34,428	32,550	34,552	32,248

Basic net income per share	$0.06	$0.08	$0.17	$0.15

Diluted net income per share	$0.06	$0.08	$0.16	$0.15

7. COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income (loss) in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income (loss) is not considered material for the periods presented.

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

     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. For the three months ended June 30, 2004, sales to two customers, Alternative Technology, Inc., and Westcon, Inc., accounted for 23% and 17% of total net revenues, respectively. For the six months ended June 30, 2004, sales to the same two customers each accounted for 21% of total net revenues. The same two customers accounted for 24% and 13% of total net revenues, respectively, for the three months ended June 30, 2003, and 23% and 14% of total net revenues, respectively for the six months ended June 30, 2003.

     Geographic information (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Americas	$10,230	$7,398	$17,676	$15,457
Asia Pacific	4,392	5,243	10,744	10,018
Europe, Middle East, Africa	7,020	4,847	14,726	8,781

Total net revenues	$21,642	$17,488	$43,146	$34,256

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions in June 2004 did not have a material impact on the Company’s results of operations or financial condition.

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

     Packeteer’s products are deployed at more than 5,000 enterprises and service providers worldwide, and are sold through an established network of more than 100 resellers, distributors and system-integrators in more than 50 countries, complemented by our direct sales force. Our sales force and marketing efforts are used to develop brand awareness drive demand for system solutions and support our indirect channels.

     Although we have reported net income for ten consecutive quarters, we have a limited positive operating history. As of June 30, 2004, we had an accumulated deficit of $87.0 million. We earned net income of $5.4 million for the six months ended June 30, 2004, and $11.0 million and $3.7 million for the years ended December 31, 2003 and 2002, respectively, however we incurred losses since we commenced operations in 1996 until 2002, and profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability. With the increase in our installed base, we plan to continue to invest in our customer support group. We plan to continue to invest in the development and support of our reseller and distributor relationships. We also plan to continue to invest in various marketing campaigns and expand our international sales operations. We plan to continue to invest in research and development activities to enhance existing products and develop new features in response to customer demands. We will also add to our infrastructure to support our growing business.

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

SOURCES OF REVENUE

     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our application traffic management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 80% and 81% of our net revenues for the three and six months ended June 30, 2004, respectively, and 83% and 84% of our net revenues for the three and six months ended June 30, 2003, respectively. Service revenues continue to increase as our installed base grows, accounting for 20% and 19% of net revenues for the three and six months ended June 30, 2004, respectively, and 17% and 16% of net revenues for the three and six months ended June 30, 2003, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts are sold.

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

     Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our application traffic management solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We expect somewhat higher absolute spending levels in the upcoming quarters, and expect to approximate our current long-term business model target of 18% of net revenues for the remainder of 2004.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Sales and marketing is our largest cost, accounting for 40% and 39% of net revenues for the three and six months ended June 30, 2004, respectively. We plan to continue to increase sales and marketing headcount in the remainder of 2004, as we continue to expand our global presence. We intend to continue to invest in various sales and marketing campaigns and, expect expenses in absolute dollars to increase in the second half of 2004. Particularly, we have introduced new channel marketing programs, replacing previous channel rebate programs, and will see the impact of these changes in operating expenses for the remainder of 2004. We expect that sales and marketing expenses will continue to exceed our revised long-term business model target of 30% to 32% of net revenues for at least the next twelve to eighteen months.

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

     We believe that of our significant accounting policies, which are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe the accounting policies below are the most critical to aid in fully understanding and evaluating our condensed consolidated results of operations and financial condition.

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

     The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence, or VSOE, of fair value to allocate revenue to the maintenance component of its product and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

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

     Sales return reserve and allowance for doubtful accounts. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at June 30, 2004 and December 31, 2003 were $738,000 and $713,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $149,000 at both June 30, 2004 and December 31, 2003.

     Rebate Reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force (EITF) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. During the three months ended June 30, 2004, we determined that sufficient historical experience had been established on several newer programs and therefore, the accruals established for the current quarter reflect the actual historical usage rates, rather than the maximum exposure rates previously used. Additionally, accruals were reduced by $423,000 for rebate claims that were not submitted by the required expiration date. Rebate reserves at June 30, 2004 and December 31, 2003 were $919,000 and $877,000, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at June 30, 2004 and December 31, 2003 were $289,000 and $303,000, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months		Six Months
	ended		ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product revenues	80%	83%	81%	84%
Service revenues	20	17	19	16

Total net revenues	100	100	100	100
Cost of revenues:
Product costs	19	18	18	17
Service costs	7	6	6	6

Total cost of revenues	26	24	24	23

Gross margin	74	76	76	77
Operating expenses:
Research and development	18	17	17	17
Sales and marketing	40	36	39	38
General and administrative	6	8	7	8

Total operating expenses	64	61	63	63

Income from operations	10	15	13	14
Other income, net	1	2	1	1

Income before provision for income taxes	11	17	14	15
Provision for income taxes	1	2	1	1

Net income	10%	15%	13%	14%

     OVERVIEW OF RESULTS

     Net revenues for the three months ended June 30, 2004 were $21.6 million, an increase of 24% over the same period in 2003. Gross profit during this period was $16.0 million, or 74%, and operating income was $2.1 million. During the comparable period a year ago, net revenues were $17.5 million, gross profit was $13.3 million, or 76%, and operating income was $2.6 million. The decline in gross profit percentage between the three months ended June 30, 2004 and the three months ended June 30, 2003 was due to a combination of a change in product mix, particularly higher unit sales of our low end products; increased manufacturing overhead costs; and some increase in discounting associated with larger implementations. Net revenues for the six months ended June 30, 2004 were $43.1 million, an increase of 26% over the same period in 2003. Gross profit during this period was $32.6 million, or 76%, and operating income was $5.7 million. During the comparable period a year ago, net revenues were $34.3 million, gross profit was $26.2 million, or 77%, and operating income was $4.8 million.

     The increase in revenues from the prior year for both the three months and six months ended June 30, 2004 was due to both an increase in the number of units shipped and the number of units under maintenance contracts. Net revenues for the three months ended June 30, 2004 were adversely impacted by weakness in the Asia Pacific region, both in Japan and our other Asia Pacific territories. For the three months ended June 30, 2004, sales in the Asia Pacific region accounted for 21% of net revenues, compared to 30% of net revenues for the three months ended March 31, 2004 and all of 2003. The weakness in our Asia Pacific region was offset by strong sales in our Americas and Europe, Middle East and Africa, or EMEA, regions. We believe the weakness we experienced in Asia was temporary and one time in nature, and as a result expect to see a more normal contribution from the Asia Pacific region in the remainder of 2004, along with a continued strong performance in our Americas and EMEA regions.

     During the first half of 2004, we continued to invest in our operations. During the three months ended June 30, 2004, operating expenses of $13.9 million, increased $3.1 million, or 29%, from $10.7 million reported in the comparable period of 2003. During the six months ended June 30, 2004, operating expenses of $26.9 million, increased $5.5 million, or 26%, from $21.4 million reported in the comparable period of 2003. Compared to June 30 a year ago, headcount has increased 48, or 23%, primarily in operations, sales and marketing and research and development. We expect to continue to add headcount in operations, sales and marketing and research and development during the second half of 2004, although at a somewhat slower pace.

     During the six months ended June 30, 2004, we generated $11.9 million of cash from operating activities, compared to $7.6 million in the comparable period a year ago. At June 30, 2004, we had cash, cash equivalents and investments of $99.5 million, accounts receivable of $11.0 million and deferred revenues of $13.2 million.

     NET REVENUES

     Total net revenues of $21.6 million in the three months ended June 30, 2004 increased $4.1 million, or 24%, from $17.5 million in the same period last year. Total net revenues of $43.1 million in the six months ended June 30, 2004 increased $8.8 million, or 26%, from $34.3 million in the same period last year. Product revenues of $17.3 million for the three months ended June 30, 2004 increased $2.7 million, or 19%, from $14.6 million for the three months ended June 30, 2003. Product revenues of $35.1 million for the six months ended June 30, 2004 increased $6.4 million, or 22%, from $28.7 million for the six months ended June 30, 2003. For the three and six month periods ended June 30, 2004, the increase in product revenues is primarily the result of an increase in the number of units shipped, and to a lesser extent, a lower accrual rate used for rebates earned under several newer rebate programs where we had established sufficient historical experience to accrue at less than the maximum exposure and $423,000 reversal of rebates for claims not submitted by the required expiration date. There were no significant selling price changes during any of the periods presented.

     Service revenues of $4.3 million in the three months ended June 30, 2004, increased $1.4 million, or 47%, from $2.9 million in the same period last year. Service revenues of $8.1 million in the six months ended June 30, 2004, increased $2.6 million, or 46%, from $5.5 million in the same period last year. Increases for both the three months and six months ended June 30, 2004 are mainly due to an increase in the number of units under maintenance contracts compared to the same periods in 2003.

     For the three months ended June 30, 2004, net revenues in the Americas of $10.2 million increased $2.8 million, from $7.4 million in the same period last year, and accounted for 47% of total net revenues, compared to 42% for the same period last year. Net revenues in Asia Pacific of $4.4 million for the three months ended June 30, 2004 accounted for 21% of total net revenues compared to $5.2 million, or 30%, of total net revenues for the same period last year. Net revenues in EMEA of $7.0 million for the three months ended June 30, 2004, accounted for 32% of total net revenues, compared to $4.9 million, or 28%, of total net revenues for the three months ended June 30, 2003. For the six months ended June 30, 2004, net revenues in the Americas of $17.7 million increased $2.2 million, from $15.5 million in the same period last year, and accounted for 41% of total net revenues, compared to 45% for the same period last year. Net revenues in Asia Pacific of $10.7 million for the six months ended June 30, 2004 accounted for 25% of total net revenues compared to $10.0 million, or 29%, of total net revenues for the same period last year. Net revenues in EMEA of $14.7 million for the six months ended June 30, 2004, accounted for 34% of total net revenues, compared to $8.8 million, or 26%, of total net revenues for the six months ended June 30, 2003.

     For the three months ended June 30, 2004, sales to two customers, Alternative Technology, Inc., and Westcon, Inc., accounted for 23% and 17% of total net revenues, respectively. For the six months ended June 30, 2004, sales to the same two customers each accounted for 21% of total net revenues. During the three months ended June 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 13% of total net revenues, respectively. For the six months ended June 30, 2003, the same two customers accounted for 23% and 14% of total net revenues, respectively.

     COST OF REVENUES

     Our cost of revenues was $5.6 million in the three months ended June 30, 2004, an increase of $1.5 million, or 36%, from $4.2 million in the same period last year. Our cost of revenues was $10.5 million in the six months ended June 30, 2004, an increase of $2.5 million, or 31%, from $8.0 million in the same period last year. The increase in costs was due to an increase in units shipped, as well as higher overhead costs and service support costs. The cost of revenues represented 26% and 24% of total net revenues for the three and six months ended June 30, 2004, respectively, consistent with 24% for the three and six months ended June 30, 2003.

     Product costs for the three months ended June 30, 2004 increased by $1.1 million, or 36%, to $4.1 million from $3.0 million in the same period last year. For the three months ended June 30, 2004, manufacturing costs increased $775,000 from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Overhead and other product costs increased $327,000 from the prior year, primarily reflecting headcount increases in the overhead departments, and increases in fulfillment costs, parts and warranty costs of $105,000, $58,000 and $36,000, respectively, partially offset by a $45,000 decrease in rework costs. Product costs for the six months ended June 30, 2004 increased $1.8 million, or 30%, to $7.7 million from $5.9 million in the same period last year. For the six months ended June 30, 2004, manufacturing costs increased $1.4 million from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Overhead and other product costs increased $425,000 from the prior year, primarily reflecting headcount increases in overhead departments and increases in fulfillment costs of $171,000, partially offset by a $74,000 decrease in rework costs.

     Service costs for the three months ended June 30, 2004 increased by $377,000, or 34%, to $1.5 million from $1.1 million in the same period of last year. Service costs for the six months ended June 30, 2004 increased by $705,000, or 33%, to $2.8 million from $2.1 million in the same period of last year. The increased service costs in both the three and six month periods ended June 30, 2004 are due to increased personnel costs as a result of increased headcount in both our support and training groups, as well as an increase in our third-party maintenance service provider costs, including service fees and spare parts. Increases in third party service provider costs were $191,000 and $292,000 for the three and six-month periods ended June 30, 2004, respectively.

     RESEARCH AND DEVELOPMENT

     Research and development expenses of $3.8 million in the three months ended June 30, 2004, were up $747,000, or 25%, from $3.0 million in the same period last year. The increase was primarily attributable to a $603,000 increase in salaries and personnel related expenses and a $103,000 increase in project material costs. Research and development expenses of $7.3 million in the six months ended June 30, 2004, were up $1.4 million, or 24%, from $5.8 million in the same period last year. The increased cost was primarily attributable to increased salaries and related personnel expenses, and to a lesser extent, professional service fees and project material costs. Specifically, personnel related expenses increased $1.1 million as headcount increased from 68 at June 30, 2003 to 86 at June 30, 2004. Professional service fees increased $210,000, primarily for project related consultants and patent related legal costs. Project material costs increased $74,000. Research and development expenses represented 18% and 17% of total net revenues for the three and six months ended June 30, 2004, respectively. Research and development expenses represented 17% of sales for both the three and six months ended June 30, 2003.

     SALES AND MARKETING

     Sales and marketing expenses increased to $8.7 million in the three months ended June 30, 2004, an increase of $2.4 million, or 37%, from $6.3 million in the same period last year. Personnel related costs, including salaries, bonuses and commissions increased $930,000 due to headcount increases. Other increases included $470,000 in travel and $557,000 related to various marketing programs. Sales and marketing expenses increased to $16.8 million in the six months ended June 30, 2004, an increase of $4.0 million, or 31%, from $12.8 million in the same period last year. Increases included personnel costs, travel costs and various marketing program related costs. Personnel related costs, including salaries, bonuses and commissions increased $1.8 million as headcount increased from 84 at June 30, 2003 to 104 at June 30, 2004. Travel costs were up $690,000 reflecting both the headcount increase and an increase in sales meeting expenses. The cost of various marketing programs increased $936,000 as we introduced new channel marketing programs, replacing previous channel rebate programs. Sales and marketing expenses represented 40% and 39% of total net revenues for the three and six months ended June 30, 2004, respectively. Sales and marketing expenses represented 36% and 38% of total net revenues for the three and six months ended June 30, 2003, respectively.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.4 million in the three months ended June 30, 2004, up $27,000, or 2%, from the same period of last year. The increases included personnel costs, specifically salaries, of $60,000 and consulting fees, particularly audit and tax related expenses, of $113,000, partially offset by increased overhead allocations. General and administrative expenses increased to $2.8 million in the six months ended June 30, 2004, from $2.7 million in the same period of last year, an increase of $130,000, or 5%. Increases included personnel costs, specifically salaries, of $158,000 and consulting fees, particularly audit and tax related expenses, of $312,000. General and administrative expenses represented 6% and 7% of total net revenues for the three and six months ended June 30, 2004, respectively. General and administrative expenses represented 8% of total net revenues for the three and six months ended June 30, 2003.

     OTHER INCOME, NET

     Other income, net consists primarily of investment income from our cash, cash equivalents and investments, less interest expense related to debt and capital lease obligations. Other income, net decreased to $171,000 in the three months ended June 30, 2004 from $289,000 for the same period last year. Other income, net decreased to $364,000 in the six months ended June 30, 2004 from $469,000 for the same period last year. The decreases in both the three and six months ended June 30, 2004 were due to a combination of lower yields on invested funds and increased foreign currency losses on intercompany balances.

     INCOME TAX PROVISION

     Our income tax provision is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three months ended June 30, 2004, and the expected annual rate for the remainder of 2004, is approximately 10%.

     As of December 31, 2003, deferred tax assets of approximately $23.6 million were available to the Company to offset future taxable income. Due to the uncertainty regarding the realizability of the deferred tax assets, a full valuation allowance has been recorded. Management will re-evaluate the need for the valuation allowance in future periods. The Company does not expect to recognize a significant tax provision until after a substantial portion of the net operating losses are utilized.

     LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

     During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay our bank line of credit.

     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $99.5 million at June 30, 2004 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     We have contractual obligations in the form of operating and capital leases and notes payable. These are described in further detail in Notes 6 and 7 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of June 30, 2004 (in thousands):

	Payments due by period
		Remainder	1 – 3	3 – 5	More than 5
Contractual Obligations	Total	of 2004	years	years	years
Amounts reflected in Balance Sheet
Capital lease obligations	$240	$240	$—	$—	$—
Note payable	36	36	—	—	—

	276	276	—	—	—
Other cash obligations not reflected in Balance Sheet
Operating lease obligations	5,089	858	2,795	1,327	109
Purchase obligations	3,542	3,542	—	—	—

	8,631	4,400	2,795	1,327	109

Total	$8,907	$4,676	$2,795	$1,327	$109

Sources and Uses of Cash

     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $12.8 million during the six months ended June 30, 2004 to $99.5 million. The increase was primarily due to net cash provided by operating activities of $11.9 million and cash provided by financing activities, specifically proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan, totaling $2.6 million. This increase was partially offset by $1.1 million in cash used to purchase capital equipment and $330,000 to repay debt and capital lease obligations.

     Operating Activities. Cash provided by operating activities was $11.9 million in the six months ended June 30, 2004, up from $7.6 million in the same period last year. The increase was primarily due to an increase in accounts payable, accrued liabilities and deferred revenue over the same period a year ago.

     Investing Activities. Cash used in investing activities in the six months ended June 30, 2004 was $6.9 million, compared to cash used in investing activities of $15.3 million in the same period last year, primarily reflecting transactions in marketable securities. Among our investment policy objectives are preserving of principal, meeting liquidity needs and delivering good yields in relationship to the policy guidelines and market conditions. Changes in our investment portfolio are made in response to the market outlook and fluctuations in interest rates.

     Financing Activities. Cash provided by financing activities included $2.6 million in proceeds from employee option exercises and the Employee Stock Purchase Plan for the six months ended June 30, 2004, compared to $5.1 million for the same period last year. Cash used in financing activities included $330,000 in the six months ended June 30, 2004, compared to $1.4 million in the same period last year, to repay borrowings under our line of credit, note payable and capital lease obligations. We paid down the remaining balance on our line of credit during the first quarter of 2003 and allowed the line to expire in May 2003. Both the note payable and our remaining capital lease obligations will be completely repaid during the remainder of 2004.

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

WE HAVE A HISTORY OF LOSSES AND PROFITABILITY COULD BE DIFFICULT TO SUSTAIN

     We have an accumulated deficit of $87.0 million at June 30, 2004. Although we earned net income of $2.1 million and $5.4 million for the three and six months ended June 30, 2004, respectively, and $11.0 million and $3.7 million in 2003 and 2002, respectively, we incurred net losses since we commenced operations until 2002 and our profitability could be difficult to sustain. If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES

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

     Some of our competitors and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the application traffic management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 53% and 59% of net revenues for the three and six months ended June 30, 2004, respectively, and 55% and 56% of net revenues in 2003 and 2002, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended June 30, 2004, sales to two customers, Alternative Technology, Inc., and Westcon, Inc., accounted for 23% and 17% of total net revenues, respectively. For the six months ended June 30, 2004, sales to the same two customers each accounted for 21% of total net revenues. For the three months ended June 30, 2003, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 13% of total net revenues, respectively. For the six months ended June 30, 2003, the same two customers accounted for 23% and 14% of total net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

     We generally do not have significant unfulfilled product orders at any point in time. Substantially all of our revenues in any quarter depend upon customer orders that we receive and fulfill in that quarter. To the extent that an order that we anticipate will be received and fulfilled in a quarter is not actually received in time to fulfill prior to the end of that quarter, we will not be able to recognize any revenue associated with that order in the quarter. If revenues forecasted in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected. The greater the volume of an anticipated order that is not timely received in a quarter, the more material the potential adverse impact on our operating results. Furthermore, because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products or the loss of any significant indirect channel partner could harm our business.

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

     We currently contract with SMTC for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have SMTC or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

-	reduced control over delivery schedules;

-	the potential lack of adequate capacity during periods of excess demand;

-	decreases in manufacturing yields and increases in costs;

-	the potential for a lapse in quality assurance procedures;

-	increases in prices; and

-	the potential misappropriation of our intellectual property.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of June 30, 2004, we have 13 issued U.S. patents and 46 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2004 and comparable fair values as of December 31, 2003 (in thousands):

	Amortized Cost at June 30, 2004				June 30, 2004	December 31, 2003
Expected Maturity Date	2004	2005	2006	Total	Fair Value	Fair Value
Cash equivalents	$30,516	$—	$—	$30,516	$30,496	$24,102
Weighted-average rate	1.14%	—	—
Short-term investments	35,020	25,440	—	60,460	60,292	54,317
Weighted-average rate	1.38%	1.46%	—
Long-term investments	—	4,272	2,103	6,375	6,316	6,726
Weighted-average rate	—	1.33%	2.07%

Total investment portfolio	$65,536	$29,712	$2,103	$97,351	$97,104	$85,145

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

ITEM 4. CONTROLS AND PROCEDURES

     We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in our internal control over financial reporting during the three months ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth under Note 3, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Stockholders’ Meeting was held on May 26, 2004 for the following purposes: (1) to elect one director to serve until the 2007 Annual Meeting of Stockholders, and until his successor is duly elected and qualified and (2) to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2004.

1.	The following person was elected as director of the Company to serve until the 2007 Annual Stockholders’ Meeting, and until his successor is duly elected and qualified, with the votes indicated below:

	Votes For	Votes Withheld
Dave Côté	29,379,604	446,898

Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominee.

2.	The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was approved with the following votes:

For:	28,892,209
Against or Withheld:	928,993
Abstain:	5,300

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        Exhibit 31.1 Sarbanes-Oxley Section 302 Certification – CEO

        Exhibit 31.2 Sarbanes-Oxley Section 302 Certification — CFO

        Exhibit 32.1 Sarbanes-Oxley Section 906 Certification – CEO

        Exhibit 32.2 Sarbanes-Oxley Section 906 Certification – CFO

     (b) REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K dated April 22, 2004, furnishing under Item 12 a press release reporting the Company’s results of operations for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly[TSL1] Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 30th day of July, 2004.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer

By:	/s/ DAVID YNTEMA

David Yntema
Chief Financial Officer and Secretary