Form 10-Q
period 2004-09-30
PACKETEER INC
filed 2004-10-29
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes [X]       No [  ]

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 33,229,752 at October 26, 2004.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 5, 2004. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, express or implied statements regarding future revenues, revenue growth, long-term business model targets and profitability, our ability to continue to innovate and protect our proprietary rights, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, our development of relationships with providers of leading Internet technologies and our competition. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$37,776	$25,664
Short-term investments	61,425	54,317
Accounts receivable, net of allowance for doubtful accounts of $179 and $149, respectively	13,058	11,042
Other receivables	177	187
Inventories	3,135	2,691
Prepaids and other current assets	1,416	1,133

Total current assets	116,987	95,034
Property and equipment, net	2,737	2,593
Long-term investments	2,778	6,726
Other assets	319	346

Total assets	$122,821	$104,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$113	$457
Note payable	—	139
Accounts payable	2,270	2,229
Accrued compensation	3,866	4,241
Other accrued liabilities	6,409	4,398
Deferred revenue	11,609	8,297

Total current liabilities	24,267	19,761
Long-term liabilities:
Deferred revenue, less current portion	2,588	1,295
Deferred rent and other liabilities	337	225

Total liabilities	27,192	21,281
Stockholders’ equity:
Common stock, $0.001 par value; 85,000 shares authorized; 33,202 and 32,501 shares issued and outstanding, respectively	33	32
Additional paid-in capital	179,335	175,820
Accumulated other comprehensive loss	(169)	(12)
Notes receivable from stockholders	—	(6)
Accumulated deficit	(83,570)	(92,416)

Total stockholders’ equity	95,629	83,418

Total liabilities and stockholders’ equity	$122,821	$104,699

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Product revenues	$18,311	$15,143	$53,364	$43,861
Service revenues	4,741	3,289	12,834	8,827

Total net revenues	23,052	18,432	66,198	52,688
Cost of revenues:
Product costs	4,327	3,162	12,031	9,084
Service costs	1,552	1,096	4,377	3,216

Total cost of revenues	5,879	4,258	16,408	12,300

Gross profit	17,173	14,174	49,790	40,388
Operating expenses:
Research and development	3,799	3,038	11,064	8,905
Sales and marketing	8,348	6,546	25,188	19,390
General and administrative	1,549	1,357	4,384	4,062

Total operating expenses	13,696	10,941	40,636	32,357

Income from operations	3,477	3,233	9,154	8,031
Other income, net	308	72	672	541

Income before provision for income taxes	3,785	3,305	9,826	8,572
Provision for income taxes	377	330	980	857

Net income	$3,408	$2,975	$8,846	$7,715

Basic net income per share	$0.10	$0.09	$0.27	$0.25

Diluted net income per share	$0.10	$0.09	$0.26	$0.24

Shares used in computing basic net income per share	33,112	31,896	32,902	31,404

Shares used in computing diluted net income per share	34,333	32,858	34,479	32,522

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,846	$7,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,249	1,063
Other non-cash charges	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	(2,016)	(1,648)
Inventories	(444)	(58)
Prepaids and other current assets	(273)	66
Accounts payable	41	881
Accrued compensation and other accrued liabilities	1,748	(159)
Deferred revenue	4,605	2,240

Net cash provided by operating activities	13,756	10,119

Cash flows from investing activities:
Purchases of property and equipment	(1,393)	(468)
Purchases of investments	(55,551)	(56,932)
Proceeds from sales and maturities of investments	52,234	34,894
Other assets	27	4

Net cash used in investing activities	(4,683)	(22,502)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,260	5,268
Sale of stock to employees under the ESPP	1,256	780
Repayment of notes receivable from stockholders	6	48
Repayments of line of credit	—	(1,000)
Payments of notes payable	(139)	(139)
Principal payments of capital lease obligations	(344)	(439)

Net cash provided by financing activities	3,039	4,518

Net increase (decrease) in cash and cash equivalents	12,112	(7,865)
Cash and cash equivalents at beginning of period	25,664	46,144

Cash and cash equivalents at end of period	$37,776	$38,279

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$511	$556

Cash paid during period for interest	$26	$99

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

     The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$3,408	$2,975	$8,846	$7,715
Add: Stock-based compensation under APB 25, net of tax	—	—	—	17
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(3,146)	(2,041)	(7,572)	(5,357)

Net income pro forma	$262	$934	$1,274	$2,375

Net income per share:
Basic – as reported	$0.10	$0.09	$0.27	$0.25
Diluted – as reported	$0.10	$0.09	$0.26	$0.24
Basic – pro forma	$.01	$0.03	$0.04	$0.08
Diluted – pro forma	$.01	$0.03	$0.04	$0.07

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

     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiffs’ allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of September 30, 2004, as management believes a loss is not probable or estimable.

     We are routinely involved in legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4. GUARANTEES

     The Company’s standard warranty period is twelve months. We record a liability for estimated warranty obligations at the date products are sold. This warranty reserve approximates the aggregate amount of expected replacement and repair costs for our products. Our warranty reserve is based on historical product repair and replacement information. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2003 to September 30, 2004 (in thousands):

Accrued warranty obligations at December 31, 2003	$303
Provision for current period sales	296
Warranty costs incurred	(311)

Accrued warranty obligations at September 30, 2004	$288

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. In March 2004, we entered into such an agreement guaranteeing the performance of our contract manufacturer in meeting their obligations on a specific purchase order that covers a 15-month supply of a particular component. At September 30, 2004, our maximum remaining liability under this guarantee is $54,000. In accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we have not recorded a liability for this guarantee.

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

5. INCOME TAXES

     Our income tax provision for the periods ended September 30, 2004 and 2003 is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the nine-month periods ended September 30, 2004 and 2003 is approximately 10%.

     Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes which could result from any such examination to determine the adequacy of our income tax provision.

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

6. NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At September 30, 2004 and 2003, there were 2,576,233 and 352,305 shares, respectively, issuable upon the exercise of stock options excluded from the computation because the exercise price was greater than the average market price.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$3,408	$2,975	$8,846	$7,715

Denominator:
Basic weighted-average common shares outstanding	33,112	31,896	32,902	31,404
Add: potentially dilutive common shares from stock options	1,201	937	1,553	1,096
Add: potentially dilutive common shares from warrants	20	25	24	22

Diluted weighted-average common shares outstanding	34,333	32,858	34,479	32,522

Basic net income per share	$0.10	$0.09	$0.27	$0.25

Diluted net income per share	$0.10	$0.09	$0.26	$0.24

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

8. SEGMENT REPORTING

     The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the accompanying condensed consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. For the three months ended September 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 16% of total net revenues, respectively. For the nine months ended September 30, 2004, sales to the same two customers accounted for 23% and 19% of total net revenues, respectively. For the three months ended September 30, 2003, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc., accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2003, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 22% and 13% of total net revenues, respectively.

     Geographic information (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Americas	$9,457	$7,961	$27,133	$23,417
Asia Pacific	6,931	5,947	17,675	15,965
Europe, Middle East, Africa.	6,664	4,524	21,390	13,306

Total net revenues	$23,052	$18,432	$66,198	$52,688

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes Latin America and South America, which have historically accounted for between 1% and 2% of total net revenues. These revenues were previously included in Europe and Rest of World.

     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2003, the Emerging Issues Task Force, or EITF, reached a consensus on certain portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company adopted the initial disclosure requirements of EITF 03-01 in December 2003. The adoption of the remaining portions of EITF 03-01 has been postponed by the Financial Accounting Standards Board pending issuance of additional implementation guidance regarding the impairment of certain debt securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     Packeteer is the pioneer and global market leader in Application Traffic Management for wide area networks. Our solutions are designed to empower IT organizations with patented network visibility, control, and acceleration capabilities delivered through a family of intelligent, scalable appliances.

     The Packeteer application traffic management system consists of a family of appliances with performance capabilities that make them capable of deployment within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured to deliver the full range of application traffic management solutions, from visibility with PacketSeeker®, to control with PacketShaper®, to compression with PacketShaper Xpress™. In addition, each appliance can be managed individually or in the context of a completely integrated policy-based application traffic management system distributed across multiple locations, using our ReportCenter™ or PolicyCenter™ software products.

     Packeteer’s products are deployed at more than 7,000 enterprises and service providers worldwide, and are sold through an established network of more than 100 resellers, distributors and system-integrators in more than 50 countries, complemented by our direct sales force. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.

     Although we have reported net income for eleven consecutive quarters, we have a prior history of losses. As of September 30, 2004, we had an accumulated deficit of $83.6 million. Although we earned net income of $8.8 million for the nine months ended September 30, 2004, and $11.0 million and $3.7 million for the years ended December 31, 2003 and 2002, respectively, we incurred losses since we commenced operations in 1996 until 2002, and our profitability could be difficult to sustain. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability. With the increase in our installed base, we plan to continue to invest in our customer support group. We plan to continue to invest in the development and support of our reseller and distributor relationships. We also plan to continue to invest in various marketing campaigns and expand our international sales operations. We plan to continue to invest in research and development activities to enhance existing products and develop new features in response to customer demands. We will also add to our infrastructure to support our growing business.

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

SOURCES OF REVENUE

     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our application traffic management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 79% and 81% of our net revenues for the three and nine months ended September 30, 2004, respectively, and 82% and 83% of our net revenues for the three and nine months ended September 30, 2003, respectively. Service revenues continue to increase as our installed base grows, accounting for 21% and 19% of net revenues for the three and nine months ended September 30, 2004, respectively, and 18% and 17% of net revenues for the three and nine months ended September 30, 2003, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts are sold.

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

     Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our application traffic management solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. Although we expect higher absolute spending levels in the upcoming quarters, we intend that our spending will remain within, or slightly below, our current long-term business model target of 18% of net revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Sales and marketing is our largest cost, accounting for 36% and 38% of net revenues for the three and nine months ended September 30, 2004, respectively. We plan to continue to increase sales and marketing headcount for the remainder of 2004, as we continue to expand our global presence. We intend to continue to invest in various sales and marketing campaigns and, expect expenses in absolute dollars to increase in the fourth quarter of 2004. Particularly, we have introduced new channel marketing programs, replacing previous channel rebate programs, and will see the impact of these changes in operating expenses for the fourth quarter of 2004. We expect that sales and marketing expenses will continue to exceed our current long-term business model target of 30% to 32% of net revenues for at least the next twelve to eighteen months.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. We expect general and administrative expenses to continue to be in line with our long-term business model target of 6% to 7% of net revenues.

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

     Sales return reserve and allowance for doubtful accounts. In accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”, management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as they are the primary indicator for estimating future returns. Material differences may result in the amount and timing of our revenue if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at September 30, 2004 and December 31, 2003 were $1.1 million and $713,000, respectively. We must also make estimates of the uncollectibility of accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we review the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts was $179,000 at September 30, 2004 and $149,000 at December 31, 2003.

     Rebate Reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at September 30, 2004 and December 31, 2003 were $1.5 million and $877,000, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically twelve months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at September 30, 2004 and December 31, 2003 were $288,000 and $303,000, respectively.

     RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Product revenues	79%	82%	81%	83%
Service revenues	21	18	19	17

Total net revenues	100	100	100	100
Cost of revenues:
Product costs	19	17	18	17
Service costs	7	6	7	6

Total cost of revenues	26	23	25	23

Gross margin	74	77	75	77
Operating expenses:
Research and development	16	16	17	17
Sales and marketing	36	36	38	37
General and administrative	7	7	6	8

Total operating expenses	59	59	61	62

Income from operations	15	18	14	15
Other income, net	1	—	1	1

Income before provision for income taxes	16	18	15	16
Provision for income taxes	1	2	2	1

Net income	15%	16%	13%	15%

     OVERVIEW OF RESULTS

     Net revenues for the three months ended September 30, 2004 were $23.1 million, an increase of 25% over the same period in 2003. Gross profit during this period was $17.2 million, or 74%, and operating income was $3.5 million. During the comparable period a year ago, net revenues were $18.4 million, gross profit was $14.2 million, or 77%, and operating income was $3.2 million. The decline in gross profit percentage between the three months ended September 30, 2004 and the three months ended September 30, 2003 was due to a combination of a change in product mix, increased manufacturing overhead costs, and some increase in discounting associated with larger implementations. Net revenues for the nine months ended September 30, 2004 were $66.2 million, an increase of 26% over the same period in 2003. Gross profit during this period was $49.8 million, or 75%, and operating income was $9.2 million. During the comparable period a year ago, net revenues were $52.7 million, gross profit was $40.4 million, or 77%, and operating income was $8.0 million.

     The increase in revenues from the prior year for both the three months and nine months ended September 30, 2004 was due to both an increase in the number of units shipped and the number of units under maintenance contracts. After weakness in the second quarter, sales in our Asia Pacific region returned to a more normal contribution level in the current quarter, accounting for 30% of net revenues, compared to only 21% of net revenues in the second quarter of 2004. While we had anticipated slightly higher revenues from our North American and European businesses this quarter, we believe they will be stronger contributors to total net revenues in the fourth quarter. We continue to plan for sequential revenue and profit growth in our upcoming quarter.

     Throughout the nine months ended September 30, 2004, we continued to invest in our operations. During the three months ended September 30, 2004, operating expenses of $13.7 million, increased $2.8 million, or 25%, from $10.9 million reported in the comparable period of 2003. During the nine months ended September 30, 2004, operating expenses of $40.6 million, increased $8.3 million, or 26%, from $32.4 million reported in the comparable period of 2003. Compared to September 30 a year ago, headcount has increased by 40, or 18%, primarily in operations, sales and marketing and research and development. We are planning some modest headcount increases in the three months ending December 31, 2004.

     During the nine months ended September 30, 2004, we generated $13.8 million of cash from operating activities, compared to $10.1 million in the comparable period a year ago. At September 30, 2004, we had cash, cash equivalents and investments of $102.0 million, accounts receivable of $13.1 million and deferred revenues of $14.2 million.

     NET REVENUES

     Total net revenues of $23.1 million in the three months ended September 30, 2004 increased $4.7 million, or 25%, from $18.4 million in the same period last year. Total net revenues of $66.2 million in the nine months ended September 30, 2004 increased $13.5 million, or 26%, from $52.7 million in the same period last year. Product revenues of $18.3 million for the three months ended September 30, 2004 increased $3.2 million, or 21%, from $15.1 million for the three months ended September 30, 2003. Product revenues of $53.4 million for the nine months ended September 30, 2004 increased $9.5 million, or 22%, from $43.9 million for the nine months ended September 30, 2003. For the three and nine month periods ended September 30, 2004, the increase in product revenues is primarily the result of an increase in the number of units shipped, particularly our higher end units. There were no significant selling price changes during any of the periods presented.

     Service revenues of $4.7 million in the three months ended September 30, 2004, increased $1.4 million, or 44%, from $3.3 million in the same period last year. Service revenues of $12.8 million in the nine months ended September 30, 2004, increased $4.0 million, or 45%, from $8.8 million in the same period last year. Increases for both the three months and nine months ended September 30, 2004 are mainly due to an increase in the number of units under maintenance contracts compared to the same periods in 2003.

     For the three months ended September 30, 2004, net revenues in the Americas of $9.5 million increased $1.5 million, from $8.0 million in the same period last year, and accounted for 41% of total net revenues, compared to 43% for the same period last year. Net revenues in Asia Pacific of $6.9 million for the three months ended September 30, 2004 accounted for 30% of total net revenues compared to $5.9 million, or 32%, of total net revenues for the same period last year. Net revenues in EMEA of $6.7 million for the three months ended September 30, 2004, accounted for 29% of total net revenues, compared to $4.5 million, or 25%, of total net revenues for the same period last year. For the nine months ended September 30, 2004, net revenues in the Americas of $27.1 million increased $3.7 million, from $23.4 million in the same period last year, and accounted for 41% of total net revenues, compared to 45% for the same period last year. Net revenues in Asia Pacific of $17.7 million for the nine months ended September 30, 2004 accounted for 27% of total net revenues compared to $16.0 million, or 30%, of total net revenues for the same period last year. Net revenues in EMEA of $21.4 million for the nine months ended September 30, 2004, accounted for 32% of total net revenues, compared to $13.3 million, or 25%, of total net revenues for the same period last year.

     For the three months ended September 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 16% of total net revenues, respectively. For the nine months ended September 30, 2004, sales to the same two customers accounted for 23% and 19% of total net revenues, respectively. For the three months ended September 30, 2003, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc., accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2003, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 22% and 13% of total net revenues, respectively.

COST OF REVENUES

     Our cost of revenues was $5.9 million in the three months ended September 30, 2004, an increase of $1.6 million, or 38%, from $4.3 million in the same period last year. Our cost of revenues was $16.4 million in the nine months ended September 30, 2004, an increase of $4.1 million, or 33%, from $12.3 million in the same period last year. The increase in costs was due to both an increase in units shipped and product mix, as well as higher overhead costs and service support costs. The cost of revenues represented 26% and 25% of total net revenues for the three and nine months ended September 30, 2004, respectively, compared to 23% reported for the three and nine months ended September 30, 2003.

     Product costs for the three months ended September 30, 2004 increased by $1.1 million, or 37%, to $4.3 million from $3.2 million in the same period last year. For the three months ended September 30, 2004, manufacturing costs increased $830,000 from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Overhead and other product costs increased $335,000 from the prior year, primarily reflecting headcount increases in the overhead departments, and increases in fulfillment costs and parts costs of $91,000 and $48,000, respectively, partially offset by an $82,000 decrease in rework costs. Product costs for the nine months ended September 30, 2004 increased $2.9 million, or 32%, to $12.0 million from $9.1 million in the same period last year. For the nine months ended September 30, 2004, manufacturing costs increased $2.2 million from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Overhead and other product costs increased $760,000 from the prior year, primarily reflecting headcount increases in overhead departments and increases in fulfillment costs and parts costs of $261,000 and $51,000, respectively, partially offset by a $155,000 decrease in rework costs.

     Service costs for the three months ended September 30, 2004 increased by $456,000, or 42%, to $1.6 million from $1.1 million in the same period last year. Service costs for the nine months ended September 30, 2004 increased by $1.2 million, or 36%, to $4.4 million from $3.2 million in the same period last year. The increased service costs in both the three and nine month periods ended September 30, 2004 are due to increased personnel costs as a result of increased headcount in both our support and training groups, as well as an increase in our third-party maintenance service provider costs, including service fees and spare parts. Increases in third party service provider costs were $151,000 and $443,000 for the three and nine-month periods ended September 30, 2004, respectively.

     RESEARCH AND DEVELOPMENT

     Research and development expenses of $3.8 million in the three months ended September 30, 2004, were up $761,000, or 25%, from $3.0 million in the same period last year. The increase was primarily attributable to a $529,000 increase in salary and personnel related expenses and a $169,000 increase in project material costs due in large part to the development of the PacketShaper 10000 series models. Research and development expenses of $11.1 million in the nine months ended September 30, 2004, were up $2.2 million, or 24%, from $8.9 million in the same period last year. The increased cost was primarily attributable to increased salary and related personnel expenses, and to a lesser extent, professional service fees and project material costs. Specifically, personnel related expenses increased $1.6 million as headcount increased from 74 at September 30, 2003 to 85 at September 30, 2004. Professional service fees increased $181,000, primarily for project related consultants and patent related legal costs. Project material costs increased $142,000. Research and development expenses represented 16% and 17% of total net revenues for the three and nine months ended September 30, 2004, respectively, unchanged from the 16% and 17% of total net revenues for the three and nine months ended September 30, 2003, respectively.

     SALES AND MARKETING

     Sales and marketing expenses increased to $8.3 million in the three months ended September 30, 2004, an increase of $1.8 million, or 28%, from $6.5 million in the same period last year. Personnel related costs, including salaries, bonuses and commissions increased $919,000 due to headcount increases. Other increases included $222,000 in travel and $459,000 related to various marketing programs. Sales and marketing expenses increased to $25.2 million in the nine months ended September 30, 2004, an increase of $5.8 million, or 30%, from $19.4 million in the same period last year. Increases included personnel costs, travel costs and various marketing program related costs. Personnel related costs, including salaries, bonuses and commissions increased $2.9 million as headcount increased from 85 at September 30, 2003 to 104 at September 30, 2004. Travel costs were up $913,000 reflecting both the headcount increase and an increase in sales meeting expenses. The cost of various marketing programs increased $1.2 million as we introduced new channel marketing programs, replacing previous channel rebate programs. Sales and marketing expenses represented 36% and 38% of total net revenues for the three and nine months ended September 30, 2004, respectively. Sales and marketing expenses represented 36% and 37% of total net revenues for the three and nine months ended September 30, 2003, respectively.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.5 million in the three months ended September 30, 2004, up $192,000, or 14%, from $1.4 million in the same period of last year. The increases included personnel costs, mainly salaries, of $143,000 and consulting fees of $116,000, partially offset by increased overhead allocations. General and administrative expenses increased to $4.4 million in the nine months ended September 30, 2004, up $322,000, or 8%, from $4.1 million in the same period of last year. Increases included personnel costs, mainly salaries, of $301,000 and consulting fees, particularly audit and tax related expenses, of $428,000. General and administrative expenses represented 7% and 6% of total net revenues for the three and nine months ended September 30, 2004, respectively. General and administrative expenses represented 7% and 8% of total net revenues for the three and nine months ended September 30, 2003, respectively.

     OTHER INCOME, NET

     Other income, net consists primarily of investment income from our cash, cash equivalents and investments, less interest expense related to debt and capital lease obligations. Other income, net increased to $308,000 in the three months ended September 30, 2004 from $72,000 for the same period last year, reflecting increased yields on higher average cash balances, and to a lesser extent, decreased foreign currency losses on intercompany balances and lower interest expense due to lower debt levels. Other income, net increased to $672,000 in the nine months ended September 30, 2004 from $541,000 for the same period last year, reflecting a sales tax refund earlier in 2004 and decreased interest expense due to lower debt levels.

     INCOME TAX PROVISION

     Our income tax provision is primarily attributable to income taxes payable in foreign jurisdictions. The effective tax rate for the three months ended September 30, 2004, and the expected annual rate for the remainder of 2004, is approximately 10%.

     Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes which could result from any such examination to determine the adequacy of our income tax provision.

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

     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $102.0 million at September 30, 2004 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     We have contractual obligations in the form of operating and capital leases and notes payable. These are described in further detail in Notes 6 and 7 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of September 30, 2004 (in thousands):

Contractual Obligations	Payments due by period
		Remainder	1 - 3	3 - 5	More than 5
	Total	of 2004	years	years	years
Amounts reflected in Balance Sheet
Capital lease obligations	$113	$113	$—	$—	$—
Other cash obligations not reflected in Balance Sheet
Operating lease obligations	4,851	440	2,962	1,335	114
Purchase obligations	2,921	2,921	—	—	—

	7,772	3,361	2,962	1,335	114
Total	$7,885	$3,474	$2,962	$1,335	$114

Sources and Uses of Cash

     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $15.2 million during the nine months ended September 30, 2004 to $102.0 million. The increase was primarily due to net cash provided by operating activities of $13.8 million and cash provided by financing activities, specifically proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan, totaling $3.5 million. This increase was partially offset by $1.4 million in cash used to purchase capital equipment and $483,000 to repay debt and capital lease obligations.

     Operating Activities. Cash provided by operating activities was $13.8 million in the nine months ended September 30, 2004, up from $10.1 million in the same period last year. The increase was primarily due to an increase in net income, accrued liabilities and deferred revenue over the same period a year ago.

     Investing Activities. Cash used in investing activities in the nine months ended September 30, 2004 was $4.7 million, compared to cash used in investing activities of $22.5 million in the same period last year, primarily reflecting transactions in marketable securities. Among our investment policy objectives are preserving of principal, meeting liquidity needs and delivering good yields in relationship to the policy guidelines and market conditions. Changes in our investment portfolio are made in response to the market outlook and fluctuations in interest rates.

     Financing Activities. Cash provided by financing activities included $3.5 million in proceeds from employee option exercises and the Employee Stock Purchase Plan for the nine months ended September 30, 2004, compared to $6.0 million for the same period last year. Cash used in financing activities included $483,000 in the nine months ended September 30, 2004, compared to $1.6 million in the same period last year, to repay borrowings under our line of credit, note payable and capital lease obligations. We paid down the remaining balance on our line of credit during the first quarter of 2003 and allowed the line to expire in May 2003. Our note payable was completely paid off in the three months ended September 30, 2004 and our remaining capital lease obligations will be completely repaid during the three months ending December 31, 2004.

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

OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors both within and outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:

-	the timing and size of orders and shipments of our products;

-	the mix of products we sell;

-	the mix of channels through which those products are sold;

-	the average selling prices of our products; and

-	the amount and timing of our operating expenses.

     In the past, revenue fluctuations resulted primarily from variations in the volume and mix of products sold and variations in channels through which products were sold. Operating expenses in total may fluctuate between quarters due to the timing of spending. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.

IF WE ARE UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, OR IF OUR INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON OUR ASSESSMENT, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2004. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 59% of net revenues for both the three and nine months ended September 30, 2004, and 55% and 56% of net revenues in 2003 and 2002, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

     We rely primarily on an indirect distribution channel consisting of resellers, distributors and systems integrators for our revenues. Because many of our indirect channel partners also sell competing products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with significant indirect channel partners, as well as on the sales efforts and success of those indirect channel partners.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. For the three months ended September 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 16% of total net revenues, respectively. For the nine months ended September 30, 2004, sales to the same two customers accounted for 23% and 19% of total net revenues, respectively. For the three months ended September 30, 2003, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc., accounted for 20%, 12% and 11% of total net revenues, respectively. For the nine months ended September 30, 2003, sales to two customers Alternative Technology, Inc. and Westcon, Inc., accounted for 22% and 13% of total net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2004, we have 13 issued U.S. patents and 49 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2004 and comparable fair values as of December 31, 2003 (in thousands):

	Amortized Cost at September 30, 2004				September 30, 2004	December 31, 2003
Expected Maturity Date	2004	2005	2006	Total	Fair Value	Fair Value
Cash equivalents	$35,359	$—	$—	$35,359	$35,349	$24,102
Weighted-average rate	1.64%	—	—
Short-term investments	29,932	31,627	—	61,559	61,425	54,317
Weighted-average rate	1.81%	1.66%	—
Long-term investments	—	743	2,061	2,804	2,778	6,726
Weighted-average rate	—	1.97%	2.07%

Total investment portfolio	$65,291	$32,370	$2,061	$99,722	$99,552	$85,145

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

ITEM 4. CONTROLS AND PROCEDURES

     We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in our internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 29th day of October, 2004.

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