Form 10-K
period 2004-12-31
PACKETEER INC
filed 2005-03-16
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 000-26785
PACKETEER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0420107
(State of incorporation)	(I.R.S. Employer Identification No.)
10201 NORTH DE ANZA BLVD.
CUPERTINO, CALIFORNIA 95014
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(408) 873-4400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Based on the closing sale price of the common stock on the Nasdaq National Market on June 30, 2004, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $519,752,252. Shares of common stock held by each officer and director and by each person known by the Registrant to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 33,700,334 at March 8, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Information required by Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

PART I

ITEM 1.	BUSINESS
      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below in “Risk Factors.” Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document. See “Risk Factors.”
OVERVIEW
      Packeteer is a leading provider of WAN Application Traffic Management systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable Information Technology, or IT, organizations to effectively optimize application and network resources, while providing measurable cost savings in wide area network, or WAN, investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions.
      The Packeteer application traffic management system consists of a family of scalable appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Traffic Management capabilities. PacketSeeker® provides visibility, PacketShaper® provides control, and PacketShaper Xpresstm provides compression. In addition, each appliance can be managed individually or as an integrated policy-based WAN Application Traffic Management system distributed across multiple locations, using our PolicyCentertm software product. Centralized reporting for multiple appliances is also available using our ReportCentertm software product.
      In December 2004, Packeteer acquired Mentat, Inc., or Mentat. This acquisition expands our solution portfolio with technology for accelerating applications over satellite and long-haul networks. The Mentat SkyX® products enhance the performance and efficiency of internet and private network access. With a unique connection splitting and protocol–translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/ Internet Protocol, or TCP/IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users.
      Packeteer’s products are deployed at more than 7,000 companies in more than 50 countries. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.
      We were incorporated in Delaware in January 1996 and began shipping our products in February 1997. To date we have shipped more than 40,000 units. We have subsidiaries or branch offices in Australia, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Singapore, Spain, South Korea, the Netherlands and the United Kingdom. In this report, “Company”, “Packeteer,” “we,” “us,” and

“our” refer to Packeteer, Inc. and its subsidiaries. Investors may access our filings with the Securities and Exchange Commission including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.packeteer.com, but the information on our website does not constitute part of this Annual Report.
INDUSTRY BACKGROUND

The Emergence of Internet Computing
      The Internet and TCP/IP have enabled a new generation of interactive applications to allow information to be exchanged and business processes to be distributed beyond the traditional boundaries of the enterprise. As a result, these distributed applications empower companies to conduct business with employees, customers, partners and suppliers regardless of their physical location. Protocols are predefined mechanisms for computers to communicate over networks. TCP/IP is a two-layer program. The higher layer, TCP, manages the assembly of a file into smaller packets that are transmitted over the Internet and received by a TCP layer that reassembles the packets into the original message. The lower layer, IP, handles the address part of each packet so it gets to the right destination.
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
      Unlike early non-interactive applications that did not require real-time responsiveness, today’s business applications depend on timely access to data and real-time transaction responses to ensure productivity and a high quality of experience for end users. The shift toward real-time, delay-sensitive data is accelerating as corporations begin to converge database transactions and multimedia traffic onto their enterprise networks. TCP/IP is unable to differentiate between traffic types and is designed so that each transmission attempts to consume all available bandwidth. These characteristics, which make TCP/IP suitable for non-interactive traffic, threaten the performance of today’s mission-critical applications.

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
      Deploying traditional compression technologies. Products are available which only compress traffic. Although compression alone can increase available bandwidth, which effectively increases network capacity, the network and application performance problems are not necessarily eliminated. The TCP/IP protocol is inherently bursty, so even compressed non-critical applications may still consume the available bandwidth. In addition, the following problems are also introduced when deploying traditional compression technologies:

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
      Installing network management tools. Several vendors provide software that analyzes and monitors network traffic. While these products enable network administrators to determine how bandwidth is being utilized, thereby identifying where bandwidth management is required, they do not comprise a complete solution for the following reasons:

•	Traditional network management tools only monitor and report network performance and bandwidth utilization, offering no means of fixing or resolving performance problems; and

•	As is the case with queuing-based approaches, traditional network management tools are reactive in nature in that they detect problems once they occur, but do not prevent similar problems in the future.

The Packeteer Opportunity
      As the “webification” of enterprise applications expands, VoIP becomes more widely deployed and MPLS and IP-VPN strategies used for network consolidation, both businesses and service providers are seeking ways to cost-effectively manage bandwidth, ensure application performance and increase network efficiency. As mission-critical applications compete with bandwidth-hungry non-critical traffic for limited network resources, enterprises require a solution that not only monitors and reports on network performance problems, but also provides the means to fix such problems. As the complexity of their network infrastructures increases, enterprises seek solutions that integrate easily into the existing network and are cost-effective to deploy and maintain. In response to growing competition, service providers are looking to create new revenue streams by offering differentiated network and application-based services that meet the needs of enterprise customers. Whether the solution is implemented by the enterprise or purchased from a service provider, effectively managing the performance of mission-critical WAN applications is essential for fast business.
THE PACKETEER SOLUTION
      Packeteer is a leading provider of WAN Application Traffic Management systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable IT organizations to effectively optimize applications and network resources while providing measurable cost savings in WAN investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. Packeteer’s WAN Application Traffic Management system is based on the following:

•	Visibility. Before an organization can control application performance on the WAN, it needs to know what is running on its network and how the network is performing. Packeteer’s monitoring capabilities involve automatic identification and classification of traffic through Layer 7, the applications layer, which is the highest layer in the industry standard Open Systems Interconnection, or OSI, model. This application-layer insight is designed to enable organizations to analyze application performance and network utilization accurately. Packeteer’s performance analysis determines response times, delays, link utilization, and other crucial metrics. Depending on the size of the Packeteer deployment, performance analysis may be captured via onboard or centralized reporting.

•	Control. Once an organization knows what is running on its network and how the network is performing, it can use Packeteer’s control capabilities to set policies that align application performance in support of business needs. PacketShaper systems allow mission-critical applications to perform efficiently and reliably by allocating varying amounts of bandwidth to applications depending on their relative importance. For instance, network managers can tailor policy management and bandwidth allocation to suit the requirements of particular applications or traffic, such as Citrix, SAP, Siebel, Video over IP and Voice over IP. Meanwhile, peer-to-peer file sharing, casual web browsing and other unsanctioned traffic can be eliminated or minimized, depending on an organization’s available network resources and business priorities.

•	Compression and Acceleration. Once an organization sets controls to protect critical applications and contain non-critical traffic, the next step is to deploy compression to stretch the current network capacity and further improve application performance by ensuring that the extra capacity goes to critical applications first. PacketShaper Xpress provides a software option that utilizes application-intelligent compression, latency management and tunnel management to accelerate policy-managed business traffic. Packeteer SkyX provides protocol acceleration (TCP and Web) over satellite, long-haul and other latency sensitive WAN links. Capabilities include Xpress Transport Protocol, or XTP, Web prefetch and multicast content distribution.

•	Centralized Management. Packeteer systems provide reports describing current and historical network performance. Comprehensive reports, graphs and tables enable network managers to refine bandwidth management policies, evaluate efficiency and plan capacity. Packeteer systems automatically measure per- transaction response times for each application. Managers can set, enforce and monitor service-level agreements, which quantify desired QoS for a particular application or customer. Packeteer’s PolicyCenter, a Windows based software solution, is designed to simplify deployment of multiple Packeteer appliances by centralizing policy and software upgrade distribution and providing a summary view of all managed appliances. Packeteer’s ReportCenter, also a Windows based software solution, is designed to provide centralized analysis and reporting for Packeteer system deployments.

      Our WAN Application Traffic Management systems are designed to enable businesses and service providers to realize the following key benefits:

•	Gain Network Performance Visibility and Insight. Packeteer systems provide valuable historical and real-time information about application performance and network utilization through an easy-to-use browser interface. Network managers gain a better understanding of the nature of traffic running on their networks and the problems and inefficiencies associated with that traffic.

•	Ensure Bandwidth to Mission-Critical Applications. Policy-based bandwidth allocation protects bandwidth for mission-critical applications such as SAP, Oracle and Siebel, and video over IP or voice over IP, preventing disruptions from bandwidth-hungry but less urgent applications such as file transfers, peer-to-peer file sharing or casual web browsing.

•	Permit Easy Deployment. Packeteer systems install easily, and automatically start to discover, classify and analyze network traffic and suggest policies to optimize performance. They complement the existing network infrastructure, require no router reconfiguration or desktop changes and are designed not to disrupt network connectivity in the event of software or hardware failure.

•	Increase Effective Bandwidth. Packeteer systems intelligently increase effective bandwidth and, through integration with our advanced monitoring and shaping capabilities, enable the additional bandwidth to be utilized by mission-critical applications.

•	Enable Interactive Services. Voice over IP, video over IP and other streaming media require guaranteed bandwidth in order to achieve minimum quality requirements. By using Packeteer systems to set minimum bandwidth guarantees and priority, enterprises and service providers can deliver smooth and predictable performance of these delay-sensitive multimedia services.

•	Increase Network Efficiency. Packeteer systems improve network efficiency and help delay expensive capacity upgrades by managing non-critical traffic to reduce retransmission overhead and smooth the variability in bandwidth utilization.

STRATEGY
      Our objective is to be the leading provider of WAN Application Traffic Management systems that give enterprises and service providers a new layer of control for applications delivered across intranets, extranets and the Internet. Key elements of our strategy include:
      Focus on Bandwidth Management Needs of Enterprises. We are focused on providing high performance, easy-to-use and cost-effective bandwidth management solutions to distributed enterprises whose businesses rely on networked applications. For these businesses, managing mission-critical application performance and optimizing the value of the network will continue to be competitive requirements. As network applications and services continue to proliferate, we believe that effective bandwidth management will become an increasingly important requirement for maintaining an efficient enterprise network. We believe we have established a differentiated market position based on our development of a comprehensive solution that provides for effective bandwidth management and our early market leadership and brand awareness. We intend to continue to direct our development, sales and marketing efforts toward addressing the bandwidth management needs of large, distributed enterprises.
      Continue to Build Indirect Distribution Channels. We currently have over 300 value-added resellers, distributors and systems integrators that sell our products in over 50 countries. These relationships include: ADN Distribution GmbH, Alternative Technology Inc., Comstor PTE Ltd., Equant, Intechnology plc, Kanematsu USA, Macnica, Inc., and Westcon, Inc. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers and systems integrators. We believe this strategy will enable us to increase the worldwide deployment of our products.
      Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the telecommunications service provider market and currently have a variety of telecommunications service provider customers, including: Equant and NTT Communications. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our Packeteer systems enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.
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
      Extend Bandwidth Management Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy setting capabilities, precise rate control expertise, compression and acceleration technologies and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, increase functionality by identifying and managing additional applications or traffic types and increase system modularity. We also plan to invest our research and development resources to develop new leading-edge technologies for emerging markets. These development plans include extending our bandwidth management solutions to incorporate in-depth application-management techniques that will improve performance over the Internet and reduce bandwidth requirements. We plan to extend our current portfolio by offering solutions that target the specific needs of three primary market opportunities: enterprise bandwidth management, application service-level management and service provider bandwidth management.

PRODUCTS
      Packeteer’s WAN Application Traffic Management system is designed to solve network and application performance problems through a family of appliances with multiple software options that provide visibility into application performance and network utilization, control over network performance and network utilization, compression and protocol acceleration to accelerate performance and increase WAN capacity.
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
      PacketShaper is designed to provide application-based traffic and bandwidth management to deliver predictable, efficient performance for applications running over the WAN and Internet. PacketShaper is designed to provide effective application QoS using state-of-the-art bandwidth, traffic, service-level and policy management technology. PacketShaper ISP is designed to enable service providers to create differentiated services through fast and efficient bandwidth provisioning and management. The PacketShaper family currently includes models in the 1550, 2500, 6500, 9500 and 10000 series.
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
      ReportCenter is an application that is designed to aggregate metrics from large deployments and create organization–wide reports to manage trends and provide support for capacity planning and usage analysis, ReportCenter lowers the cost of ownership for large deployments of PacketWise-enabled appliances, improves the quality of information and eases administrative overhead.
      Mentat SkyX products are designed to provide protocol acceleration over satellite and long-haul networks. Capabilities include Xpress Transport Protocol, or XTP, Web prefetch and multicast content distribution. The product line includes the XR10, XH45 and XH155 models.
TECHNOLOGY
      We differentiate our solution by combining our knowledge of enterprise applications with our expertise in underlying network protocols. We have invested heavily in developing proprietary software and related technologies and, as of December 31, 2004, we have 17 issued U.S. patents and 56 pending U.S. patent applications. In particular, we have developed technology in these major areas: sophisticated traffic discovery and classification, application-based response time measurement, flexible policy definition and enforcement, precise traffic flow management and intelligent compression algorithms. These technologies help define Packeteer’s core value proposition and meet customer requirements for an WAN Application Traffic Management system capable of delivering comprehensive visibility, control and compression technologies.

Sophisticated Traffic Discovery and Classification
      We believe the ability to automatically detect and classify an extensive collection of applications and protocols differentiate Packeteer systems from other bandwidth management technologies. Sophisticated traffic classification is crucial to understanding network congestion and to targeting appropriate bandwidth-

allocation policies. Network software or devices that claim QoS features typically offer rudimentary solutions that can identify traffic based only on protocol type or port numbers. This approach limits application-specific QoS capabilities because these products do not recognize the detailed information required to make intelligent classification decisions. Packeteer systems discover and classify traffic by focusing on content and applications where value to the end user lies.
      Relying only on more basic traffic classification prevents network managers from discovering important traffic trends and limits policy setting. Sophisticated application traffic types such as Voice over IP, Oracle and Citrix cannot be identified using rudimentary traffic classification schemes. Packeteer systems identify traffic markers, detect changing or dynamic port assignments and track transactions with changing port assignments. This allows network managers with Packeteer systems to set policies and control the traffic related to an individual application, session, client, server or traffic type. Packeteer systems permit a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. This ability to individually classify applications is a highly valuable tool for network managers, since both non-critical applications such as web browsing and music downloading through peer-to-peer applications and mission-critical applications such as Citrix, Oracle or SAP and critical web sites may all be assigned to the same TCP port number on a network but can be individually classified using a Packeteer system.
      Packeteer systems need no assistance from network managers to automatically detect and identify over 450 different traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can use our technology to define proprietary applications so that their traffic can be recognized and reported. Our technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We frequently enhance our classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria — for example, Oracle traffic to or from a particular database.

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
      Packeteer systems are designed to break each response time measurement into network delay, which is the amount of time spent in transit, and server delay, which is the amount of time the server is used to process the request. It can highlight clients and servers with the slowest performance. The Packeteer system allows network managers to set acceptability standards and then track whether performance adheres to the standards.

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

Traffic Flow Management
      One of TCP/IP’s primary weaknesses is an inability to guarantee QoS. Unlike systems network architecture, or SNA, and asynchronous transfer mode, or ATM, protocols, which have an embedded concept of rate, TCP/IP’s attempt to consume all available bandwidth conflicts with the goal of predictable, consistent, mission-critical application performance. Packeteer’s standards-based TCP rate control technology overcomes TCP/IP’s shortcomings by proactively preventing congestion on both inbound and outbound traffic flows and increasing overall network throughput. Rather than discarding packets from a congested queue, TCP rate control paces packet delivery to prevent congestion. Rate control uses the remote user’s access speed and real-time network latency to calculate the optimal transmission speed. Evenly paced packet transmissions — instead of packet bursts that consume all available bandwidth — yield significant efficiency gains in the network. TCP rate control is a proactive and precise way to increase network efficiency by avoiding retransmissions and packet loss. TCP rate control also creates a smooth and even flow rate that maximizes throughput. By employing TCP rate control, Packeteer systems manage the majority of traffic at the WAN access link before network congestion occurs.
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

Intelligent Compression Algorithms to Enhance Performance
      Traffic can be accelerated by compression. Compression reduces traffic primarily by eliminating repeated sequences. Although compression effectively increases network capacity and avoids bandwidth upgrades, introducing compression or bandwidth upgrades does not necessarily eliminate network and application performance problems. As TCP/IP is an inherently bursty protocol, non-critical applications frequently consume all available bandwidth. Therefore, applying compression may increase the “virtual size” of a WAN connection, but does not ensure that mission-critical application traffic takes advantage of the newly created bandwidth. In addition, standard compression adds latency to the compressed traffic. This latency, which is caused by the act of compressing itself and by trying to compress traffic that cannot be compressed further, increases configuration and management complexity.
      The Packeteer system merges application traffic management with acceleration using compression, active tunnel management and latency management. As a result, increased WAN capacity is utilized by mission-critical applications by allocating the newly created virtual bandwidth to the prioritized applications. Packeteer manages by:

•	making compression decisions based on application type;

•	utilizing application specific algorithms; and

•	working with TCP rate control and other traffic management technology to manage flows of data through the compression engine to ensure consistent, predictable responses.
      Packeteer systems also reduce configuration and management complexity of compression through the use of an active tunnel management feature. This feature uses dynamic discovery and automatic establishment of tunnels to simplify deployment and ongoing maintenance costs.
      While traffic management prioritizes mission-critical applications and smoothes bursty traffic, Packeteer systems enhance performance by fostering greater throughput, faster performance and increased network capacity.
CUSTOMERS
      We sell all of our products primarily through an established network of more than 300 distributors, value-added resellers and system integrators in more than 50 countries, complemented by our direct sales organization. In 2004, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22%, and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. Sales to the top 10 indirect channel partners accounted for 71%, 65% and 66%, of net revenues in 2004, 2003 and 2002, respectively.
MANUFACTURING
      During 2004 we outsourced all of our manufacturing, including warranty repair, to one contract manufacturer, SMTC Manufacturing Corporation, or SMTC, located in San Jose, California. The manufacturing processes and procedures for this manufacturer are ISO 9001:2000 certified. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand.
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
      In January 2005, Packeteer entered into agreements with Plexus Services, Corp., an additional contract manufacturer, to manufacture our products and provide fulfillment services. The agreements are for one year and will automatically renew every year thereafter. Either party can terminate the agreements without cause upon 150 days written notice in the case of the manufacturing agreement and 90 days written notice in the case of the order fulfillment agreement.
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
      Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our WAN Application Traffic Management systems. Our marketing efforts include the following:

•	publication of technical, educational and business articles in industry magazines;

•	public speaking opportunities at tradeshows, conferences and analyst events;

•	electronic marketing, including web site-based communication programs, electronic newsletters and on-line end user seminars;

•	industry tradeshows, technical conferences and technology seminars; and

•	focused advertising, direct mail, public relations and analyst outreach.
      We classify our distribution channels in the following categories:

•	Channel Partners. Packeteer has teamed with value-added resellers and distributors in the industry that are distinguished by their ability to deliver comprehensive QoS solutions, their industry expertise and their commitment to customer satisfaction. We have established an indirect distribution channel, which is comprised of a network of over 300 value-added resellers, distributors and system integrators that sell our solutions in over 50 countries. These partners sell our systems and software products as well as other third-party products that are complementary to our WAN Application Traffic Management systems.

•	Alliance Partners. Our Alliance Partners unite Packeteer with organizations whose product offerings provide strategic value to our customers. Our Alliance Partners include systems integrators and service providers as well as technology vendors whose products complement Packeteer’s WAN Application Traffic Management solutions. In exchange, Packeteer presents Alliance Partners with the opportunity to extend to their customers our industry-leading application performance and QoS solutions. For example, system integrators offer IT consulting, network integration, system management and IT outsourcing services. They choose Packeteer solutions to help their customers ensure the performance of their business critical applications. In addition to meeting customers’ bandwidth needs, service providers offer Packeteer products and value-added services such as application performance, on-going performance monitoring and advanced application performance management. Some of our Alliance Partners are Avaya, Citrix, Equant, HP, InfoVista, NTT and Polycom.

      As of December 31, 2004, our worldwide sales and marketing organization consisted of 114 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located in California, Colorado, Illinois, New Jersey, Texas and Washington. In addition, we have international sales offices located in Australia, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Singapore, South Korea, Spain, the Netherlands and the United Kingdom.
      We believe there is a strong international market for our WAN Application Traffic Management solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of the Americas accounted for 59%, 55% and 56% of net revenues in 2004, 2003 and 2002, respectively.
RESEARCH AND DEVELOPMENT
      As of December 31, 2004, our research and development organization consisted of 99 employees providing expertise in different areas of our software: control and compression technologies, classification, central management, user interface, platform engineering and protocol acceleration. Since inception, we have focused our research and development efforts on developing and enhancing our WAN Application Traffic Management solutions.
CUSTOMER SERVICE AND TECHNICAL SUPPORT
      Our customer service and support organization provides technical support services. Our technical support staff is strategically located in five regional service centers: California, Hong Kong, Japan, Australia and the Netherlands providing our customers with 24/7 support services. These services, which may include telephone/ web support, next business day advance replacement and access to all software updates and upgrades, are typically sold as single or multi-year contracts to our resellers and end users. In addition, Packeteer has formal agreements with two third-party service providers to facilitate next business day replacement for end user customers located outside the United States covered by maintenance agreements providing this service level. We believe that these programs improve service levels and lead to increased customer satisfaction.
COMPETITION
      We compete in a rapidly evolving and highly competitive sector of the Internet application infrastructure system market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco Systems, Inc., other switch/router vendors, security vendors and several small private companies that sell products that utilize competing technologies to provide monitoring or bandwidth management or compression. None of these companies offer an integrated visibility, control and compression solution such as Packeteer’s WAN Application Traffic Management system. Our products compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Additionally, we face indirect competition from companies that offer enterprises and service providers’ increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.
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
INTELLECTUAL PROPERTY
      We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2004, we have 17 issued U.S. patents and 56 pending U.S. patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.
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
EMPLOYEES
      As of December 31, 2004, Packeteer employed a total of 286 full-time employees. Of the total number of employees, 99 were in research and development, 100 in sales and system engineering, 14 in marketing, 44 in customer support and operations and 29 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

RISK FACTORS
      You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
IF THE WAN APPLICATION TRAFFIC MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL
      The market for WAN Application Traffic Management is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions.
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
      In the past, revenue fluctuations resulted primarily from variations in the volume and mix of products sold and variations in channels through which products were sold. Total operating expenses may fluctuate between quarters due to the timing of spending. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.
IF IN THE FUTURE WE ARE UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, OR IF OUR INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON OUR ASSESSMENT, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting in each of our annual reports. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding our required assessment of our internal controls and our external auditors’ audit of that assessment has required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal controls over financial reporting, which will result in continued commitment of significant financial and managerial resources.
      Although we received a favorable assessment of our internal controls from our auditors for this annual report, in future years we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting, or we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If in future annual reports we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.
WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES
      We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., other switch/router vendors, security vendors and several small private companies that utilize competing technologies to provide bandwidth management and compression. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Traffic Management solutions.
      Some of our competitors and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, prospective customers who are extremely confident in and committed to the product offerings of our competitors, and therefore are unlikely to buy our products. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the WAN Application Traffic Management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW OR WE MAY LOSE CUSTOMERS AND MARKET SHARE
      Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The WAN Application Traffic Management solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:

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
THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY, WHICH MAY NEGATIVELY IMPACT GROSS MARGINS AND REVENUES
      We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. The average selling prices of our products could decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so could cause our revenue and gross margins to decline.
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
      The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 59%, 55% and 56% of net revenues in 2004, 2003 and 2002, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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
      Furthermore, to increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign indirect channel partners. To the extent that we are unable to successfully do so, our growth in international sales may be limited.
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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In 2004, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22%, and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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
WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES
      Most of our revenues have been derived from sales of our WAN Application Traffic Management systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues in 2005 and for the foreseeable future thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or new and enhanced products. A decline in demand for our WAN Application Traffic Management systems as a result of competition, technological change or other factors would harm our business.
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

OUR RELIANCE ON THIRD-PARTY MANUFACTURERS FOR ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THESE THIRD-PARTY MANUFACTURERS FAIL TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS
      During 2004 we contracted with SMTC for all of our manufacturing requirements. In January 2005, we signed agreements with Plexus Services, Corp., an additional contract manufacturer, to manufacture our products and provide fulfillment services. New third- party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	decreases in manufacturing yields and increases in costs;

•	the potential for a lapse in quality assurance procedures;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.
      We have no long-term contracts or arrangements with these manufacturers that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturer, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with these manufacturers on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our third-party manufacturers or that they will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.
      In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements, or we may be unable to obtain terms that are acceptable to us. The lead-time required to identify and qualify new manufacturers could affect our ability to timely ship our products and cause our operating results to suffer. In addition, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships, resulting in reduced market share.
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
FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
      Proposed initiatives could result in changes in accounting rules, which could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results. Specifically, the adoption of Statement of Financial Accounting Standards (SFAS) 123 (R), “Accounting for Stock-Based Compensation,” requires the Company to recognize the fair value of certain equity instruments as an expense in the reported financial statements as services are performed, rather than footnote only disclosure as currently required. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending September 30, 2005.
ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS
      Packeteer has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:

•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	limitations on our ability to retain acquired distribution channels and customers;

•	diversion of management’s attention and disruption of our ongoing business;

•	difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

•	the potential product liability associated with selling the acquired company’s products; and

•	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $9.5 million in goodwill related to the acquisition of Mentat that will not be amortized in the ordinary course of business. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
      These factors could have a material adverse effect on Packeteer’s business, results of operations or financial position, especially in the case of a large acquisition. Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
      Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2004 we have 17 issued U.S. patents and 56 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS
      We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the WAN Application Traffic Management solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.
IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED
      The market for WAN Application Traffic Management solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.
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
      We lease approximately 69,000 square feet of administrative and research and development facilities in Cupertino, California under a lease that expires November 2007. We also lease sales offices in various locations throughout the United States, as well as an additional research and development facility in Los Angeles, California. Our international leased offices include a research and development facility located in Canada, and sales and marketing offices in Australia, China, France, Germany, Hong Kong, Japan, Malaysia, Singapore, South Korea, Spain, The Netherlands and the United Kingdom. We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space.

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
      A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiffs’ allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2004, as management believes a loss is not probable or estimable.
      We are routinely involved in legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
      In connection with our acquisition of Mentat on December 21, 2004, we issued 114,074 shares of unregistered common stock to employees of Mentat as a component of retention bonuses. The value of each share issued was $14.75. The shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition, and one-third on the third anniversary of the acquisition, so long as the employee remains employed with Packeteer on each of the anniversary dates.

      The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering.
      Our common stock has been quoted on the Nasdaq National Market under the symbol “PKTR” since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

2004:
Fourth Quarter	$14.97	$10.17
Third Quarter	15.89	7.82
Second Quarter	16.15	11.80
First Quarter	23.10	11.95
2003:
Fourth Quarter	$20.86	$12.85
Third Quarter	18.33	11.01
Second Quarter	16.74	9.44
First Quarter	10.19	7.25
      As of February 28, 2005, there were approximately 316 registered holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Packeteer, Inc. and the Notes thereto included elsewhere in this report, however these historical results are not necessarily indicative of the operating results to be expected in the future:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$92,437	$72,723	$55,014	$46,661	$41,097
Product and service costs	22,837	17,036	12,852	13,867	12,585
Amortization of purchased intangible assets	38	—	—	1,199	678

Gross profit	69,562	55,687	42,162	31,595	27,834
Operating expenses:
Research and development	14,973	12,202	10,877	12,360	9,318
Sales and marketing	35,504	26,433	23,420	22,859	19,506
General and administrative	6,061	5,494	4,636	5,832	5,057
Amortization of goodwill	—	—	—	11,017	6,424
Impairment of goodwill and intangibles	—	—	—	52,552	—

Total operating expenses	56,538	44,129	38,933	104,620	40,305

Income (loss) from operations	13,024	11,558	3,229	(73,025)	(12,471)
Other income, net	1,127	701	915	2,037	3,402

Income (loss) before provision (benefit) for income taxes	14,151	12,259	4,144	(70,988)	(9,069)
Provision (benefit) for income taxes	(383)	1,226	415	—	300

Net income (loss)	$14,534	$11,033	$3,729	$(70,988)	$(9,369)

Basic net income (loss) per share	$0.44	$0.35	$0.12	$(2.40)	$(0.35)

Diluted net income (loss) per share	$0.42	$0.32	$0.12	$(2.40)	$(0.35)

Shares used in computing basic net income (loss) per share	32,994	31,634	30,205	29,559	27,152

Shares used in computing diluted net income (loss) per share	34,502	34,364	30,718	29,559	27,152

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$92,197	$86,707	$65,474	$62,221	$62,206
Working capital	73,171	75,273	53,492	52,723	51,958
Total assets	137,792	104,699	79,912	73,005	144,281
Deferred revenues	16,157	9,592	5,968	4,106	3,367
Long-term obligations	—	—	545	1,289	3,215
Total stockholders’ equity	101,959	83,418	63,401	56,624	124,133

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
      Packeteer is a leading provider of WAN Application Traffic Management systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable Information Technology, or IT, organizations to effectively optimize application and network resources, while providing measurable cost savings in wide area network, or WAN, investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions.
      The Packeteer WAN Application Traffic Management system consists of a family of scalable appliances that make them capable of deployment within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Traffic Management capabilities. PacketSeeker® provides visibility, PacketShaper® provides control, and PacketShaper Xpresstm provides compression. In addition, each appliance can be managed individually or as an integrated policy-based WAN Application Traffic Management system distributed across multiple locations, using our PolicyCentertm software product. Centralized reporting for multiple appliances is also available using our ReportCentertm software product.
      In December 2004, Packeteer acquired Mentat, Inc., or Mentat. This acquisition expands our solution portfolio with technology for acceleration applications over satellite and long-haul networks. The Mentat SkyX® products enhance the performance and efficiency of internet and private network access. With a unique connection splitting and protocol–translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/ Internet Protocol, or TCP/IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users. Packeteer expects the acquisition will add between $6.0 million and $7.0 million to total net revenues in 2005, and be neutral to total operating income prior to amortization of intangibles and other acquisition related expenses.
      Packeteer’s products are deployed at more than 7,000 companies worldwide in more than 50 countries. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.
      Although we earned net income of $14.5 million, $11.0 million and $3.7 million in 2004, 2003 and 2002, respectively, we incurred losses since we commenced operations in 1996 until 2002, and profitability could be difficult to sustain. As of December 31, 2004, we had an accumulated deficit of $77.9 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and, as a result, will need to generate significant quarterly revenues to maintain profitability. With the increase in our install base, we plan to continue to invest in our customer support group. We plan to continue to invest in the development and support of our reseller and distributor relationships. We also plan to continue to invest in appropriate marketing campaigns and expand our international sales operations. We plan to continue to invest in research and development activities to enhance existing products and develop new features in response to customer demands. We will also add to our infrastructure to support our growing business.
      Beginning with the first quarter 2005, we will be reporting non-GAAP financial results in addition to our GAAP financial results. These results will exclude certain non-cash charges such as the amortization of purchased intangible assets and stock-based retention payments associated with the Mentat acquisition. The capitalized intangibles include developed technology, customer contracts and relationships and tradename. The amortization and retention charges that will be excluded from the non-GAAP financial results during 2005 are currently estimated to be $577,000 per quarter.
      We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business again in 2005. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Traffic Management market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our install base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.
SOURCES OF REVENUE
      We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Traffic Management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 81%, 83% and 86% of our revenues in 2004, 2003 and 2002, respectively. Service revenues continue to increase as our installed base grows, accounting for 19%, 17% and 14% of revenues in 2004, 2003 and 2002, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are sold.
COST OF REVENUES AND OPERATING EXPENSES
      Cost of Revenues. Our cost of revenues consists of the cost of finished products purchased from our contract manufacturer, overhead costs, service support costs and amortization of purchased intangible assets.
      We outsource all of our manufacturing. We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Our overhead costs consist primarily of personnel related costs for our product operations and order fulfillment groups and other product costs such as warranty and fulfillment charges. Service support costs consist primarily of personnel related costs for our customer support and training groups, as well as fees paid to third-party service providers to facilitate next business day replacement for end user customers located outside the United States. Additionally, we allocate overhead such as facilities, depreciation and IT costs to all departments based on headcount and usage. As such, general overhead costs are reflected in each cost of revenue and operating expense category. We must continue to work closely with our contract manufacturers as we develop and introduce new products and try to reduce production costs for existing products. To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support group and expect that our fees to third-party service providers will continue to increase as our international install base grows.
      Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our WAN Application Traffic Management solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. With the acquisition of Mentat in late December 2004, we expect that our research and development expenses, excluding stock-based retention payments, will approximate our long-term business model target of 18%.
      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Sales and marketing is our largest cost, accounting for 38%, 36% and 43% of net revenues for 2004, 2003 and 2002, respectively. We plan to increase sales and marketing headcount again in 2005, particularly in the Europe and Asia Pacific regions. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollars to increase in the future. We expect that sales and marketing expenses, excluding stock-based retention payments, will continue to exceed our long-term business model target of 30-32% for the next few quarters, but begin to approach the higher end of this target by the end of 2005.
      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. We expect general and administrative expenses in 2005 will be in line with our long-term business model targets of 6-7% of net revenues.
CRITICAL ACCOUNTING POLICIES
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation allowances including sales return and rebate reserves, and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
      The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, which are generally ninety days or less, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable.
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
      Valuation of long-lived and intangible assets and goodwill. The Company tests goodwill for impairment with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has only one Reporting Unit. Goodwill is tested for impairment annually on December 1 in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired.
      In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
      Sales return reserve. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at December 31, 2004 and 2003 were $1.3 million and $713,000, respectively.
      Rebate reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at December 31, 2004 and 2003 were $1.8 million and $877,000, respectively.
      Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $315,000 and $303,000 at December 31, 2004 and 2003, respectively.
      Accounting for Income Taxes. We utilize the asset and liability method of accounting for income taxes pursuant to SFAS 109. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.
      SFAS 109 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the fourth quarter of 2004, we reversed a portion of the valuation allowance on our U.S. deferred tax assets and as a result realized a benefit of $2.4 million. Without the release, our provision rate would have been closer to 14% instead of the 3% benefit we reported. Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to release a portion of the valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

RESULTS OF OPERATIONS
      The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands):

	2004 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Net revenues	$26,239	$23,052	$21,642	$21,504
Gross profit	19,772	17,173	16,010	16,607
Income from operations	3,870	3,477	2,143	3,534
Net income	5,688	3,408	2,084	3,354
Basic net income per share	0.17	0.10	0.06	0.10
Diluted net income per share	0.16	0.10	0.06	0.10

	2003 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Net revenues	$20,035	$18,432	$17,488	$16,768
Gross profit	15,299	14,174	13,335	12,879
Income from operations	3,527	3,233	2,590	2,208
Net income	3,318	2,975	2,591	2,149
Basic and diluted net income per share	0.10	0.09	0.08	0.07
      The following table sets forth certain financial data as a percentage of net revenues for the periods indicated, however, these historical operating results are not necessarily indicative of the results for any future period:

	2004	2003	2002

Net revenues:
Product revenues	81%	83%	86%
Service revenues	19	17	14

Total net revenues	100	100	100
Cost of revenues:
Product costs	18	17	18
Service costs	7	6	5
Amortization of purchased intangible assets	—	—	—

Total cost of revenues	25	23	23
Gross margin	75	77	77
Operating expenses:
Research and development	16	17	20
Sales and marketing	38	36	43
General and administrative	7	8	8

Total operating expenses	61	61	71

Income from operations	14	16	6
Interest and other income	1	1	2
Interest and other expense	—	—	—

Income before provision (benefit) for income taxes	15	17	8
Provision (benefit) for income taxes	(1)	2	1

Net income	16%	15%	7%

OVERVIEW OF RESULTS OF OPERATIONS FOR 2004
      Net revenues for 2004 were $92.4 million, an increase of 27% over 2003. Gross profit was $69.6 million, or 75% of net revenues, and operating income was $13.0 million. During the comparable period a year ago, net revenues were $72.7 million, gross profit was $55.7 million, or 77% of net revenues, and operating income was $11.6 million.
      The increase in revenues was attributable to both an increase in the number of units shipped and the number of units under maintenance contracts. During 2004, we continued to invest in our operations, with operating expenses of $56.6 million increasing $12.5 million, or 28%, from $44.1 million reported in 2003. In particular, we added personnel in operations, sales and research and development.
      During 2004, we generated $21.4 million of cash from operating activities, compared to $15.1 million generated in 2003. At December 31, 2004 we had cash, cash equivalents and investments of $92.2 million, accounts receivable of $16.8 million and deferred revenues of $16.2 million.
NET REVENUES
      Net revenues increased to $92.4 million in 2004 from $72.7 million in 2003 and from $55.0 million in 2002. The increase from 2003 to 2004 was $19.7 million, or 27%, and the increase from 2002 to 2003 was $17.7 million, or 32%. Product revenues increased to $74.6 million in 2004 from $60.3 million in 2003 and from $47.2 million in 2002. The increase from 2003 to 2004 of $14.3 million, or 24%, was primarily due to an increase in the number of units shipped, particularly our core, or higher-end, models. The increase from 2002 to 2003 of $13.1 million, or 28%, was primarily due to an increase in the number of units shipped, particularly our 6500 model. There were no significant changes in selling prices during any of the periods presented.
      Service revenues increased to $17.9 million in 2004 from $12.4 million in 2003 and from $7.8 million in 2002. The increase from 2003 to 2004 of $5.5 million, or 44%, and the increase from 2002 to 2003 of $4.6 million, or 59%, was due primarily to increases in the number of units under maintenance contracts.
      For 2004, net revenues in the Americas increased to $37.9 million, from $32.8 million in 2003 and $24.1 million in 2002. Sales in the Americas accounted for 41%, 45% and 44% of net revenues for 2004, 2003 and 2002, respectively. Net revenues in Asia Pacific were $25.0 million, $21.6 million and $18.0 million, or 27%, 30% and 33% of net revenues in 2004, 2003 and 2002, respectively. Net revenues in Europe, the Middle East and Africa, or EMEA, of $29.5 million, $18.3 million and $12.9 million, represented 32%, 25% and 23% of net revenues in 2004, 2003 and 2002, respectively.
      In 2004, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. Sales to the top 10 indirect channel partners accounted for 71%, 65%, and 66%, of net revenues for 2004, 2003 and 2002, respectively. At December 31, 2004, three customers accounted for 41% of accounts receivable.
COST OF REVENUES
      Our cost of revenues increased to $22.9 million in 2004 from $17.0 million in 2003 and $12.9 million in 2002. The cost of revenues represented 25% of net revenues in 2004 and 23% of net revenues in both 2003, and 2002.
      Product costs increased $4.3 million, or 34%, to $16.8 million in 2004 from $12.5 million in 2003. In 2003, the increase was $2.7 million, or 28%, from $9.8 million in 2002. From 2003 to 2004, manufacturing costs increased $3.2 million from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Overhead and other product costs increased $1.1 million from the prior year, primarily reflecting headcount increases in the overhead departments, and increases in fulfillment costs and parts costs of $302,000 and $169,000, respectively, partially offset by a $191,000 decrease in rework costs. From 2002 to 2003, manufacturing costs increased $1.5 million due to an increase in units shipped and other product costs increased $1.2 million from the prior year, with the largest increases in warranty, rework and fulfillment charges of $273,000, $448,000 and $130,000, respectively.
      Service costs increased $1.6 million, or 34%, to $6.1 million in 2004 from $4.5 million in 2003. From 2002 to 2003, service costs increased $1.5 million, or 49%, from $3.0 million in 2002. The increased service costs from 2003 to 2004 are due to increased personnel costs as a result of increased headcount in both our support and training groups, as well as an increase in our third-party maintenance service provider costs, including service fees and spare parts. The increased service costs in 2003 compared to 2002 are due to increased personnel costs, as well as service fees related to an increase in third-party service provider costs, as a new agreement was entered into late in the third quarter of 2002. We expect service costs to continue at these higher levels as a result of the increase in the number of units under maintenance contracts.
      In connection with the acquisition of Mentat, the Company recorded $7.2 million of purchased intangible assets, including developed technology, customer contracts and relationships and tradename. These assets have useful lives ranging from three to six years. During 2004, amortization expense of $38,000 related to these intangibles was included in cost of revenues.
RESEARCH AND DEVELOPMENT
      Research and development expenses increased to $15.0 million in 2004 from $12.2 million in 2003 and $10.9 million in 2002. The increase from 2003 to 2004 was primarily attributable to increased salary and related personnel expenses, and to a lesser extent, professional service fees, project material costs and depreciation. Specifically, personnel related expenses increased $2.0 million as headcount increased from 71 at December 2003 to 99, including 13 Mentat engineers, at December 2004. Professional service fees increased $161,000, primarily for project related consultants and patent related legal costs. Project material costs increased $274,000 and depreciation was $200,000 higher than the previous year. The increase of $1.3 million, or 12%, from 2002 to 2003 was primarily related to a $1.2 million increase in personnel costs as a result of headcount increases. Headcount increased from 63 at December 2002 to 71 at December 2003. Research and development expenses represented 16%, 17% and 20% of net revenues in 2004, 2003 and 2002, respectively. As of December 31, 2004, all research and development costs have been expensed as incurred.
SALES AND MARKETING
      Sales and marketing expenses increased to $35.5 million in 2004, from $26.4 million in 2003, and from $23.4 million in 2002. The increase of $9.1 million, or 34%, from 2003 to 2004 reflects $5.3 million in additional personnel costs, $1.1 million in increased travel costs and a $1.8 million increase in marketing costs. Personnel related costs, including salaries, bonuses, benefits and employment related taxes increased $2.8 million as headcount increased from 87 at December 2003 to 114 at December 2004, including 4 Mentat employees. Additionally, commissions increased $2.5 million, due both to increased sales, but also to sales accelerator commissions for several sales people who significantly exceeded their annual quotas. Travel costs were up $1.1 million reflecting both the headcount increase and an increase in sales meeting expenses. The cost of various marketing programs increased $1.8 million as we introduced new channel marketing programs, replacing previous channel rebate programs. The increase of $3.0 million, or 13%, from 2002 to 2003 reflects $2.1 million in additional personnel costs, mainly salaries, commissions, recruiting and $553,000 in increased travel costs, as well as a $541,000 increase in marketing programs in connection with building our sales force and distribution channels. Sales and marketing expenses represented 38%, 36% and 43% of net revenues in 2004, 2003 and 2002, respectively.
GENERAL AND ADMINISTRATIVE
      General and administrative expenses increased to $6.1 million in 2004 from $5.5 million in 2003 and $4.6 million in 2002. The $567,000, or 10%, increase in expenses from 2003 to 2004 was primarily attributable to increased professional service fees, including $320,000 increase related to audit, tax and other accounting work related to the costs of complying with the Sarbanes-Oxley Act of 2002. The increase in expenses from 2002 to 2003 of $858,000, or 19%, was primarily attributable to a $632,000 increase in professional service fees, including consulting, audit and tax work. General and administrative expenses represented 7% of net revenues in 2004 and 8% of net revenues in both 2003 and 2002.
INTEREST AND OTHER INCOME, NET
      Interest and other income, net consists primarily of interest income from our cash and investments and totaled $1.2 million, $842,000 and $1.2 million in 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 is due to increases in yields and higher balances of invested funds. The decrease in interest income from 2002 to 2003 is the result of lower yields on invested funds.
INTEREST EXPENSE
      Interest expense consists primarily of interest expense related to our note payable, capital lease obligations and former line of credit. Interest expense totaled $38,000, $141,000, and $265,000 in 2004, 2003 and 2002, respectively. The decrease in interest expense from 2003 to 2004, and from 2002 to 2003, was attributable to decreased levels of debt. As of December 31, 2004, we had no remaining debt.
INCOME TAX PROVISION (BENEFIT)
      For 2004, we realized a tax benefit of $383,000 reflecting the release of a portion of our valuation allowance on our deferred tax assets. Without the release, our effective rate would have been approximately 14% instead of the 3% benefit that we reported. The effective rate for both 2003 and 2002 was approximately 10%. For planning purposes for 2005, we estimate the reported provision rate to increase to approximately 15%. However, this does not include any one-time impacts that may result from the repatriation of permanently reinvested off-shore earnings under the American Jobs Creation Act. As of December 31, 2004, we had net operating loss carryforwards of approximately $35.0 million and $14.0 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire at various dates beginning in 2006. See Note 7 of Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements
      During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay our bank line of credit.
      We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $92.2 million at December 31, 2004 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
      We have contractual obligations in the form of operating leases. These are described in further detail in Note 5 of the Notes to the Consolidated Financial Statements. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Cash obligations not reflected in Balance Sheet Operating lease obligations	$4,931	$1,839	$2,838	$154	$100
Purchase obligations	4,972	4,972	—	—	—

Total	$9,903	$6,811	$2,838	$154	$100

Sources and Uses of Cash
      Overview. Cash, cash equivalents and investments increased $5.5 million during 2004 to $92.2 million. The increase during the year was primarily due to net cash provided by operating activities of $21.4 million and cash provided by financing activities, specifically proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan, totaling $4.2 million. This increase was partially offset by $17.3 million cash used in investing activities to fund the acquisition of Mentat.
      Operating Activities. Cash provided by operating activities was $21.4 million in 2004, up from $15.1 million in 2003 and $5.4 million in 2002. The increase was primarily due to increased net income and deferred revenue reported in each year.
      Investing Activities. Cash used in investing activities was $35.0 million, $43.0 million and $10.0 million in 2004, 2003 and 2002, respectively. In 2004, this activity included $17.3 million to acquire Mentat and $15.7 million reflecting transactions in marketable securities. Transactions in 2003 and 2002 primarily reflected transactions in marketable securities. Capital expenditures were $1.9 million, $1.0 million and $2.9 million in 2004, 2003, and 2002, respectively. The increase in capital expenditures in 2002 included $2.0 million related to our headquarters move in December of that year. Capital expenditures during 2005 are expected to be consistent with 2004 levels.
      Financing Activities. Cash provided by financing activities included $4.2 million, $9.1 million and $2.5 million in proceeds from employee option exercises and the Employee Stock Purchase Plan for the years 2004, 2003 and 2002, respectively. Cash used in financing activities included $596,000 in 2004 and $1.7 million in both 2003 and 2002 to repay borrowings under our line of credit, note payable and capital lease obligations. We paid down the remaining balance on our line of credit during the first quarter of 2003 and allowed the line to expire in May 2003. Both the note payable and our remaining capital lease obligations were completely repaid during 2004.
RECENT ACCOUNTING PRONOUNCEMENTS
      The impact of recent accounting pronouncements is discussed in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fixed Income Investments
      Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2004 and comparable fair values as of December 31, 2003 (in thousands):

	2004 Amortized Cost
				2004 Fair	2003 Fair
Expected Maturity Date	2005	2006	Total	Value	Value

Cash equivalents	$12,907	$—	$12,907	$12,904	$24,102
Weighted-average rate	2.61%	—
Short-term investments	66,685	—	66,685	66,512	54,317
Weighted-average rate	2.12%	—
Long-term investments	—	10,050	10,050	10,019	6,726
Weighted-average rate	—	2.99%

Total investment portfolio	$79,592	$10,050	$89,642	$89,435	$85,145

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
      The following consolidated financial statements, and the related notes thereto, of Packeteer and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Packeteer, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Packeteer, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Packeteer, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Packeteer, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Packeteer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of Packeteer, Inc.:
      We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Standard Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Packeteer, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 16, 2005

PACKETEER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,666	$25,664
Short-term investments	66,512	54,317
Accounts receivable, less allowance for doubtful accounts of $229 and $149 as of December 31, 2004 and 2003, respectively	16,828	11,042
Other receivables	1,888	187
Inventories	3,106	2,691
Prepaids and other current assets	1,784	1,133

Total current assets	105,784	95,034
Non-current assets:
Property and equipment, net	3,066	2,593
Long-term investments	10,019	6,726
Other non-current assets	2,233	346
Goodwill	9,527	—
Other intangibles, net	7,163	—

Total assets	$137,792	$104,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$457
Current portion of note payable	—	139
Accounts payable	2,802	2,229
Accrued compensation	6,467	4,241
Other accrued liabilities	7,588	3,339
Income taxes payable	2,438	1,059
Deferred revenue	13,318	8,297

Total current liabilities	32,613	19,761
Non-current liabilities:
Deferred revenue, less current portion	2,839	1,295
Deferred rent and other	381	225

Total liabilities	35,833	21,281
Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 33,418 and 32,501 shares issued and outstanding as of December 31, 2004 and 2003, respectively	33	32
Additional paid-in capital	181,625	175,820
Deferred stock-based compensation	(1,610)	—
Accumulated other comprehensive loss	(207)	(12)
Notes receivable from stockholders	—	(6)
Accumulated deficit	(77,882)	(92,416)

Total stockholders’ equity	101,959	83,418

Total liabilities and stockholders’ equity	$137,792	$104,699

See accompanying notes to consolidated financial statements.

PACKETEER, INC.
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues:
Product revenues	$74,557	$60,294	$47,192
Service revenues	17,880	12,429	7,822

Total net revenues	92,437	72,723	55,014
Cost of revenues:
Product costs	16,780	12,520	9,816
Service costs	6,057	4,516	3,036
Amortization of purchased intangible assets	38	—	—

Total cost of revenues	22,875	17,036	12,852

Gross profit	69,562	55,687	42,162
Operating expenses:
Research and development	14,973	12,202	10,877
Sales and marketing	35,504	26,433	23,420
General and administrative	6,061	5,494	4,636

Total operating expenses	56,538	44,129	38,933

Income from operations	13,024	11,558	3,229
Interest and other income, net	1,165	842	1,180
Interest expense	(38)	(141)	(265)

Income before provision (benefit) for income taxes	14,151	12,259	4,144
Provision (benefit) for income taxes	(383)	1,226	415

Net income	$14,534	$11,033	$3,729

Basic net income per share	$0.44	$0.35	$0.12

Diluted net income per share	$0.42	$0.32	$0.12

Shares used in computing basic net income per share	32,994	31,634	30,205

Shares used in computing diluted net income per share	34,502	34,364	30,718

See accompanying notes to consolidated financial statements.

PACKETEER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated	Notes
	Common Stock		Additional	Deferred	Other	Receivable
			Paid-In	Stock-Based	Comprehensive	From	Accumulated		Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Stockholders	Deficit	Total	Income (Loss)

	(In thousands)
Balances as of December 31, 2001	29,951	$30	$164,273	$(400)	$(18)	$(83)	$(107,178)	$56,624	$(107,196)
Stock-based compensation to non-employees	—	—	4	—	—	—	—	4
Issuance of common stock upon exercise of stock options	441	1	1,565	—	—	—	—	1,566
Issuance of common stock pursuant to Employee Stock Purchase Plan	207	—	885	—	—	—	—	885
Repayments of notes receivable from stockholders	—	—	—	—	—	29	—	29
Amortization of stock-based compensation	—	—	—	381	—	—	—	381
Comprehensive income:
Unrealized gain on investments	—	—	—	—	78	—	—	78	78
Other	—	—	—	—	105	—	—	105	105
Net income	—	—	—	—	—	—	3,729	3,729	3,729

Comprehensive income									3,912

Balances as of December 31, 2002	30,599	31	166,727	(19)	165	(54)	(103,449)	63,401	(103,284)
Issuance of common stock upon exercise of stock options	1,662	1	8,313	—	—	—	—	8,314
Issuance of common stock pursuant to Employee Stock Purchase Plan	240	—	780	—	—	—	—	780
Repayments of notes receivable from stockholders	—	—	—	—	—	48	—	48
Amortization of stock-based compensation	—	—	—	19	—	—	—	19
Comprehensive income:
Unrealized loss on investments	—	—	—	—	(177)	—	—	(177)	(177)
Net income	—	—	—	—	—	—	11,033	11,033	11,033

Comprehensive income									10,856

Balances as of December 31, 2003	32,501	32	175,820	—	(12)	(6)	(92,416)	83,418	(92,428)
Issuance of restricted common stock, net of repurchases	110	—	1,624	(1,624)	—	—	—	—
Issuance of common stock upon exercise of stock options	510	1	2,925	—	—	—	—	2,926
Issuance of common stock pursuant to Employee Stock Purchase Plan	297	—	1,256	—	—	—	—	1,256
Repayments of notes receivable from stockholders	—	—	—	—	—	6	—	6
Amortization of stock-based compensation	—	—	—	14	—	—	—	14
Comprehensive income:
Unrealized loss on investments	—	—	—	—	(195)	—	—	(195)	(195)
Net income	—	—	—	—	—	—	14,534	14,534	14,534

Comprehensive income									14,339

Balances as of December 31, 2004	33,418	$33	$181,625	$(1,610)	$(207)	$—	$(77,882)	$101,959	$(78,089)

See accompanying notes to consolidated financial statements

PACKETEER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$14,534	$11,033	$3,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,728	1,418	1,270
Amortization of purchased intangibles	38	—	—
Amortization of stock-based compensation	14	19	385
Deferred taxes	(2,375)	—	—
Loss on disposal of property and equipment	9	—	—
Other non-cash charges	—	1	105
Changes in operating assets and liabilities:
Accounts receivable	(5,351)	(3,897)	(1,373)
Other receivables	475	223	(227)
Inventories	(192)	(400)	(102)
Prepaids and other current assets	(12)	169	(264)
Accounts payable	573	877	(930)
Accrued compensation	2,217	789	1,370
Other accrued liabilities	1,896	662	(772)
Income taxes payable	1,379	553	326
Deferred revenue	6,428	3,624	1,862

Net cash provided by operating activities	21,361	15,071	5,379

Cash flows from investing activities:
Purchases of property and equipment	(1,931)	(985)	(2,920)
Purchases of investments	(81,384)	(88,113)	(67,586)
Proceeds from sales and maturities of investments	65,701	46,223	60,546
Acquisition, net of cash acquired	(17,304)	—	—
Other assets	(33)	(83)	(38)

Net cash used in investing activities	(34,951)	(42,958)	(9,998)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,926	8,314	1,566
Sale of stock to employees under the ESPP	1,256	780	885
Proceeds from repayment of notes receivable from stockholders	6	48	29
Repayments of line of credit	—	(1,000)	(851)
Payments of notes payable	(139)	(189)	(172)
Principal payments of capital lease obligations	(457)	(546)	(703)

Net cash provided by financing activities	3,592	7,407	754

Net decrease in cash and cash equivalents	(9,998)	(20,480)	(3,865)
Cash and cash equivalents at beginning of year	25,664	46,144	50,009

Cash and cash equivalents at end of year	$15,666	$25,664	$46,144

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of restricted common stock, net of repurchases, to former Mentat employees	$1,624	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
      Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”) provides WAN Application Traffic Management systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable IT organizations to effectively optimize application and network resources, while providing measurable cost savings in wide area network, or WAN, investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services. The Company currently markets and distributes its products via a worldwide network of resellers, distributors and systems integrators.

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

REVENUE RECOGNITION
      Product revenues consist primarily of sales of our PacketShaper products, which include hardware, as well as software licenses, to distributors and resellers. Service revenues consist primarily of maintenance revenue and, to a lesser extent, training revenue.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following provides additional details on the sales return reserves (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of year	$713	$875	$331
Additions, charged against revenues	2,247	1,160	2,071
Deductions	(1,709)	(1,322)	(1,527)

Balance at end of year	$1,251	$713	$875

REBATE RESERVES
      Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force (EITF) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at December 31, 2004 and 2003 were $1.8 million and $877,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following provides additional details on the allowance for doubtful accounts (in thousands):

	Years Ended
	December 31,

	2004	2003	2002

Balance at beginning of year	$149	$145	$132
Provision, charged to general and administrative expense	89	65	12
Write-offs, net of recoveries	(9)	(61)	1

Balance at end of year	$229	$149	$145

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

INVESTMENTS
      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2004 and 2003, all investment securities are designated as “available-for-sale.” These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other-than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other-than–temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

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
      Inventories consisted of the following at December 31 (in thousands):

	2004	2003

Completed products	$2,957	$2,622
Components	149	69

Inventories	$3,106	$2,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LONG-LIVED ASSETS
      Property and equipment, including equipment acquired under capital lease, are recorded at cost. Depreciation and amortization are provided using a straight-line method over the estimated useful lives of the assets, generally 18 months to four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term, generally five years. During 2004, the remaining leases were fully paid and the equipment under capital lease was transferred to computers and equipment.
      Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003

Computers and equipment	$6,848	$4,484
Equipment under capital lease	—	1,436
Furniture and fixtures	783	719
Leasehold improvements	1,539	1,504

	9,170	8,143
Less: accumulated depreciation and amortization	(6,104)	(5,550)

Property and equipment, net	$3,066	$2,593

      Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company has adopted the requirements of SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests when indicators of impairment exist, and written down when impaired. Goodwill of $9.5 million was recorded in connection with the acquisition of Mentat, Inc., or Mentat, in December 2004.
      Other intangibles include purchased intangibles recorded in connection with the acquisition of Mentat. The following table presents the details of the purchased intangible assets acquired in the Mentat acquisition (in thousands, except years):

		Estimated
		Useful Life
	Amount	in Years

Developed technology	$5,100	5
Customer contracts and relationships	1,900	6
Tradename	200	3

Purchased Intangibles	$7,200

      During 2004, amortization expense of $38,000 related to these intangibles was included in cost of revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated future amortization expense of purchased intangible assets as of December 31, 2004 is as follows (in thousands):

Year	Amount

2005	$1,403
2006	1,403
2007	1,402
2008	1,337
2009	1,309
2010	308

$7,162

      The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

ADVERTISING AND SALES PROMOTION COSTS
      Advertising and sales promotion costs are expensed as incurred and the amounts were not material for all periods presented.

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
      The following provides a reconciliation of changes in Packeteer’s warranty reserve (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Balance at beginning of year	$303	$284	$552
Provision for current year sales	422	372	227
Adjustments of prior accrual estimates	—	—	(128)
Warranty costs incurred	(410)	(353)	(367)

Balance at end of year	$315	$303	$284

RESEARCH AND DEVELOPMENT COSTS
      Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS 86, “Accounting for Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed.” To

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date, the Company’s software has been available for general release shortly after the establishment of technological feasibility, which the Company defines as a working prototype, and accordingly, capitalizable costs have not been material.

CONCENTRATIONS OF RISK
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
      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. In 2004, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22%, and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In 2002, sales to the same three customers accounted for 21%, 13% and 11% of net revenues, respectively. At December 31, 2004, 2003 and 2002, three customers accounted for 41%, 42% and 38% of accounts receivable, respectively.
      During 2004, we contracted with SMTC for all of our manufacturing requirements. In January 2005, we signed agreements with Plexus Services, Corp., an additional contract manufacturer, to manufacture our products and provide fulfillment services. Our reliance on third-party manufacturers for all our manufacturing requirements could cause us to lose orders if these third-party manufacturers fail to satisfy our cost, quality and delivery requirements.

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

STOCK-BASED COMPENSATION
      The Company adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation,” in December 2002. As permitted under SFAS 123 and 148, Packeteer has elected to continue to follow the intrinsic value method in accordance with APB 25 in accounting for its stock-based employee compensation arrangements. During 2004, stock-based compensation of $14,000 related to the issuance of restricted shares in connection with the Mentat acquisition, was included in compensation expense. The following table illustrates the effect on net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Net income as reported	$14,534	$11,033	$3,729
Add: Stock-based compensation under APB 25, net of tax	12	17	343
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(10,169)	(9,069)	(7,669)

Net income (loss) pro forma	$4,377	$1,981	$(3,597)

Earnings per share:
Basic — as reported	$0.44	$0.35	$0.12
Diluted — as reported	$0.42	$0.32	$0.12
Basic and diluted — pro forma	$0.13	$0.06	$(0.12)
      Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
      For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option- pricing model, assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	Options

	2004	2003	2002

Expected life (years)	3.3	3.4	3.1
Expected volatility	102%	109%	124%
Risk-free interest rates	2.64%	2.22%	3.14%
      The weighted-average fair value of the options granted under the 1999 Plan during 2004, 2003 and 2002 was $10.33, $6.81 and $2.68, respectively.
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

	ESPP Issuances

	2004	2003	2002

Expected life (years)	1.3	1.3	0.5
Expected volatility	101%	111%	124%
Risk-free interest rates	2.15%	1.10%	1.46%
      The weighted-average fair value of the purchase rights granted under the ESPP during 2004, 2003 and 2002 was $2.71, $1.94 and $2.80, respectively.

FOREIGN CURRENCY TRANSACTIONS
      The Company’s sales to international customers are U.S. dollar-denominated. As a result, there are no foreign currency gains or losses related to these transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Numerator:
Net income	$14,534	$11,033	$3,729

Denominator:
Basic:
Weighted-average common shares outstanding	33,104	31,634	30,206
Less: common shares subject to repurchase	(110)	—	(1)

Basic weighted-average common shares outstanding	32,994	31,634	30,205

Diluted:
Basic weighted-average common shares outstanding	32,994	31,634	30,205
Add: potentially dilutive common shares from stock options and shares subject to repurchase	1,485	2,706	513
Add: potentially dilutive common shares from warrants	23	24	—

Diluted weighted-average common shares outstanding	34,502	34,364	30,718

Basic net income per share	$0.44	$0.35	$0.12

Diluted net income per share	$0.42	$0.32	$0.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the potential common shares that were excluded from the diluted net income per share computation as their effect would have been anti-dilutive (in thousands):

	Years Ended
	December 31,

	2004	2003	2002

Shares issuable under stock options	2,170	226	1,881
Shares issuable pursuant to warrants to purchase common stock	—	—	45
      These stock options and warrants were excluded from the computation because the exercise price was greater than the average market price.

RECENT ACCOUNTING PRONOUNCEMENTS
      In November 2003, the EITF reached a consensus on certain portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company adopted the initial disclosure requirements of EITF 03-01 in December 2003. The adoption of the remaining portions of EITF 03-01 has been postponed by the Financial Accounting Standards Board (FASB) pending issuance of additional implementation guidance regarding the impairment of certain debt securities.
      In November 2004, the EITF reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations.” The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re) assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.
      In December 2004, the FASB issued SFAS 123(R), “Share Based Payment.” SFAS 123(R), which will be effective in the third quarter of 2005. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plan or related to the discounts the Company provides under its employee stock purchase plan. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The paragraph entitled STOCK-BASED COMPENSATION included in note 1 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued FASB Statement 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

2.	ACQUISITION OF MENTAT, INC.
      On December 21, 2004, Packeteer acquired all of the outstanding common stock of Mentat, a privately held company located in Los Angeles, California. Mentat is a technology leader in protocol acceleration technologies and transparent proxies, providing high performance networking solutions for satellite and high-latency networks. The acquisition deepens and extends Packeteer’s intellectual property and provides advanced acceleration capabilities for new WAN performance solutions for global customers.
      The aggregate purchase price of Mentat was approximately $19.1 million, including acquisition costs. Of the $19.1 million, $17.3 million was paid in cash upon closing and the remaining $1.8 million was paid to the former shareholders of Mentat upon the collection of a non-trade receivable. The non-trade receivable was collected in January 2005 and was immediately paid to the former shareholders of Mentat per the terms of the purchase agreement. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology networking industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed. The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable	$435
Non-trade receivables	2,176
Inventory, net	223
Prepaids and other current assets	99
Property, plant and equipment, net	279
Intangible assets	7,200
Goodwill	9,528
Other assets	19

Total assets acquired	19,959

Current liabilities	(891)
Long-term accrued liabilities	(14)

Total liabilities assumed	(905)

Net assets acquired	$19,054

      Of the $7.2 million acquired intangibles, $5.1 million was assigned to developed technology, $1.9 million to customer contracts and relationships and $200,000 to tradename. These intangible assets have useful lives ranging from three to six years. Both the purchased intangible assets and the goodwill are expected to be deductible for tax purposes.
      In addition, Packeteer will pay up to $3.7 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. The cash bonuses, totaling approximately $2.0 million will be paid to the Mentat employees in equal installments, one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
half one year from the date of acquisition and the remainder on the two year anniversary of the acquisition, so long as the employee remains employed with Packeteer on each of the installment dates. The restricted stock retention bonuses totaling approximately 114,000 restricted shares were valued at $1.7 million, however approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one third one year from the date of acquisition, one third on the second anniversary of the acquisition and one third on the third anniversary of the acquisition, so long as the employee remains employed with Packeteer on each of the anniversary dates. The Company recognized deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the restricted shares in accordance with the method described in FIN 28. Amortization of stock-based compensation associated with these shares totaled $14,000 for the year ended December 31, 2004.
      Mentat’s results of operations have been included in the consolidated financial statements since the date of acquisition, December 21, 2004. Pro forma results of operations have not been presented, as the results were not material for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FINANCIAL INSTRUMENTS
      The Company’s cash equivalents and investments consist of the following at December 31, 2004 and 2003 (in thousands):

	Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

DECEMBER 31, 2004
Commercial paper, money markets, corporate notes	$19,991	$2	$(49)	$19,944
Asset and mortgage backed securities	13,623	2	(44)	13,581

Total debt securities	33,614	4	(93)	33,525
Government securities	56,028	1	(119)	55,910

	$89,642	$5	$(212)	$89,435

Amounts included in cash and cash equivalents	$12,907	$3	$(6)	$12,904
Amounts included in short-term investments	66,685	2	(175)	66,512
Amounts included in long-term investments	10,050	—	(31)	10,019

	$89,642	$5	$(212)	$89,435

DECEMBER 31, 2003
Commercial paper, money markets, corporate notes	$16,318	$1	$—	$16,319

Total debt securities	16,318	1	—	16,319
Government securities	68,839	12	(25)	68,826

	$85,157	$13	$(25)	$85,145

Amounts included in cash and cash equivalents	$24,101	$1	$—	$24,102
Amounts included in short-term investments	54,320	11	(14)	54,317
Amounts included in long-term investments	6,736	1	(11)	6,726

	$85,157	$13	$(25)	$85,145

      The amortized cost and estimated fair value of the Company’s investments as of December 31, 2004, shown by contractual maturity date, are as follows (in thousands):

	Amortized
	Cost	Fair Value

Mature in one year or less	$79,592	$79,416
Mature between one year and two years	10,050	10,019

	$89,642	$89,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the fair values and gross unrealized losses of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at December 31, 2004 (in thousands):

		Unrealized
	Fair Value	Losses

Description of Securities
Commercial paper, money markets, corporate notes	$14,501	$49
Asset and mortgage backed securities	11,688	44
Government securities	51,400	119

Total temporarily impaired securities	$77,589	$212

      At December 31, 2004, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position for more than 12 months.
      The Company invests in investment grade securities. The individual securities included in the table above have been in a continuous loss position for periods of nine months or less. The unrealized losses on these investments were caused by interest rate increases and not credit quality. At this time, we believe that, due to the nature of the investments, the short time period that these unrealized loss positions have existed, and Packeteer’s ability and intent to hold the investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as “other-than-temporary.”

4.	NOTE PAYABLE
      In August 2001, the Company secured a $551,000 equipment loan. Borrowings under this agreement were collateralized by the purchased equipment, bearing interest at the rate of 11.1%, and were repayable in monthly installments over a three-year period. At December 31, 2004, this note had been repaid in full.

5.	COMMITMENTS AND GUARANTEES
      The Company leases its facility under non-cancelable lease agreements that expire at various dates through 2010. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs. Rent expense was $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the future minimum rental payments under operating leases are as follows (in thousands):

Lease
Years Ending December 31,	Obligations

2005	$1,839
2006	1,625
2007	1,213
2008	77
2009	77
Thereafter	100

Total future minimum lease payments	$4,931

      Total interest paid for our capital lease obligations, note payable and revolving line of credit, all of which have been paid in full as of December 31, 2004, was $27,000, $110,000 and $251,000 for 2004, 2003 and 2002, respectively.
      Additionally, our distributor and reseller agreements generally include a provision for indemnifying such parties against certain liabilities if our products are claimed to infringe a third-party’s intellectual property

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rights. To date we have not incurred any costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

6.	CONTINGENCIES
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
      A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiffs’ allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2004, as management believes a loss is not probable or estimable.
      The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.

7.	INCOME TAXES
      Income before provision (benefit) for income taxes is attributable to the following geographic locations for the periods ended December 31 (in thousands):

	2004	2003	2002

United States	$2,627	$3,337	$(2,894)
Foreign	11,524	8,922	7,038

Income before provision (benefit) for income taxes	$14,151	$12,259	$4,144

      Our income tax provision (benefit) for 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002

Current:
Federal	$1,174	$75	$—
State	6	9	6
Foreign	812	1,142	409

Total current	1,992	1,226	415
Deferred:
Federal	(2,375)	—	—

	$(383)	$1,226	$415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income before tax as follows (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Federal tax at statutory rate	$4,953	$4,168	$1,409
State taxes	6	9	6
Operating loss (utilized) not benefited	(3,742)	(1,188)	940
Non deductible expenses	65	54	43
Alternative minimum income tax	1,172	75	—
Change in estimate on deferred tax asset realization	(2,375)	—	—
Tax credits	(895)	—	—
Foreign tax differential	400	(1,892)	(1,983)
Other	33	—	—

Total provision (benefit) for income taxes	$(383)	$1,226	$415

      The types of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31 are set forth below (in thousands):

	2004	2003

Deferred tax assets:
Various accruals and reserves not deductible for tax purposes	$2,319	$1,135
Property and equipment	617	523
Net operating loss carryforwards	13,331	18,689
Tax credit carryforwards	3,934	3,299

Gross deferred tax assets	20,201	23,646
Valuation allowance	(17,826)	(23,646)

Net deferred tax assets	$2,375	$—

      Net current deferred tax assets of $540,000 at December 31, 2004 are included in prepaids and other current assets. Net long-term deferred tax assets of $1.8 million at December 31, 2004 are included in other non-current assets. A valuation allowance has been provided to reduce the deferred tax an asset to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future. The net change in the total valuation allowance for the year ended December 31, 2004 was a decrease of $5.8 million, of which $2.4 million related to release of valuation allowance and $3.7 million related to operating losses utilized. The net change in the valuation allowance for the year ended December 31, 2003 was a decrease of $441,000.
      Approximately $15.4 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when, and if, it is subsequently realized.
      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S.
      At December 31, 2004 the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $35.0 million and $14.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2006. At December 31, 2004, the Company had federal and California

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
research credit carryforwards of approximately $2.3 million and $2.2 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2011. The California research credit carryforwards can be carried forward indefinitely.
      The American Jobs Creation Act of 2004 (the “Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings during either fiscal 2004 or fiscal 2005. The Company did not elect this provision in fiscal 2004, therefore, the period during which the qualifying distributions can be made is fiscal 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Act must be satisfied as well. The Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States.
      Income taxes paid were $475,000, $648,000 and $89,000 for 2004, 2003 and 2002, respectively.

8.	STOCKHOLDERS’ EQUITY

PREFERRED AND COMMON STOCK
      The Company’s Board of Directors has authorized 5,000,000 shares of preferred stock. The authorized preferred stock shares are undesignated and the Board has the authority to issue and to determine the rights, preference and privileges thereof.
      The Company’s Board of Directors has authorized 85,000,000 shares of common stock.

WARRANTS
      As of December 31, 2004, 45,000 warrants to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.

1999 EMPLOYEE STOCK PURCHASE PLAN
      In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP). The ESPP became effective July 27, 1999. At that time, 500,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2004, 984,000 shares had been issued under the plan and 2.5 million were available for future issuance. The fair value of the discount and look-back features are considered compensation for purposes of computing the Company’s proforma earnings for stock based compensation.

1999 STOCK INCENTIVE PLAN
      The 1999 Stock Incentive Plan (1999 Plan) is intended to serve as the successor program to our 1996 Equity Incentive Plan (1996 Plan). In May 1999, the Company’s Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900,000 shares were reserved for issuance. Previously, 515,000 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan automatically increases annually beginning on January 1, 2000 by the lesser of three million shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is administered by the Compensation Committee of the Board of Directors, which sets the terms and conditions of the options. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. The options may include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased shall be subject to a repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 2003, there were no outstanding shares subject to repurchase. As of December 31, 2004, options for 18.6 million shares had been issued and 2.2 million were available for future grant.
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
      A summary of stock option activity under 1999 Plan follows (in thousands, except per share data):

		Options Outstanding

	Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balances as of December 31, 2001	2,534	3,216	$8.88
Shares made available for grant	1,498	—	—
Granted	(2,420)	2,420	5.49
Exercised	—	(430)	3.59
Cancelled	196	(196)	6.87

Balances as of December 31, 2002	1,808	5,010	7.77
Shares made available for grant	1,530	—	—
Granted	(1,614)	1,614	10.84
Exercised	—	(1,611)	5.12
Cancelled	284	(284)	11.22

Balances as of December 31, 2003	2,008	4,729	9.51
Shares made available for grant	1,625	—	—
Granted	(2,337)	2,337	16.03
Exercised	—	(510)	5.74
Cancelled	898	(898)	14.17

Balances as of December 31, 2004	2,194	5,658	11.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize information about stock options outstanding under the 1999 Plan as of December 31, 2004 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/04	Life (Years)	Price	at 12/31/04	Price

$0.50	7	3.15	$0.50	7	$0.50
$1.50 to $2.25	20	3.39	1.50	20	1.50
$2.50 to $3.50	650	6.93	3.46	368	3.43
$3.70 to $4.71	344	6.86	4.63	241	4.64
$4.75 to $6.10	675	5.85	6.04	621	6.07
$6.13 to $8.36	711	7.79	7.91	380	7.71
$8.77 to $12.44	859	8.29	11.01	288	10.73
$12.55 to $15.12	981	9.17	14.24	129	13.98
$15.19 to $20.77	1,281	8.65	18.38	199	16.82
$48.06	130	5.07	48.06	130	48.06

$0.50 - $48.06	5,658	7.83	11.80	2,383	9.90

      In the year ended December 31, 2003, 51,250 shares were issued as a result of the exercise of non-plan options granted before the July 28, 1999 initial public offering. As of December 31, 2004 and 2003, there were 9,333 non-plan options outstanding with a weighted average exercise price of $0.25 per share.

STOCK-BASED COMPENSATION
      In connection with the acquisition of Mentat in December 2004, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. The Company recorded deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the restricted shares in accordance with the method described in FIN 28. Amortization of stock-based compensation associated with these shares totaled $14,000 for the year ended December 31, 2004.
      In connection with options granted in 1999 and 1998, the Company recorded deferred stock-based compensation of $3.9 million and $787,000, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock at the date of grant. In 2000, the Company recorded deferred stock-based compensation of $1.1 million related to employee options assumed in the Workfire acquisition. The amounts were being amortized over the vesting period for the individual options, generally four years. Amortization of stock-based compensation of $19,000 and $385,000 was recognized during the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COMPREHENSIVE INCOME (LOSS)
      The following table reflects the accumulated balances of other comprehensive income (loss) in thousands:

	Gains (Losses)		Accumulated Other
	On Marketable	Other	Comprehensive
	Securities	Adjustments	Income (Loss)

Balance December 31, 2001	$87	$(105)	$(18)
Current year change	78	105	183

Balance December 31, 2002	165	—	165
Current year change	(177)	—	(177)

Balance December 31, 2003	(12)	—	(12)
Current year change	(195)	—	(195)

Balance December 31, 2004	$(207)	$—	$(207)

      Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

9.	401(k) PLAN
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
      The Company operates in the United States and internationally, and derives its revenue from the sale of products and software licenses and maintenance contracts related to the Company’s products. Sales outside of the Americas accounted for 59%, 55% and 56% of net revenues in 2004, 2003, and 2002, respectively.
      Geographic information is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net revenues:
Americas	$37,934	$32,847	$24,161
Asia Pacific	24,963	21,570	17,997
Europe, Middle East, Africa	29,540	18,306	12,856

Total net revenues	$92,437	$72,723	$55,014

      Net revenues reflect the destination of the product shipped. The Americas net revenue includes Latin America and South America, which have historically accounted for between 1% and 2% of total net revenues. These revenues were previously included in Europe and Rest of World.
      Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Limitations on the Effectiveness of Controls
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Packeteer have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Proposal No. 1: Election of Directors” in the Proxy Statement. For information with respect to identification of our executive officers is incorporated by reference to the information contained in the section captioned “Executive Officers” in the Proxy Statement. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1: Election of Directions  — Board of Directors” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this Item is incorporated herein by reference to the information contained in the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements
      See the Consolidated Financial Statements beginning on page 41 of this Form 10-K.
      (2) Financial Statement Schedule
      All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (3) Exhibits
      See the Exhibit Index at page 68 of this Form 10-K.
      (b) See the Exhibit Index at page 68 of this Form 10-K.
      (c) See the Consolidated Financial Statements beginning on page 41.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 16th day of March, 2005.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer
Date: March 16, 2005
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

Name	Title	Date

/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005

/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2005

/s/ STEVEN CAMPBELL Steven Campbell	Chairman of the Board of Directors	March 16, 2005

/s/ CRAIG ELLIOTT Craig Elliott	Director	March 16, 2005

/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 16, 2005

Name	Title	Date

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 16, 2005

/s/ BERNARD MATHAISEL Bernard Mathaisel	Director	March 16, 2005

/s/ PETER VAN CAMP Peter Van Camp	Director	March 16, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.
3	.3(4)	Registrant’s Amended and Restated Bylaws.
4	.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10	.8(2)	Registrant’s 1996 Equity Incentive Plan.
10	.9(2)	Registrant’s 1999 Stock Incentive Plan.
10	.10(2)	Registrant’s 1999 Employee Stock Purchase Plan.
10	.11(2)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10	.21(3)	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan
10	.22(4)	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan
10	.23(4)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and the Company
10	.24(5)	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.
10	.25(6)	Amendment dated July 16, 2003 to the 1999 Employee Stock Purchase Plan
10	.26(1)	Amendment dated December 15, 2004 to the 1999 Stock Incentive Plan
10	.27(1)	Agreement and Plan of Reorganization By and Among Packeteer, Inc., P Acquisition Corporation, Mentat Inc. and Certain Shareholders of Mentat Inc.
21	.1(1)	Subsidiaries of Packeteer
23	.1(1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	.1(1)	Power of Attorney (see page 66)
31	.1(1)	Sarbanes-Oxley Section 302 Certification — CEO
31	.2(1)	Sarbanes-Oxley Section 302 Certification — CFO
32	.1(1)	Sarbanes-Oxley Section 906 Certification — CEO
32	.2(1)	Sarbanes-Oxley Section 906 Certification — CFO

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(4)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 21, 2003.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 5, 2004.