Form 10-Q
period 2005-03-31
PACKETEER INC
filed 2005-04-29
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ________________.

Commission File Number 000-26785

PACKETEER, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	77-0420107 (I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 33,838,090 at April 25, 2005.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 16, 2005. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKETEER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$32,855	$15,666
Short-term investments	68,381	66,512
Accounts receivable, net of allowance for doubtful accounts of $178 and $229, respectively	17,887	16,828
Other receivables	147	1,888
Inventories	4,002	3,106
Prepaids and other current assets	1,876	1,784

Total current assets	125,148	105,784

Property and equipment, net	2,930	3,066
Long-term investments	720	10,019
Goodwill	9,586	9,527
Other intangibles, net	6,807	7,163
Other non-current assets	2,208	2,233

Total assets	$147,399	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,495	$2,802
Accrued compensation	4,878	6,467
Other accrued liabilities	5,788	7,588
Income tax payable	2,854	2,438
Deferred revenue	18,386	13,318

Total current liabilities	35,401	32,613

Long-term liabilities:
Deferred revenue, less current portion	2,870	2,839
Deferred rent and other	406	381

Total liabilities	38,677	35,833

Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000 shares authorized; no shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value:
85,000 shares authorized; 33,838 and 33,418 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	34	33
Additional paid-in capital	184,491	181,625
Deferred stock-based compensation	(1,238)	(1,610)
Accumulated other comprehensive loss	(260)	(207)
Accumulated deficit	(74,305)	(77,882)

Total stockholders’ equity	108,722	101,959

Total liabilities and stockholders’ equity	$147,399	$137,792

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net revenues:
Product revenues	$22,299	$17,711
Service revenues	5,779	3,793

Total net revenues	28,078	21,504
Cost of revenues:
Product costs	4,989	3,557
Service costs	1,825	1,340
Amortization of purchased intangible assets	356	—

Total cost of revenues	7,170	4,897

Gross profit	20,908	16,607

Operating expenses:
Research and development (includes stock-based compensation of $218 and $0 for the three months ended March 31, 2005 and 2004, respectively)	5,188	3,474
Sales and marketing (includes stock-based compensation of $10 and $0 for the three months ended March 31, 2005 and 2004, respectively)	9,909	8,161
General and administrative (includes stock-based compensation of $2 and $0 for the three months ended March 31, 2005 and 2004, respectively)	1,951	1,438

Total operating expenses	17,048	13,073

Income from operations	3,860	3,534

Other income, net	502	193

Income before provision for income taxes	4,362	3,727
Provision for income taxes	785	373

Net income	$3,577	$3,354

Basic net income per share	$0.11	$0.10

Diluted net income per share	$0.10	$0.10

Shares used in computing basic net income per share	33,546	32,673

Shares used in computing diluted net income per share	35,211	34,677

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,577	$3,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	665	382
Amortization of purchased intangible assets	356	—
Amortization of stock-based compensation	230	—
Other non-cash charges	10	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,059)	(547)
Other receivables	1,741	(39)
Inventories	(896)	(253)
Prepaids and other current assets	(92)	(126)
Accounts payable	693	826
Accrued compensation	(1,589)	(951)
Other accrued liabilities	(24)	773
Income tax payable	416	38
Deferred revenue	5,098	1,109

Net cash provided by operating activities	9,126	4,566

Cash flows from investing activities:
Purchases of property and equipment	(539)	(385)
Purchases of investments	(8,381)	(21,107)
Proceeds from sales and maturities of investments	15,758	36,725
Acquisition, net of cash acquired	(1,808)	—
Other assets	24	1

Net cash provided by investing activities	5,054	15,234

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	1,883	1,039
Sale of stock to employees under the ESPP	1,126	574
Payments of notes payable	—	(51)
Principal payments of capital lease obligations	—	(113)

Net cash provided by financing activities	3,009	1,449

Net increase in cash and cash equivalents	17,189	21,249
Cash and cash equivalents at beginning of period	15,666	25,664

Cash and cash equivalents at end of period	$32,855	$46,913

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$369	$335

Cash paid during period for interest	$—	$17

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2005.

2. ACQUISITION OF MENTAT, INC.

     On December 21, 2004, the Company acquired all of the outstanding common stock of Mentat, Inc., or Mentat, a privately held company located in Los Angeles, California. Mentat is a technology leader in protocol acceleration technologies and transparent proxies, providing high performance networking solutions for satellite and high-latency networks. The acquisition deepens and extends Packeteer’s intellectual property and provides advanced acceleration capabilities for new WAN performance solutions for global customers. The aggregate purchase price of Mentat was approximately $19.1 million, including acquisition costs. Of the $19.1 million, $17.3 million was paid in cash upon closing and the remaining $1.8 million was paid to the former shareholders of Mentat upon the collection of a non-trade receivable. The non-trade receivable was collected in January 2005 and was immediately paid to the former shareholders of Mentat per the terms of the purchase agreement. In addition, as of March 31, 2005, Packeteer remains obligated to pay up to $3.1 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. Mentat’s results of operations and the estimated fair values of the net assets and liabilities assumed and incurred have been included in the results of operations since December 21, 2004.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards, or SFAS, 142 effective January 1, 2002 and, as a result, goodwill is not amortized, but tested for impairment on an annual basis, or between annual tests when indicators of impairment exist, and written down if impaired. The carrying amount of goodwill and other intangible assets associated with the acquisition of Mentat as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Developed technology	$5,100	$(282)	$4,818	$5,100	$(27)	$5,073
Customer contracts and relationships	1,900	(93)	1,807	1,900	(8)	1,892
Tradename	200	(18)	182	200	(2)	198

Purchased intangible assets	7,200	(393)	6,807	7,200	(37)	$7,163
Goodwill	9,586	—	9,586	9,527	—	9,527

	$16,786	$(393)	$16,393	$16,727	$(37)	$16,690

     Aggregate amortization expense of $356,000 for the three months ended March 31, 2005 was included in cost of revenues.

     In March 2005, an OEM customer of Mentat exercised its option to buy out its license agreement. The terms of the license were amended to state that, for a total fee of $3.0 million, the customer would receive perpetual, non-transferable and non-exclusive binary and source licenses to Mentat’s TCP Protocol software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and is being recognized as revenue over a twelve-month period. For the three months ended March 31, 2005, Packeteer included $81,000 in revenues under this arrangement, with the balance of $2.9 million remaining in deferred revenue. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year. Based on the intangible assets balance as of March 31, 2005, the estimated future amortization expense of purchased intangible assets as of March 31, 2005 is as follows (in thousands):

Year	Amount
Remainder of 2005	$1,201
2006	1,415
2007	1,360
2008	1,295
2009	1,268
2010	268

$6,807

The change in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows (in thousands):

Three Months Ended
March 31, 2005
Balance at December 31, 2004	$9,527
Subsequent goodwill adjustments related to Mentat income taxes and transactions costs	59

Balance at March 31, 2005	$9,586

4. STOCK-BASED COMPENSATION

     As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, Packeteer has elected to continue to follow the intrinsic value method in accordance with APB 25 in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$3,577	$3,354
Add: Stock-based compensation under APB 25, net of tax	189	—
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,987)	(1,438)

Net income pro forma	$779	$1,916

Net income per share:
Basic – as reported	$0.11	$0.10
Diluted – as reported	$0.10	$0.10

Basic – pro forma	$0.02	$0.06
Diluted – pro forma	$0.02	$0.06

     For purposes of the pro forma disclosures provided pursuant to SFAS 123, the expected volatility assumptions used by the Company prior to the three months ended March 31, 2005 had been based solely on the historical volatility of the Company’s common stock. Beginning with the three months ended March 31, 2005, the Company has modified this approach to consider other relevant factors including the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Company’s common stock. The Company will continue to monitor this and other relevant factors in developing the expected volatility assumption used to value future awards.

5. CONTINGENCIES

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

     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiff’s allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.

     The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

6. GUARANTEES

     The Company’s warranty period is typically twelve months from the date of shipment to the end-user customer. We record a liability for estimated warranty obligations at the date products are sold. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2004 to March 31, 2005 (in thousands):

Accrued warranty obligations at December 31, 2004	$315
Provision for current period sales	97
Warranty costs incurred	(86)

Accrued warranty obligations at March 31, 2005	$326

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

7. INCOME TAXES

     The effective tax rate for the three months ended March 31, 2005 is approximately 18%, compared to 10% for the three months ended March 31, 2004. The increase was attributable to a shift in the mix of taxable income among the various jurisdictions where the Company does business. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.

     Additionally, this effective tax rate does not include any one-time impact that may result from the repatriation of permanently reinvested off-shore earnings under the American Jobs Creation Act, or the Jobs Act. Enacted on October 22, 2004, the Jobs Act provides for a temporary 85% dividends received deduction on certain foreign earnings during either 2004 or 2005. We did not elect this provision in 2004 and therefore, can make the qualifying distributions in 2005. If taken, the deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

8. NET INCOME PER SHARE

     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At March 31, 2005 and 2004, there were 1,395,591 and 1,207,153 shares, respectively, issuable upon exercise of stock options excluded from the computation because the exercise price was greater than the average market price.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$3,577	$3,354

Denominator:
Basic:
Weighted-average shares of common stock outstanding	33,653	32,673
Less: shares subject to repurchase	(107)	—

Basic weighted-average common shares outstanding	33,546	32,673

Diluted:
Basic weighted-average common shares outstanding	33,546	32,673
Add: potentially dilutive common shares from stock options and shares subject to repurchase	1,639	1,976
Add: potentially dilutive common shares from warrants	26	28

Diluted weighted-average common shares outstanding	35,211	34,677

Basic net income per share	$0.11	$0.10

Diluted net income per share	$0.10	$0.10

9. COMPREHENSIVE INCOME

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

     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. During the three months ended March 31, 2005, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 20% and 15% of total net revenues, respectively. For the three months ended March 31, 2004, Westcon, Inc., Alternative Technology, Inc. and Macnica Inc., accounted for 25%, 19% and 11% of total net revenues, respectively. Two customers accounted for 30% of accounts receivable at March 31, 2005.

     Geographic information (in thousands):

	Three months ended
	March 31,
	2005	2004
Net revenues:
Americas	$11,905	$7,446
Asia Pacific	7,978	6,352
Europe, Middle East, Africa.	8,195	7,706

Total net revenues	$28,078	$21,504

     Net revenues reflect the destination of the shipped product.

     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.

11. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of the Financial Accounting Standards Board (FASB) Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations.” The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re) assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The adoption of EITF 03-13, as of January 1, 2005, did not have a material impact on the Company’s financial statements or results of operations.

     In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plan or related to the discounts the Company provides under its employee stock purchase plan. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. Note 4 entitled STOCK-BASED COMPENSATION included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004.

     In December 2004, the FASB issued FASB Statement 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

     On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on our consolidated financial position, results of operations and cash flows.

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

     The Packeteer WAN Application Traffic Management system consists of a family of scalable appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Traffic Management capabilities. PacketSeeker® provides visibility, PacketShaper® provides control, and PacketShaper Xpress™ provides compression. In addition, each appliance can be managed individually or as an integrated policy-based WAN Application Traffic Management system distributed across multiple locations, using our PolicyCenter™ software product. Centralized reporting for multiple appliances is also available using our ReportCenter™ software product.

     In December 2004, Packeteer acquired Mentat, Inc., or Mentat. This acquisition expands our solution portfolio with technology for accelerating applications over satellite and long-haul networks. The Mentat SkyX® products enhance the performance and efficiency of internet and private network access. With a proprietary connection splitting and protocol–translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/Internet Protocol, or TCP/IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users.

     Packeteer’s products are deployed at more than 7,000 companies worldwide in more than 50 countries. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.

     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business throughout 2005. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Traffic Management market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

SOURCES OF REVENUE

     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Traffic Management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 79% and 82% of our net revenues for the three months ended March 31, 2005 and 2004, respectively. Service revenues continue to increase as our installed base grows, accounting for 21% and 18% of net revenues for the three months ended March 31, 2005 and 2004, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are sold.

COST OF REVENUES AND OPERATING EXPENSES

     Cost of Revenues. Our cost of revenues consists of the cost of finished products purchased from our contract manufacturers, overhead costs, service support costs and amortization of purchased intangible assets.

     We outsource all of our manufacturing. We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Our overhead costs consist primarily of personnel related costs for our product operations and order fulfillment groups and other product costs such as warranty and fulfillment charges. Service support costs consist primarily of personnel related costs for our customer support and training groups, as well as fees paid to third-party service providers to facilitate next business day replacement for end user customers located outside the United States. Additionally, we allocate overhead such as facilities, depreciation and IT costs to all departments based on headcount and usage. As such, general overhead costs are reflected in each cost of revenue and operating expense category. We must continue to work closely with our contract manufacturers as we develop and introduce new products and try to reduce production costs for existing products. To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support and training groups and expect that our fees to third-party service providers will continue to increase as our international installed base grows.

     Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our WAN Application Traffic Management solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. Excluding the impact of stock-based compensation, we expect that research and development expenses will approximate our long-term business model target of 18% of net revenues going forward.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost, accounting for 35% and 38% of net revenues for the three months ended March 31, 2005 and 2004, respectively. We plan to increase sales and marketing headcount modestly in the remainder of 2005, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and expect expenses in absolute dollars to increase in the second half of 2005. Excluding the impact of stock-based compensation, we expect sales and marketing expenses will continue to exceed our long-term business model target of 30% to 32% of net revenues for the next few quarters, but begin to approach the higher end of this target by the fourth quarter of 2005.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. We expect general and administrative expenses to continue to be in line with our long-term targets of 6% to 7% of net revenues.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation allowances including sales return reserves and rebate reserves, and other liabilities, specifically warranty reserves and income taxes payable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of our significant accounting policies, which are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe the accounting policies below are the most critical to aid in fully understanding and evaluating our consolidated results of operations and financial condition.

     Revenue recognition. We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of hardware and software products. Revenue is generally recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable, and

•	collectibility is probable.

     Receipt of a customer purchase order is persuasive evidence of an arrangement. Sales through our distribution channel are evidenced by an agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.

     Delivery generally occurs when product is delivered to a common carrier from Packeteer or its designated fulfillment house. For certain destinations outside the Americas, delivery occurs when product is delivered to the destination country. For maintenance contracts, delivery is deemed to occur ratably over the contract period.

     Our fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, which are generally ninety days or less, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable.

     We assess collectibility based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.

     Generally, product revenue is recognized upon delivery. However, product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as we have established significant experience with the distributor’s product exchange activity. Additionally, when we introduce a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.

     We have analyzed all of the elements included in our multiple element arrangements and have determined that we have sufficient vendor specific objective evidence, or VSOE, of fair value to allocate revenue to the maintenance component of our product and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

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

     Valuation of long-lived and intangible assets and goodwill. We test goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level, or Reporting Unit, at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an

Enterprise and Related Information,” the Company has determined that it has only one Reporting Unit. Goodwill is tested for impairment annually on December 1, in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. As of March 31, 2005, we do not have any goodwill that we consider to be impaired.

     In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     Sales return reserve. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at March 31, 2005 and December 31, 2004 were $1.1 million and $1.3 million, respectively.

     Rebate reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, our estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover our maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at March 31, 2005 and December 31, 2004 were $2.0 million and $1.8 million, respectively.

     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at March 31, 2005 and December 31, 2004 were $326,000 and $315,000, respectively.

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

	Three months ended
	March 31,
	2005	2004
Net revenues:
Product revenues	79%	82%
Service revenues	21	18

Total net revenues	100	100

Cost of revenues:
Product costs	18	17
Service costs	7	6
Amortization of purchased intangible assets	1	—

Total cost of revenues	26	23

Gross margin	74	77

Operating expenses:
Research and development	18	16
Sales and marketing	35	38
General and administrative	7	7

Total operating expenses	60	61

Income from operations	14	16

Other income, net	2	1

Income before provision for income taxes	16	17
Provision for income taxes	3	2

Net income	13%	15%

     OVERVIEW OF RESULTS

     Net revenues for the three months ended March 31, 2005 were $28.1 million, an increase of 31% over the same period in 2004. Gross profit was $20.9 million, or 74%, and operating income was $3.9 million. During the comparable period a year ago, net revenues were $21.5 million, gross profit was $16.6 million, or 77%, and operating income was $3.5 million.

     The increase in revenues was due to both an increase in the number of units shipped and the number of units under maintenance contracts. We believe a number of forces contributed to our revenue growth, including continued strength in our Americas region and a growing number of larger transactions. During the three months ended March 31, 2005, we continued to invest in our operations, with operating expenses of $17.0 million increasing $3.9 million, or 30%, from $13.1 million reported in the comparable period of 2004. Compared to March 31, 2004, headcount has increased by 59, or 25%, primarily in sales and marketing and research and development.

     During the three months ended March 31, 2005, we generated $9.1 million of cash from operating activities, compared to $4.6 million in the comparable period a year ago. At March 31, 2005, we had cash, cash equivalents and investments of $102.0 million, accounts receivable of $17.9 million and deferred revenues of $21.3 million.

     NET REVENUES

     Total net revenues of $28.1 million in the three months ended March 31, 2005 increased $6.6 million, or 31%, from $21.5 million in the same period last year. Product revenues of $22.3 million for the three months ended March 31, 2005 increased $4.6 million, or 26%, from $17.7 million for the three months ended March 31, 2004. The increase in product revenues is primarily the result of an increase in the number of units shipped, particularly our higher end units. There were no significant selling price changes during any of the periods presented.

     Service revenues of $5.8 million in the three months ended March 31, 2005, increased $2.0 million, or 52%, from $3.8 million in the same period last year. The increase is mainly due to an increase in the number of units under maintenance contracts.

     For the three months ended March 31, 2005, net revenues in the Americas of $11.9 million increased $4.5 million, from $7.4 million in the same period last year, and accounted for 42% of total net revenues, compared to 35% for the same period last year. Net revenues in Asia Pacific of $8.0 million for the three months ended March 31, 2005 accounted for 29% of net revenues compared to $6.4 million, or 29%, of net revenues for the same period last year. Net revenues in EMEA of $8.2 million for the three months ended March 31, 2005, accounted for 29% of total net revenues, compared to $7.7 million, or 36%, of net revenues for the same period last year.

     During the three months ended March 31, 2005, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 20% and 15% of net revenues, respectively. For the three months ended March 31, 2004, Westcon, Inc., Alternative Technology, Inc. and Macnica Inc., accounted for 25%, 19% and 11% of net revenues, respectively.

     COST OF REVENUES

     Our cost of revenues was $7.2 million in the three months ended March 31, 2005, an increase of $2.3 million, or 46%, from $4.9 million in the same period last year. The increase in costs was due to an increase in units shipped, higher service support costs and amortization of Mentat related intangible assets. Excluding the amortization of intangibles, the cost of revenues represented 25% of net revenues for the three months ended March 31, 2005, compared to 23% of net revenues in the same period last year.

     Product costs for the three months ended March 31, 2005 increased by $1.4 million, or 40%, to $5.0 million from $3.6 million in the same period last year. For the three months ended March 31, 2005, manufacturing costs increased $1.3 million from the same period of the prior year due to an increase in units shipped and a continued shift to higher end product. Other product costs increased $66,000 from the prior year, primarily reflecting increases in warranty, and fulfillment costs of $76,000, and $30,000, respectively, partially offset by an $83,000 decrease in inventory reserves.

     Service costs for the three months ended March 31, 2005 increased by $485,000, or 36%, to $1.8 million from $1.3 million in the same period last year. The increased service costs are due to increased personnel costs of $162,000 as a result of increased headcount in both our support and training groups, as well as a $122,000 increase in service fees to our third-party maintenance service provider and a $124,000 increase in product used to support maintenance contracts.

     In connection with the acquisition of Mentat, we recorded $7.2 million of purchased intangible assets, including developed technology, customer contracts and relationships and tradename. These assets have useful lives ranging from one to six years. During the three months ended March 31, 2005, amortization expense of $356,000 was included in cost of revenues.

     RESEARCH AND DEVELOPMENT

     Research and development expenses of $5.2 million in the three months ended March 31, 2005 were up $1.7 million, or 49%, from $3.5 million in the same period last year. The increased costs are primarily attributable to increased salaries and related personnel expenses. Personnel related expenses increased $1.3 million, including $218,000 in amortization of stock-based compensation related to the Mentat acquisition and $1.1 million related to the increase in headcount, which went from 73 at March 31, 2004 to 103 at March 31, 2005. The headcount increase was primarily attributable to the engineering resources acquired as a part of the Mentat acquisition in December 2004. Depreciation, and other facilities related expenses, increased $238,000 and were also primarily related to the Mentat acquisition. Research and development expenses represented 18% and 16% of net revenues for the three months ended March 31, 2005 and 2004, respectively.

     SALES AND MARKETING

     Sales and marketing expenses increased to $9.9 million in the three months ended March 31, 2005, an increase of $1.7 million, or 21%, from $8.2 million in the same period last year. Increases included personnel costs, demonstration units and various channel marketing program related costs. Personnel related costs, including salaries, bonuses and commissions increased $1.3 million as headcount increased from 98 at March 31, 2004 to 117 at March 31, 2005. The cost of demonstration units increased $186,000 as a result of the introduction of two new PacketShaper products, as well as Mentat’s SkyX products, to our customer base. The cost of various marketing programs increased $126,000 as we introduced new channel marketing programs in the third quarter of 2004, replacing previous channel rebate programs. Sales and marketing expenses represented 35% and 38% of net revenues for the three months ended March 31, 2005 and 2004, respectively.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses of $2.0 million in the three months ended March 31, 2005 increased $513,000, or 36%, from $1.4 million in the same period of last year. Increases included personnel costs, primarily salaries, of $174,000 and consulting fees, particularly audit and tax related expenses, of $402,000. General and administrative expenses represented 7% of net revenues for both the three months ended March 31, 2005 and 2004.

     OTHER INCOME, NET

     Other income, net consists primarily of investment income from our cash, cash equivalents and investments. Other income, net increased to $502,000 in the three months ended March 31, 2005 from $193,000 for the same period last year. The increase was primarily due to increased investment yields and increased investment balances as well as the elimination of interest expense, as we had no debt during the three months ended March 31, 2005.

     INCOME TAX PROVISION

     The effective tax rate for the three months ended March 31, 2005, and the expected annual rate for the remainder of 2005, is approximately 18%, compared to 10% for the three months ended March 31, 2004. The increase was attributable to a shift in the mix of taxable income among the various jurisdictions where we do business. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.

     Additionally, this effective tax rate does not include any one-time impact that may result from the repatriation of permanently reinvested off-shore earnings under the American Jobs Creation Act, or the Jobs Act. Enacted on October 22, 2004, the Jobs Act provides for a temporary 85% dividends received deduction on certain foreign earnings during either 2004 or 2005. We did not elect this provision in 2004, and therefore can make qualifying distributions in 2005. If taken, the deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

     LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

     During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.

     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $102.0 million at March 31, 2005 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     We have contractual obligations in the form of operating leases. These are described in further detail in Note 5 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of March 31, 2005 (in thousands):

	Payments due by period
		Remainder	1 - 3	3 - 5	More than 5
Contractual Obligations	Total	of 2005	years	years	years
Cash obligations not reflected in Balance Sheet
Operating lease obligations	$4,511	$1,395	$2,853	$211	$52
Purchase obligations	6,646	6,646	—	—	—

Total	$11,157	$8,041	$2,853	$211	$52

Sources and Uses of Cash

     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $9.8 million during the three months ended March 31, 2005 to $102.0 million. The increase during the three months was primarily due to net income of $3.6 million, increased deferred revenue of $5.1 million and proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan totaling $3.0 million, partially offset by changes in operating assets and liabilities.

     Operating Activities. Cash provided by operating activities was $9.1 million in the three months ended March 31, 2005, up from $4.6 million in the same period last year. The increase was primarily due to the increase in deferred revenue of $4.0 million, of which $2.9 million relates to the buyout of a license agreement by a Mentat OEM customer discussed in further detail in Note 3 of the Notes to Condensed Consolidated Financial Statements, and the balance relates to an increase in the number of support contracts outstanding.

     Investing Activities. Cash provided by investing activities in the three months ended March 31, 2005 was $5.1 million, compared to $15.2 million in the same period last year, primarily reflecting transactions in marketable securities. Among our investment policy objectives are preserving of principal, meeting liquidity needs and delivering good yields in relationship to the policy guidelines and market conditions. Changes in our investment portfolio are made in response to the market outlook and fluctuations in interest rates.

     Financing Activities. For the three months ended March 31, 2005, cash provided by financing activities included $3.0 million in proceeds from employee option exercises and the Employee Stock Purchase Plan. This compares to $1.6 million in proceeds for the three months ended March 31, 2004, which was partially offset by $164,000 used to pay down capital leases and a note payable. We paid off both our note payable and the remaining capital lease obligations during 2004.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The impact of recent accounting pronouncements is discussed in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

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

OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting in each of our annual reports. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 has required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal controls over financial reporting, which will result in continued commitment of significant financial and managerial resources.

     Although we received a favorable assessment of our internal controls from our auditors for 2004, in future years we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting, or we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If in the future we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 58% and 65% of net revenues for the three months ended March 31, 2005 and 2004, respectively, and 59% of net revenues for all of 2004. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended March 31, 2005, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 20% and 15% of net revenues, respectively. For the three months ended March 31, 2004, Westcon, Inc., Alternative Technology, Inc. and Macnica Inc., accounted for 25%, 19% and 11% of net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

INTRODUCTION OF OUR NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS WHICH COULD HARM OUR OPERATING RESULTS

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence .

OUR RELIANCE ON THIRD-PARTY MANUFACTURERS FOR ALL OF OUR MANUFACTURING REQUIREMENTS COULD CAUSE US TO LOSE ORDERS IF THESE THIRD-PARTY MANUFACTURERS FAIL TO SATISFY OUR COST, QUALITY AND DELIVERY REQUIREMENTS

     During 2004 we contracted with SMTC for all of our manufacturing requirements. In January 2005, we signed agreements with Plexus Services, Corp., an additional contract manufacturer, to manufacture our products and provide fulfillment services. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

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

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

     Proposed initiatives could result in changes in accounting rules, which could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results. Specifically, the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), “Accounting for Stock-Based Compensation,” requires us to recognize the fair value of certain equity instruments as an expense in the reported financial statements as services are performed, rather than footnote only disclosure as currently required. The adoption of this new accounting pronouncement is expected to have a material impact on our financial statements commencing with the three months ending March 31, 2006.

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

     Packeteer has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:

-	difficulty in integrating the acquired operations and retaining acquired personnel;

-	limitations on our ability to retain acquired distribution channels and customers;

-	diversion of management’s attention and disruption of our ongoing business;

-	difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

-	the potential product liability associated with selling the acquired company’s products; and

-	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $9.5 million in goodwill related to the acquisition of Mentat that will be subject to impairment testing rather than being amortized over a fixed period. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of March 31, 2005, we have 18 issued U.S. patents and 59 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of March 31, 2005 and comparable fair values as of December 31, 2004 (in thousands):

				March	December
	Amortized Cost as of March 31, 2005			31, 2005	31, 2004
	2005	2006	Total	Fair Value	Fair Value
Expected Maturity Date

Cash equivalents	$29,041	$—	$29,041	$29,031	$12,904
Weighted-average rate	2.76%	—

Short-term investments	59,416	9,199	68,615	68,381	66,512
Weighted-average rate	2.29%	3.04%

Long-term investments	—	736	736	720	10,019
Weighted-average rate	—	2.17%

Total investment portfolio	$88,457	$9,935	$98,392	$98,132	$89,435

Foreign Exchange

     We develop products in North America and sell our products worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in worldwide markets. All sales are currently made in U.S. dollars; and as a result, a strengthening of the dollar could make our products less competitive in foreign markets. All operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to U.S. dollars upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. We have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

ITEM 4. CONTROLS AND PROCEDURES

a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	There has been no change in our internal control over financial reporting during the three months ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth under Note 5, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit 10.28+	Professional Manufacturing Services Agreement between Plexus Services Corp. and Packeteer, Inc. dated January 17, 2005.

Exhibit 10.29	Amendment dated February 24, 2005 to the 1999 Employee Stock Purchase Plan.

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

+	This exhibit has been filed separately with the SEC pursuant to an application for confidential treatment. The confidential portions have been omitted from this exhibit and are marked by asterisks.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 29th day of April, 2005.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer

By:	/s/ DAVID YNTEMA

David Yntema
Chief Financial Officer and Secretary

Exhibit Index

Exhibit 10.28+	Professional Manufacturing Services Agreement between Plexus Services Corp. and Packeteer, Inc. dated January 17, 2005.

Exhibit 10.29	Amendment dated February 24, 2005 to the 1999 Employee Stock Purchase Plan.

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

+	This exhibit has been filed separately with the SEC pursuant to an application for confidential treatment. The confidential portions have been omitted from this exhibit and are marked by asterisks.