Form 10-Q
period 2005-06-30
PACKETEER INC
filed 2005-07-29
CIK 1011344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Yes ☑                     No ☐
     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 33,880,537 at July 20, 2005.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below at “Factors That May Affect Future Results” and in the “Risk Factors” section of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 16, 2005. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, and the subsequent business and financial impacts of any such acquisitions, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$30,088	$15,666
Short-term investments	76,757	66,512
Accounts receivable, net of allowance for doubtful accounts of $169 and $229, respectively	18,905	16,828
Other receivables	147	1,888
Inventories	5,722	3,106
Prepaids and other current assets	1,621	1,784

Total current assets	133,240	105,784

Property and equipment, net	2,877	3,066
Long-term investments	762	10,019
Goodwill	9,550	9,527
Other intangible assets, net	6,407	7,163
Other non-current assets	2,202	2,233

Total assets	$155,038	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,307	$2,802
Accrued compensation	6,371	6,467
Other accrued liabilities	5,662	7,588
Income tax payable	3,892	2,438
Deferred revenue	19,151	13,318

Total current liabilities	38,383	32,613

Long-term liabilities:
Deferred revenue, less current portion	2,875	2,839
Deferred rent and other	430	381

Total liabilities	41,688	35,833

Stockholders’ equity:
Preferred stock, $0.001 par value;
5,000 shares authorized; no shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value;
85,000 shares authorized; 33,854 and 33,418 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	34	33
Additional paid-in capital	184,572	181,625
Deferred stock-based compensation	(1,016)	(1,610)
Accumulated other comprehensive loss	(163)	(207)
Accumulated deficit	(70,077)	(77,882)

Total stockholders’ equity	113,350	101,959

Total liabilities and stockholders’ equity	$155,038	$137,792

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	$21,484	$17,342	$43,783	$35,053
Service revenues	6,693	4,300	12,472	8,093

Total net revenues	28,177	21,642	56,255	43,146
Cost of revenues:
Product costs	4,781	4,147	9,727	7,704
Service costs	2,276	1,485	4,144	2,825
Amortization of purchased intangible assets	400	—	756	—

Total cost of revenues	7,457	5,632	14,627	10,529

Gross profit	20,720	16,010	41,628	32,617

Operating expenses:
Research and development (includes stock-based compensation of $216 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $434 and $0 for the six months ended June 30, 2005 and 2004, respectively)	5,463	3,791	10,651	7,265
Sales and marketing (includes stock-based compensation of $4 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $14 and $0 for the six months ended June 30, 2005 and 2004, respectively)	9,300	8,679	19,209	16,840
General and administrative (includes stock-based compensation of $2 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $4 and $0 for the six months ended June 30, 2005 and 2004, respectively)	1,292	1,397	3,243	2,835

Total operating expenses	16,055	13,867	33,103	26,940

Income from operations	4,665	2,143	8,525	5,677

Other income, net	609	171	1,111	364

Income before provision for income taxes	5,274	2,314	9,636	6,041
Provision for income taxes	1,046	230	1,831	603

Net income	$4,228	$2,084	$7,805	$5,438

Basic net income per share	$0.13	$0.06	$0.23	$0.17

Diluted net income per share	$0.12	$0.06	$0.22	$0.16

Shares used in computing basic net income per share	33,747	32,921	33,647	32,797

Shares used in computing diluted net income per share	34,993	34,428	35,103	34,552

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,805	$5,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,277	798
Amortization of purchased intangible assets	756	—
Amortization of stock-based compensation	452	—
Loss on disposal of property and equipment	17	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,077)	30
Other receivables	1,741	(37)
Inventories	(2,616)	(409)
Prepaids and other current assets	163	320
Accounts payable	505	1,129
Accrued compensation	(96)	254
Other accrued liabilities	(127)	548
Income tax payable	1,454	214
Deferred revenue	5,869	3,604

Net cash provided by operating activities	15,123	11,889

Cash flows from investing activities:
Purchases of property and equipment	(1,105)	(1,092)
Purchases of investments	(37,934)	(41,915)
Proceeds from sales and maturities of investments	36,990	36,114
Acquisition, net of cash acquired	(1,773)	—
Other assets	31	10

Net cash used in investing activities	(3,791)	(6,883)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	1,964	1,981
Sale of stock to employees under the ESPP	1,126	574
Payments of notes payable	—	(103)
Principal payments of capital lease obligations	—	(227)

Net cash provided by financing activities	3,090	2,225

Net increase in cash and cash equivalents	14,422	7,231
Cash and cash equivalents at beginning of period	15,666	25,664

Cash and cash equivalents at end of period	$30,088	$32,895

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$447	$394

Cash paid during period for interest	$—	$21

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
     The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2005.
2. ACQUISITION OF MENTAT, INC.
     On December 21, 2004, the Company acquired all of the outstanding common stock of Mentat, Inc., or Mentat, a privately held company located in Los Angeles, California. Mentat is a technology leader in protocol acceleration technologies and transparent proxies, providing high performance networking solutions for satellite and high-latency networks. The acquisition deepens and extends Packeteer’s intellectual property and provides advanced acceleration capabilities for new WAN performance solutions for global customers. The aggregate purchase price of Mentat was approximately $19.1 million, including acquisition costs. Of the $19.1 million, $17.3 million was paid in cash upon closing and the remaining $1.8 million was paid to the former shareholders of Mentat upon the collection of a non-trade receivable. The non-trade receivable was collected in January 2005 and was immediately paid to the former shareholders of Mentat per the terms of the purchase agreement. In addition, as of June 30, 2005, Packeteer remains obligated to pay up to $3.0 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. The retention bonuses are being charged to expense over the retention periods, ranging from two to three years. Mentat’s results of operations and the estimated fair values of the net assets and liabilities assumed and incurred have been included in the results of operations since December 21, 2004.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company adopted Statement of Financial Accounting Standards, or SFAS, 142 effective January 1, 2002 and, as a result, goodwill is not amortized, but tested for impairment on an annual basis, or between annual tests when indicators of impairment exist, and written down if impaired. The carrying amount of goodwill and other intangible assets associated with the acquisition of Mentat as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Developed technology	$5,100	$(537)	$4,563	$5,100	$(27)	$5,073
Customer contracts and relationships	1,900	(221)	1,679	1,900	(8)	1,892
Tradename	200	(35)	165	200	(2)	198

Purchased intangible assets	7,200	(793)	6,407	7,200	(37)	7,163
Goodwill	9,550	—	9,550	9,527	—	9,527

	$16,750	$(793)	$15,957	$16,727	$(37)	$16,690

     The aggregate amortization expense of $756,000 for the six months ended June 30, 2005 was included in cost of revenues.

     In March 2005, an OEM customer of Mentat exercised its option to do a “buyout” of its license agreement. In accordance with the terms of the license, for a total fee of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source licenses to Mentat’s software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and is being recognized as revenue over a twelve-month period. For the six months ended June 30, 2005, Packeteer included $831,000 in revenues under this arrangement, with the balance of $2.2 million remaining in deferred revenue. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year. Based on the other intangible assets balance as of June 30, 2005, the estimated future amortization expense of purchased intangible assets as of June 30, 2005 is as follows (in thousands):

Year	Amount
Remainder of 2005	$801
2006	1,415
2007	1,360
2008	1,295
2009	1,268
2010	268

$6,407

     The change in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in thousands):

Six Months
Ended
June 30, 2005
Balance at December 31, 2004	$9,527
Subsequent goodwill adjustments related to Mentat income taxes, reserve adjustments and transactions costs	23

Balance at June 30, 2005	$9,550

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$4,228	$2,084	$7,805	$5,438
Add: Stock-based compensation under APB 25, net of tax	178	—	367	—
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,928)	(2,988)	(5,915)	(4,426)

Net income (loss) pro forma	$1,478	$(904)	$2,257	$1,012

Net income (loss) per share:
Basic – as reported	$0.13	$0.06	$0.23	$0.17
Diluted – as reported	$0.12	$0.06	$0.22	$0.16

Basic – pro forma	$0.04	$(0.03)	$0.07	$0.03

Diluted – pro forma	$0.04	$(0.03)	$0.06	$0.03

     For purposes of the pro forma disclosures provided pursuant to SFAS 123, the expected volatility assumptions used by the Company prior to the three months ended March 31, 2005 had been based solely on the historical volatility of the Company’s stock. Beginning in the three months ended March 31, 2005, the Company has modified this approach to consider other relevant factors including the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Company’s common stock. The Company will continue to monitor this and other relevant factors in developing the expected volatility assumption used to value future awards.
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
     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. If the settlement is not approved, we intend to vigorously defend ourselves against plaintiff’s allegations. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. A loss, if any, would be covered by insurance.
     The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
6. GUARANTEES
     The Company’s warranty period is typically twelve months from the date of shipment to the end-user customer. We record a liability for estimated warranty obligations at the date products are sold. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2004 to June 30, 2005 (in thousands):

Accrued warranty obligations at December 31, 2004	$315
Provision for current period sales	85
Warranty costs incurred	(162)

Accrued warranty obligations at June 30, 2005	$238

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
7. INCOME TAXES

     The effective tax rate for the three months ended June 30, 2005 is approximately 20%, bringing the effective rate for the six months ended June 30, 2005 to 19%, compared to 10% for the six months ended June 30, 2004. The increase was attributable to a shift in the mix of taxable income among the various jurisdictions where the Company does business. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.
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
8. NET INCOME PER SHARE
     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At June 30, 2005 and 2004, there were 3,451,335 and 1,904,561 shares, respectively, issuable upon exercise of stock options excluded from the computation because the exercise price was greater than the average market price.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$4,228	$2,084	$7,805	$5,438

Denominator:
Basic:
Weighted-average shares of common stock outstanding	33,847	32,921	33,750	32,797
Less: shares subject to repurchase	(100)	—	(103)	—

Basic weighted-average common shares outstanding	33,747	32,921	33,647	32,797

Diluted:
Basic weighted-average common shares outstanding	33,747	32,921	33,647	32,797
Add: potentially dilutive common shares from stock options and shares subject to repurchase	1,223	1,483	1,431	1,729
Add: potentially dilutive common shares from warrants	23	24	24	26

Diluted weighted-average common shares outstanding	34,993	34,428	35,103	34,552

Basic net income per share	$0.13	$0.06	$0.23	$0.17

Diluted net income per share	$0.12	$0.06	$0.22	$0.16

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
     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. During the three months ended June 30, 2005, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 11% of net revenues, respectively. For the six months ended June 30, 2005, sales to the same two customers accounted for 22% and 13% of net revenues, respectively. For the three months ended June 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 23% and 17% of net revenues, respectively. For the six months ended June 30, 2004, sales to the same two customers each accounted for 21% of net revenues. Both of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers. These same two customers accounted for 35% of accounts receivable at June 30, 2005.
     Geographic information (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Americas	$13,406	$10,230	$25,310	$17,676
Asia Pacific	7,087	4,392	15,065	10,744
Europe, Middle East, Africa	7,684	7,020	15,880	14,726

Total net revenues	$28,177	$21,642	$56,255	$43,146

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
     In December 2004, the FASB issued SFAS 123(R), “Share Based Payments”, which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plan or related to the discounts the Company provides under its employee stock purchase plan. Under the new rules, the Company is required to adopt one of the fair-value-based methods for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The rules also require the Company to select one of two transition methods, retrospective application or prospective application. The Company has not yet determined which fair-value-based method or transition method it will adopt. Note 4 entitled STOCK-BASED COMPENSATION included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three and six months ended June 30, 2005 and 2004.
     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendment eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.
     On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis, or MD&A, subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on our consolidated financial position, results of operations and cash flows.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.
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
     In December 2004, Packeteer acquired Mentat, Inc., or Mentat. This acquisition expanded our solution portfolio with technology for accelerating applications over satellite and long-haul networks. The Mentat SkyX® products enhance the performance and efficiency of internet and private network access. With a proprietary connection splitting and protocol–translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/Internet Protocol, or TCP/IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users.
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
SOURCES OF REVENUE
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Traffic Management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 76% and 78% of net revenues for the three and six months ended June 30, 2005, respectively, and 80% and 81% of net revenues for the three and six months ended June 30, 2004, respectively. Service revenues continue to increase as our installed base grows, accounting for 24% and 22% of net revenues for the three and six months ended June 30, 2005, respectively, and 20% and 19% of net revenues for the three and six months ended June 30, 2004, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical support term is twelve months, although multi-year contracts of up to three years are also sold.
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
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost, accounting for 33% and 34% of net revenues for the three and six months ended June 30, 2005, respectively, compared to 40% and 39% of net revenues for the three and six months ended June 30, 2004, respectively. We plan to increase sales and marketing headcount modestly in the remainder of 2005, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and expect expenses in absolute dollars to increase in the second half of 2005.Excluding the impact of stock-based compensation, sales and marketing expenses should approach the higher end of our long-term business model target of 30-32% of net revenues by the fourth quarter of 2005.
     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. General and administrative expenses were only 5% of net revenues for the three months ended March 31, 2005 due to the timing of certain audit and tax related projects. However our long-term business model target remains at 6-7% of net revenues beginning again in our third quarter, as we will be resuming additional projects generally associated with SOX testing and other audit and tax related work.
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
     Valuation of long-lived and intangible assets and goodwill. We test goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level, or Reporting Unit, at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has only one Reporting Unit. Goodwill is tested for impairment annually on December 1, in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. As of June 30, 2005, we do not have any goodwill that we consider to be impaired.
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
     Sales return reserve. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at June 30, 2005 and December 31, 2004 were $1.4 million and $1.3 million, respectively.
     Rebate reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, our estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover our maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at June 30, 2005 and December 31, 2004 were $2.4 million and $1.8 million, respectively.
     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at June 30, 2005 and December 31, 2004 were $238,000 and $315,000, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	76%	80%	78%	81%
Service revenues	24	20	22	19

Total net revenues	100	100	100	100

Cost of revenues:
Product costs	17	19	17	18
Service costs	8	7	8	6
Amortization of purchased intangible assets	1	—	1	—

Total cost of revenues	26	26	26	24

Gross margin	74	74	74	76

Operating expenses:
Research and development	19	18	19	17
Sales and marketing	33	40	34	39
General and administrative	5	6	6	7

Total operating expenses	57	64	59	63

Income from operations	17	10	15	13

Other income, net	2	1	2	1

Income before provision for income taxes	19	11	17	14
Provision for income taxes	4	1	3	1

Net income	15%	10%	14%	13%

     OVERVIEW OF RESULTS
     Net revenues for the three months ended June 30, 2005 were $28.2 million, an increase of 30% over the same period in 2004. Gross profit was $20.7 million, or 74%, and income from operations was $4.7 million. During the comparable period a year ago, net revenues were $21.6 million, gross profit was $16.0 million, or 74%, and income from operations was $2.1 million. Net revenues for the six months ended June 30, 2005 were $56.3 million, an increase of 30% over the same period in 2004. Gross profit was $41.6 million, or 74%, and income from operations was $8.5 million. During the comparable period a year ago, net revenues were $43.1 million, gross profit was $32.6 million, or 76%, and income from operations was $5.7 million.
     The increase in revenues was due to both an increase in the number of units shipped and the number of units under maintenance contracts. We believe a number of forces contributed to our revenue growth, including continued strength in our Americas and Asia Pacific regions and a growing number of larger transactions. During the three months ended June 30, 2005, we continued to invest in our operations, with operating expenses of $16.1 million increasing $2.2 million, or 16%, from $13.9 million reported in the comparable period of 2004. During the six months ended June 30, 2005, operating expenses were $33.1 million, an increase of $6.2 million, or 23%, from $26.9 million reported in the comparable period of 2004. Compared to June 30, 2004, headcount has increased by 41, or 16%, primarily in sales and marketing and research and development. The Mentat acquisition accounts for 16 of this additional headcount.
     During the six months ended June 30, 2005, we generated $15.1 million of cash from operating activities, compared to $11.9 million in the comparable period a year ago. At June 30, 2005, we had cash, cash equivalents and investments of $107.6 million, accounts receivable of $18.9 million and deferred revenues of $22.0 million.
     NET REVENUES
     Total net revenues of $28.2 million in the three months ended June 30, 2005 increased $6.6 million, or 30%, from $21.6 million in the same period last year. Total net revenues of $56.3 million in the six months ended June 30, 2005 increased $13.2 million, or 30%, from $43.1 million in the same period last year. Product revenues of $21.5 million for the three months ended June 30, 2005 increased $4.2 million, or 24%, from $17.3 million for the three months ended June 30, 2004. Product revenues of $43.8 million for the six months ended June 30, 2005 increased $8.7 million, or 25%, from $35.1 million for the six months ended June 30, 2004. The increase in product revenues for the three and six month periods ended June 30, 2005 is primarily the result of an increase in the number of units shipped, particularly our higher end units, as well as a full quarter of licensing revenue associated with the buyout of an individual protocol OEM license discussed further in Note 3 of the Notes to the Condensed Consolidated Financial Statements. There were no significant selling price changes during any of the periods presented.
     Service revenues of $6.7 million in the three months ended June 30, 2005, increased $2.4 million, or 56%, from $4.3 million in the same period last year. Service revenues of $12.5 million in the six months ended June 30, 2005, increased $4.4 million, or 54%, from $8.1 million in the same period last year. The increase is mainly due to an increase in the number of units under maintenance contracts.
     For the three months ended June 30, 2005, net revenues in the Americas of $13.4 million increased $3.2 million, from $10.2 million in the same period last year, and accounted for 48% of net revenues, compared to 47% for the same period last year. Net revenues in Asia Pacific of $7.1 million for the three months ended June 30, 2005 accounted for 25% of net revenues compared to $4.4 million, or 20%, of net revenues for the same period last year. Net revenues in EMEA of $7.7 million for the three months ended June 30, 2005, accounted for 27% of total net revenues, compared to $7.0 million, or 32%, of net revenues for the same period last year. We believe the decrease in revenue contribution in Europe resulted primarily from larger deals expected to close during the quarter pushing out to future quarters, but not being lost to competition or other causes. For the six months ended June 30, 2005, net revenues in the Americas of $25.3 million increased $7.6 million, from $17.7 million in the same period last year, and accounted for 45% of net revenues, compared to 41% for the same period last year. Net revenues in Asia Pacific of $15.1 million for the six months ended June 30, 2005 accounted for 27% of net revenues compared to $10.7 million, or 25%, of net revenues for the same period last year. Net revenues in EMEA of $15.9 million for the six months ended June 30, 2005, accounted for 28% of total net revenues, compared to $14.7 million, or 34%, of net revenues for the same period last year. We expect our international operations to increase as a percentage of total revenue and return to a more normal contribution in the third and fourth quarters of the year, despite some seasonal weakness traditionally experienced in the third quarter in Europe, along with continued strong performance from North America.
     During the three months ended June 30, 2005, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 11% of net revenues, respectively. For the six months ended June 30, 2005, sales to the same two customers accounted for 22% and 13% of net revenues, respectively. For the three months ended June 30, 2004, sales to two customers, Alternative

Technology, Inc. and Westcon, Inc., accounted for 23% and 17% of net revenues, respectively. For the six months ended June 30, 2004, sales to the same two customers each accounted for 21% of net revenues. Both of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers.
     COST OF REVENUES
     Our cost of revenues was $7.5 million in the three months ended June 30, 2005, an increase of $1.9 million, or 32%, from $5.6 million in the same period last year. Our cost of revenues was $14.6 million in the six months ended June 30, 2005, an increase of $4.1 million, or 39%, from $10.5 million in the same period last year. The increase in costs was due to an increase in units shipped, higher service support costs and amortization of Mentat related intangible assets. Excluding the amortization of intangibles, the cost of revenues represented 25% of total net revenues for both the three and six months ended June 30, 2005, consistent with 26% and 24% for the three and six months ended June 30, 2004, respectively.
     Product costs for the three months ended June 30, 2005 increased by $634,000, or 15%, to $4.8 million from $4.1 million in the same period last year. For the three months ended June 30, 2005, manufacturing costs increased $674,000 from the same period of the prior year due to an increase in units shipped and a continued shift to higher end product. Other product costs decreased $144,000 from the prior year, primarily reflecting a decrease of $192,000 in warranty costs, partially offset by a $46,000 increase in parts costs. Product costs for the six months ended June 30, 2005 increased by $2.0 million, or 26%, to $9.7 million from $7.7 million in the same period last year. For the six months ended June 30, 2005, manufacturing costs increased $2.0 million from the same period of the prior year due to an increase in units shipped and a continued shift to higher end product. Overhead costs, particularly personnel costs and supplies costs, increased $72,000 and $37,000, respectively. This was offset by a $123,000 decrease in other product costs, including $116,000 for warranty costs.
     Service costs for the three months ended June 30, 2005 increased by $791,000, or 53%, to $2.3 million from $1.5 million in the same period last year. The increase includes $221,000 in personnel costs due to increased headcount and recruiting fees, as well as a $114,000 increase in service fees paid to our third party maintenance provider, a $134,000 increase in product to support maintenance contracts and $165,000 increase in royalties related to maintenance contracts. Service costs for the six months ended June 30, 2005 increased by $1.3 million, or 47%, to $4.1 million from $2.8 million in the same period last year. The increased service costs are due to increased personnel costs of $383,000 as a result of increased headcount in both our support and training groups, as well as a $236,000 increase in service fees to our third-party maintenance service provider, a $258,000 increase in product used to support maintenance contracts and $188,000 increase in royalties related to maintenance contracts.
     In connection with the acquisition of Mentat, we recorded $7.2 million of purchased intangible assets, including developed technology, customer contracts and relationships and tradename. These assets have useful lives ranging from one to six years. During the three and six months ended June 30, 2005, amortization expense of $400,000 and $756,000, respectively, was included in cost of revenues.
     RESEARCH AND DEVELOPMENT
     Research and development expenses of $5.5 million in the three months ended June 30, 2005 were up $1.7 million, or 44%, from $3.8 million in the same period last year. Research and development expenses of $10.7 million in the six months ended June 30, 2005 were up $3.4 million, or 47%, from $7.3 million in the same period last year. The increased costs are primarily attributable to increased salaries and related personnel expenses. For the three months ended June 30, 2005, personnel related expenses increased $1.2 million, including $216,000 in amortization of stock-based compensation related to the Mentat acquisition and $1.1 million related to the increase in headcount, which went from 86 at June 30, 2004 to 104 at June 30, 2005, partially offset by a $112,000 decrease in recruiting costs. The headcount increase was primarily attributable to the engineering resources acquired as a part of the Mentat acquisition in December 2004. Consulting fees increased $55,000 and depreciation and other facilities related expenses increased $178,000 and were primarily related to the Mentat acquisition. For the six months ended June 30, 2005, personnel related expenses increased $2.5 million, including $434,000 in amortization of stock-based compensation related to the Mentat acquisition and $2.3 million related to the increase in headcount, partially offset by a $176,000 decrease in recruiting costs. Depreciation and other facilities related expenses increased $451,000 and were also primarily related to the Mentat acquisition. Research and development expenses represented 19% of net revenues for the three and six months ended June 30, 2005, compared to 18% and 17% for the same periods in the prior year.

     SALES AND MARKETING
     Sales and marketing expenses increased to $9.3 million in the three months ended June 30, 2005, an increase of $621,000, or 7%, from $8.7 million in the same period last year. Sales and marketing expenses increased to $19.2 million in the six months ended June 30, 2005, an increase of $2.4 million, or 14%, from $16.8 million in the same period last year. For the three months ended June 30, 2005, increases included personnel costs and various marketing program related costs. Personnel related costs, including salaries, bonuses and commissions increased $548,000 as headcount increased from 104 at June 30, 2004 to 118 at June 30, 2005. Marketing costs, particularly international marketing, increased $106,000 from the same period last year. For the six months ended June 30, 2005, increases included personnel costs, demonstration units and various channel marketing program related costs. Personnel related costs, including salaries, bonuses and commissions increased $1.9 million from the same period last year. The cost of demonstration units grew $211,000 as a result of the introduction of two new PacketShaper products and Mentat’s SkyX products, to our customer base. The cost of various marketing programs increased $208,000 as we introduced new channel marketing programs in the third quarter of 2004, replacing previous channel rebate programs. Sales and marketing expenses represented 33% and 34% of net revenues for the three and six months ended June 30, 2005, respectively, compared to 40% and 39% for the same periods in the prior year.
     GENERAL AND ADMINISTRATIVE
     General and administrative expenses of $1.3 million in the three months ended June 30, 2005 decreased $105,000, or 8%, from $1.4 million in the same period of last year. Decreases in professional services of $250,000, particularly audit and tax related expenses, were partially offset by increases of $207,000 in personnel costs, primarily wages and recruiting fees. General and administrative expenses of $3.2 million in the six months ended June 30, 2005 increased $408,000, or 14%, from $2.8 million in the same period of last year. Increases included personnel related costs of $382,000 and professional services, mainly legal, of $152,000, partially offset by a decline of $53,000 in bad debt expenses. General and administrative expenses represented 5% and 6% of net revenues for the three and six months ended June 30, 2005, respectively, compared to 6% and 7% for the same periods in the prior year. The decrease experienced this quarter was largely a result of the timing of certain audit and tax related work and fees. We expect to return to our long-term business model targets of 6-7% of net revenues beginning in the third quarter of 2005 as we will be resuming additional projects generally associated with SOX testing, and other audit and tax related work.
     OTHER INCOME, NET
     Other income, net consists primarily of investment income from our cash, cash equivalents and investments. Other income, net increased to $609,000 in the three months ended June 30, 2005 from $171,000 for the same period last year. Other income, net increased to $1.1 million in the six months ended June 30, 2005 from $364,000 for the same period last year. The increases were primarily due to increased investment yields and increased investment balances as well as the elimination of interest expense, as we had no debt during the three and six months ended June 30, 2005.
     INCOME TAX PROVISION
     The effective tax rate for the three months ended June 30, 2005 was approximately 20%, bringing the rate for the six months ended June 30, 2005 to approximately 19%, which is the expected annual rate for the remainder of 2005, compared to 10% for the three and six months ended June 30, 2004. The increase was attributable to a shift in the mix of taxable income among the various jurisdictions where we do business. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.
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
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $107.6 million at June 30, 2005 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
     We have contractual obligations in the form of operating leases. These are described in further detail in Note 5 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of June 30, 2005 (in thousands):

	Payments due by period
		Remainder of	1 - 3	3 - 5	More than 5
Contractual Obligations	Total	2005	years	years	years
Cash obligations not reflected in Balance Sheet
Operating lease obligations	$4,066	$965	$2,845	$205	$51
Purchase obligations	3,731	3,731	—	—	—

Total	$7,797	$4,696	$2,845	$205	$51

Sources and Uses of Cash
     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $15.4 million during the six months ended June 30, 2005 to $107.6 million. The increase during the six months was primarily due to net income of $7.8 million, increased deferred revenue of $5.9 million and proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan totaling $3.1 million, offset by purchases of property and equipment totaling $1.1 million.
     Operating Activities. Cash provided by operating activities was $15.1 million in the six months ended June 30, 2005, up from $11.9 million in the same period last year. The increase was primarily due to net income of $7.8 million and the increase in deferred revenue of $5.9 million, of which $2.2 million relates to the buyout of a license agreement by a Mentat OEM customer discussed in further detail in Note 3 of the Notes to Condensed Consolidated Financial Statements, and the balance relates to an increase in the number of support contracts outstanding.
     Investing Activities. Cash used in investing activities in the six months ended June 30, 2005 was $3.8 million, compared to $6.9 million in the same period last year, primarily reflecting transactions in marketable securities, purchases of property and equipment and the costs related to the Mentat acquisition. Among our investment policy objectives are preserving of principal, meeting liquidity needs and delivering good yields in relationship to the policy guidelines and market conditions. Changes in our investment portfolio are made in response to the market outlook and fluctuations in interest rates.
     Financing Activities. For the six months ended June 30, 2005, cash provided by financing activities was$3.1 million, compared to $2.2 million in the same period last year, reflecting proceeds from employee option exercises and the Employee Stock Purchase Plan.
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
ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS
     Packeteer has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:

-	difficulty in integrating the acquired operations and retaining acquired personnel;

-	limitations on our ability to retain acquired distribution channels and customers;

-	diversion of management’s attention and disruption of our ongoing business;

-	difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

-	the potential product liability associated with selling the acquired company’s products; and

-	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $9.6 million in goodwill related to the acquisition of Mentat that will be subject to impairment testing rather than being amortized over a fixed period. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
     These factors could have a material adverse effect on our business, results of operations or financial position, especially in the case of a large acquisition. Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 52% and 55% of net revenues for the three and six months ended June 30, 2005, respectively, compared to 59% of net revenues for all of 2004. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended June 30, 2005, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 24% and 11% of net revenues, respectively. For the six months ended June 30, 2005, sales to the same two customers accounted for 22% and 13% of net revenues, respectively. For the three months ended June 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 23% and 17% of net revenues, respectively. For the six months ended June 30, 2004, sales to the same two customers each accounted for 21% of net revenues. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES
     Most of our revenues have been derived from sales of our WAN Application Traffic Management systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues for the foreseeable future. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or new and enhanced products. A decline in demand for our WAN Application Traffic Management systems as a result of competition, technological change or other factors would harm our business.
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
FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     Proposed initiatives could result in changes in accounting rules, which could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results. Specifically, the adoption of SFAS 123(R), “Share Based Payments,” requires us to recognize the fair value of certain equity instruments as an expense in the reported financial statements as services are performed, rather than footnote only disclosure as currently required. The adoption of this new accounting pronouncement is expected to have a material impact on our financial statements commencing with the three months ending March 31, 2006.
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of June 30, 2005, we have 18 issued U.S. patents and 63 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of June 30, 2005 and comparable fair values as of December 31, 2004 (in thousands):

					June 30,	December 31,
	Amortized Cost as of June 30, 2005				2005	2004
Expected Maturity Date	2005	2006	2007	Total	Fair Value	Fair Value
Cash equivalents	$27,369	$—	$—	$27,369	$27,360	$12,904
Weighted-average rate	3.17%	—	—

Short-term investments	47,944	28,954	—	76,898	76,757	66,512
Weighted-average rate	2.82%	3.29%	—

Long-term investments	—	740	35	775	762	10,019
Weighted-average rate	—	2.17%	4.08%

Total investment portfolio	$75,313	$29,694	$35	$105,042	$104,879	$89,435

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
ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 5, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Stockholders’ Meeting was held on May 24, 2005 for the following purposes: (1) to elect three directors to serve until the 2008 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, (2) to approve amendments to the 1999 Stock Incentive Plan to authorize the grant of performance share and performance unit awards intended to result in the payment of performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code, to add certain provisions in order to preserve our ability to deduct in full compensation realized pursuant to an award intended to qualify as performance-based compensation, and to eliminate a requirement that we receive payment of the fair market value of shares issued under restricted stock or restricted stock unit awards and (3) to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2005.
1. The following persons were elected as directors of the Company to serve until the 2008 Annual Stockholders’ Meeting, or until their successors are duly elected and qualified, with the votes indicated below:

Director	Votes For	Votes Withheld

Steven J. Campbell	29,339,578	2,463,532
Craig W. Elliott	30,562,260	1,240,850
Joseph A. Graziano	30,581,602	1,221,508
Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominee.
2.	The proposal to amend the 1999 Stock Incentive Plan was approved with the following votes:

For:	16,072,377
Against or Withheld:	9,561,007
Abstain:	7,834
3.	The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 was approved with the following votes:

For:	31,573,468
Against or Withheld:	224,428
Abstain:	5,214
ITEM 6.EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 29th day of July, 2005.

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