Form 10-Q
period 2005-09-30
PACKETEER INC
filed 2005-10-28
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Yes ☑            No ☐
     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 34,156,924 at October 24, 2005.
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$36,327	$15,666
Short-term investments	73,355	66,512
Accounts receivable, net of allowance for doubtful accounts of $175 and $229, respectively	17,231	16,828
Other receivables	555	1,888
Inventories	6,424	3,106
Prepaids and other current assets	2,002	1,784

Total current assets	135,894	105,784

Property and equipment, net of accumulated depreciation and amortization of $7,704 and $6,105, respectively	2,744	3,066
Long-term investments	3,299	10,019
Goodwill	9,527	9,527
Other intangible assets, net	6,006	7,163
Other non-current assets	2,194	2,233

Total assets	$159,664	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,214	$2,802
Accrued compensation	5,291	6,467
Other accrued liabilities	4,844	7,588
Income tax payable	3,888	2,438
Deferred revenue	22,385	13,318

Total current liabilities	38,622	32,613

Long-term liabilities:
Deferred revenue, less current portion	2,856	2,839
Deferred rent and other	464	381

Total liabilities	41,942	35,833

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 34,137 and 33,418 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	34	33
Additional paid-in capital	186,498	181,625
Deferred stock-based compensation	(789)	(1,610)
Accumulated other comprehensive loss	(199)	(207)
Accumulated deficit	(67,822)	(77,882)

Total stockholders’ equity	117,722	101,959

Total liabilities and stockholders’ equity	$159,664	$137,792

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	$17,632	$18,311	$61,415	$53,364
Service revenues	7,203	4,741	19,675	12,834

Total net revenues	24,835	23,052	81,090	66,198
Cost of revenues:
Product costs	4,248	4,327	13,975	12,031
Service costs	1,980	1,552	6,124	4,377
Amortization of purchased intangible assets	401	—	1,157	—

Total cost of revenues	6,629	5,879	21,256	16,408

Gross profit	18,206	17,173	59,834	49,790

Operating expenses:
Research and development (includes stock-based compensation of $217 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $651 and $0 for the nine months ended September 30, 2005 and 2004, respectively)	5,524	3,799	16,175	11,064
Sales and marketing (includes stock-based compensation of $8 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $22 and $0 for the nine months ended September 30, 2005 and 2004, respectively)	8,888	8,348	28,097	25,188
General and administrative (includes stock-based compensation of $2 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $6 and $0 for the nine months ended September 30, 2005 and 2004, respectively)	1,786	1,549	5,029	4,384

Total operating expenses	16,198	13,696	49,301	40,636

Income from operations	2,008	3,477	10,533	9,154

Other income, net	776	308	1,887	672

Income before provision for income taxes	2,784	3,785	12,420	9,826
Provision for income taxes	529	377	2,360	980

Net income	$2,255	$3,408	$10,060	$8,846

Basic net income per share	$0.07	$0.10	$0.30	$0.27

Diluted net income per share	$0.06	$0.10	$0.29	$0.26

Shares used in computing basic net income per share	33,924	33,112	33,740	32,902

Shares used in computing diluted net income per share	35,098	34,333	35,102	34,479

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,060	$8,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,848	1,249
Amortization of purchased intangible assets	1,157	—
Amortization of stock-based compensation	679	—
Loss on disposal of property and equipment	17	—
Changes in operating assets and liabilities:
Accounts receivable, net	(403)	(2,016)
Other receivables	1,333	10
Inventories	(3,318)	(444)
Prepaids and other current assets	(218)	(283)
Accounts payable	(588)	41
Accrued compensation	(1,176)	(375)
Other accrued liabilities	(911)	1,653
Income tax payable	1,450	470
Deferred revenue	9,084	4,605

Net cash provided by operating activities	19,014	13,756

Cash flows from investing activities:
Purchases of property and equipment	(1,543)	(1,393)
Purchases of investments	(53,123)	(55,551)
Proceeds from sales and maturities of investments	53,008	52,234
Acquisition, net of cash acquired	(1,750)	—
Other assets	39	27

Net cash used in investing activities	(3,369)	(4,683)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	2,670	2,260
Sale of stock to employees under the ESPP	2,346	1,256
Repayment of notes receivable from stockholders	—	6
Payments of notes payable	—	(139)
Principal payments of capital lease obligations	—	(344)

Net cash provided by financing activities	5,016	3,039

Net increase in cash and cash equivalents	20,661	12,112
Cash and cash equivalents at beginning of period	15,666	25,664

Cash and cash equivalents at end of period	$36,327	$37,776

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$966	$511

Cash paid during period for interest	$3	$26

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
     The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2005.
2. ACQUISITION OF MENTAT, INC.
     On December 21, 2004, the Company acquired all of the outstanding common stock of Mentat, Inc., or Mentat, a privately held company located in Los Angeles, California. Mentat is a technology leader in protocol acceleration technologies and transparent proxies, providing high performance networking solutions for satellite and high-latency networks. The acquisition deepens and extends Packeteer’s intellectual property and provides advanced acceleration capabilities for new WAN performance solutions for global customers. The aggregate purchase price of Mentat was approximately $19.1 million, including acquisition costs. Of the $19.1 million, $17.3 million was paid in cash upon closing and the remaining $1.8 million was paid to the former shareholders of Mentat upon the collection of a non-trade receivable. The non-trade receivable was collected in January 2005 and was immediately paid to the former shareholders of Mentat per the terms of the purchase agreement. In addition, as of September 30, 2005, Packeteer remains obligated to pay up to $3.0 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. The retention bonuses are being charged to expense over the retention periods, ranging from two to three years. Mentat’s results of operations and the estimated fair values of the net assets and liabilities assumed and incurred have been included in the results of operations since December 21, 2004.
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
     Generally, product revenue is recognized upon delivery. Delivery generally occurs when product is delivered to a common carrier from Packeteer or its designated fulfillment house. For certain destinations outside the Americas, delivery occurs when product is delivered to the destination country. However, product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the distributor’s product exchange activity. Additionally, when the Company introduces new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.
     We defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. For this purpose, the amount of inventory that exceeds the channels’ thirty day requirements (forty days for international customers) is deferred. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and associated cost of revenues when the inventory levels no longer exceed the expected level of thirty to forty days supply. As of September 30, 2005, we deferred revenue of $3.6 million under this policy. No amounts were deferred as of December 31, 2004.
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
4. INVENTORIES
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
     Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Completed products	$5,519	$2,957
Raw materials and components	905	149

	$6,424	$3,106

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company adopted Statement of Financial Accounting Standards, or SFAS, 142 effective January 1, 2002 and, as a result, goodwill is not amortized, but tested for impairment on an annual basis, or between annual tests when indicators of impairment exist, and written down if impaired. The carrying amount of goodwill and other intangible assets associated with the acquisition of Mentat as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
Developed technology	$5,100	$(792)	$4,308	$5,100	$(27)	$5,073
Customer contracts and relationships	1,900	(350)	1,550	1,900	(8)	1,892
Tradename	200	(52)	148	200	(2)	198

Purchased intangible assets	7,200	(1,194)	6,006	7,200	(37)	$7,163
Goodwill	9,527	—	9,527	9,527	—	9,527

	$16,727	$(1,194)	$15,533	$16,727	$(37)	$16,690

     The aggregate amortization expense of $1,157,000 for the nine months ended September 30, 2005 was included in cost of revenues.

     In March 2005, an OEM customer of Mentat exercised its option to buyout its license agreement. In accordance with the terms of the license, for a total of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source license to certain Mentat software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and is being recognized as revenue over a twelve-month period. For the nine months ended September 30, 2005, Packeteer included $1.6 million in revenues under this arrangement, with the balance of $1.4 million remaining in deferred revenue. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year. Based on the purchased intangible assets balance as of September 30, 2005, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year	Amount
Remainder of 2005	$400
2006	1,415
2007	1,360
2008	1,295
2009	1,268
2010	268

$6,006

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
     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. Any direct financial impact of the settlement is expected to be borne by the Company’s insurer. As such, we do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows.
     The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
7. GUARANTEES
     The Company’s warranty period is typically twelve months from the date of shipment to the end-user customer. We record a liability for estimated warranty obligations at the date products are sold. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2004 to September 30, 2005 (in thousands):

Accrued warranty obligations at December 31, 2004	$315
Provision for current period sales	156
Warranty costs incurred	(233)

Accrued warranty obligations at September 30, 2005	$238

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
8. CONCENTRATIONS OF RISK
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
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. During the three months ended September 30, 2005, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 12% of net revenues, respectively. For the nine months ended September 30, 2005, sales to the same two customers accounted for 23% and 13% of net revenues, respectively. For the three months ended September 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 16% of net revenues, respectively. For the nine months ended September 30, 2004, sales to the same two customers accounted for 23% and 19% of net revenues, respectively. Both of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers. These same two customers accounted for 32% of accounts receivable at September 30, 2005.
     We principally rely on one contract manufacturer for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our reliance on this third-party manufacturer for all our manufacturing requirements could cause us to lose orders if this third-party manufacturer fails to satisfy our cost, quality and delivery requirements.
9. INCOME TAXES
     The effective tax rate for the three and nine months ended September 30, 2005 is approximately 19%, compared to 10% for the nine months ended September 30, 2004. The increase was attributable to a shift in the mix of taxable income among the various jurisdictions where the Company does business. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.
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
10. STOCK-BASED COMPENSATION
     As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, Packeteer has elected to continue to follow the intrinsic value method in accordance with Accounting Principles Board No. 25 in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$2,255	$3,408	$10,060	$8,846
Add: Stock-based compensation under APB 25, net of tax	184	—	551	—
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(3,016)	(3,146)	(8,931)	(7,572)

Net income (loss) pro forma	$(577)	$262	$1,680	$1,274

Net income (loss) per share:
Basic — as reported	$0.07	$0.10	$0.30	$0.27
Diluted — as reported	$0.06	$0.10	$0.29	$0.26

Basic — pro forma	$(0.02)	$0.01	$0.05	$0.04
Diluted — pro forma	$(0.02)	$0.01	$0.05	$0.04
     For purposes of the pro forma disclosures provided pursuant to SFAS 123, the expected volatility assumptions used by the Company prior to the three months ended March 31, 2005 had been based solely on the historical volatility of the Company’s stock. Beginning January 1, 2005, the Company has modified this approach to consider other relevant factors including the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Company’s common stock. The Company will continue to monitor this and other relevant factors in developing the expected volatility assumption used to value future awards.
11. NET INCOME PER SHARE
     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period. At September 30, 2005 and 2004, there were 3,483,174 and 2,576,233 shares, respectively, issuable upon exercise of stock options excluded from the computation because the exercise price was greater than the average market price.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,255	$3,408	$10,060	$8,846

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,024	33,112	33,842	32,902
Less: shares subject to repurchase	(100)	—	(102)	—

Basic weighted-average common shares outstanding	33,924	33,112	33,740	32,902

Diluted:
Basic weighted-average common shares outstanding	33,924	33,112	33,740	32,902
Add: potentially dilutive common shares from stock options and shares subject to repurchase	1,152	1,201	1,338	1,553
Add: potentially dilutive common shares from warrants	22	20	24	24

Diluted weighted-average common shares outstanding	35,098	34,333	35,102	34,479

Basic net income per share	$0.07	$0.10	$0.30	$0.27

Diluted net income per share	$0.06	$0.10	$0.29	$0.26

12.	COMPREHENSIVE INCOME
     The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income and comprehensive income is not considered material for the periods presented.
13.	SEGMENT REPORTING
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
     The Company operates in the United States and internationally and derives its revenues from the sale of products and software licenses and maintenance contracts related to these products. During the three months ended September 30, 2005, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 12% of net revenues, respectively. For the nine months ended September 30, 2005, sales to the same two customers accounted for 23% and 13% of net revenues, respectively. For the three months ended September 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 16% of net revenues, respectively. For the nine months ended September 30, 2004, sales to the same two customers accounted for 23% and 19% of net revenues, respectively. Both of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers. These same two customers accounted for 32% of accounts receivable at September 30, 2005.
     Geographic information (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Americas	$12,751	$9,457	$38,061	$27,133
Asia Pacific	4,083	6,931	19,148	17,675
Europe, Middle East, Africa	8,001	6,664	23,881	21,390

Total net revenues	$24,835	$23,052	$81,090	$66,198

     Net revenues reflect the destination of the shipped product.
     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.
14.	RECENT ACCOUNTING PRONOUNCEMENTS
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

     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The Company does not believe this statement will have a material impact on its consolidated financial statements.
     In December 2004, the FASB issued SFAS 123(R), “Share Based Payments”, which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plan or related to the discounts the Company provides under its employee stock purchase plan. Under the new rules, the Company is required to adopt one of the fair-value-based methods for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The rules also require the Company to select one of two transition methods, retrospective application or prospective application. The Company has not yet determined which fair-value-based method or transition method it will adopt. Note 10 entitled STOCK-BASED COMPENSATION included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three and nine months ended September 30, 2005 and 2004.
     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendment eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard on July 1, 2005 did not have a material impact on the Company’s financial position or results of operations.
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
SOURCES OF REVENUE
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Traffic Management systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 71% and 76% of net revenues for the three and nine months ended September 30, 2005, respectively, and 79% and 81% of net revenues for the three and nine months ended September 30, 2004, respectively. Service revenues accounted for 29% and 24% of net revenues for the three and nine months ended September 30, 2005, respectively, and 21% and 19% of net revenues for the three and nine months ended September 30, 2004, respectively. Maintenance revenues are recognized on a monthly basis, over the life of the contract. The typical support term is twelve months, although multi-year contracts of up to three years are also sold. The increase in the percentage of our net revenues represented by service revenues in 2005 compared with 2004 primarily reflects slower product revenue growth year to year while maintenance revenues continued to grow at a faster pace based upon contracts entered into in prior periods.

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
     Beginning in January 2005, we outsourced our manufacturing to two contract manufacturers. During the three months ended September 30, 2005 we began to transition all of our manufacturing to our longstanding principal manufacturer, SMTC Manufacturing Corporation, or SMTC. In connection with this transition, we purchased all of the raw materials held by our other contract manufacturer for the manufacture and assembly of our product. The purchase price for these materials included a handling fee of $152,000, which was expensed by us at the time of purchase to mark the materials to the lower of cost or market consistent with our inventory valuation policies. SMTC purchased a portion of these raw materials from us at this cost, and approximately $722,000 of the materials remained in our inventory as of September 30, 2005. We expect that SMTC will purchase the majority of this inventory during the three months ended December 31, 2005 and the remainder in 2006 in order to meet our ongoing manufacturing requirements.
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
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Sales and marketing is our largest cost, accounting for 36% and 35% of net revenues for the three and nine months ended September 30, 2005, respectively, compared to 36% and 38% of net revenues for the three and nine months ended September 30, 2004, respectively. We plan to increase sales and marketing headcount modestly in the remainder of 2005, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and expect expenses in absolute dollars to increase in the remainder of 2005. Excluding the impact of stock-based compensation, sales and marketing expenses should approach the higher end of our long-term business model target of 30-32% of net revenues during the remainder of 2005.
     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. Our long-term business model target remains at 6-7% of net revenues.
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
     Generally, product revenue is recognized upon delivery. However, product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as we have established significant experience with the distributor’s product exchange activity. Also, when we introduce a new product into its distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.
     We defer recognition of revenues on inventory in the distribution channel in excess of a certain number of days. For this purpose, the amount of inventory that exceeds the channels’ thirty day requirements (forty days for international customers) is deferred. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and associated cost of revenues when the channel inventory levels no longer exceed the expected level of thirty to forty days supply.
     For the three months ended September 30, 2005, we deferred revenue of $3.6 million related to inventory in the distribution channel in excess of our policy, compared to no deferral for the same period of the prior year.
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
     Valuation of long-lived and intangible assets and goodwill. We test goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level, or Reporting Unit, at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has only one Reporting Unit. Goodwill is tested for impairment annually on December 1, in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. As of September 30, 2005, we do not have any goodwill that we consider to be impaired.
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
     Sales return reserve. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances were $1.3 million at both September 30, 2005 and December 31, 2004.
     Rebate reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded as a reduction to revenues in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, our estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover our maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves were $1.8 million at both September 30, 2005 and December 31, 2004.
     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at September 30, 2005 and December 31, 2004 were $238,000 and $315,000, respectively.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	71%	79%	76%	81%
Service revenues	29	21	24	19

Total net revenues	100	100	100	100

Cost of revenues:
Product costs	17	19	17	18
Service costs	8	7	8	7
Amortization of purchased intangible assets	2	—	1	—

Total cost of revenues	27	26	26	25

Gross margin	73	74	74	75

Operating expenses:
Research and development	22	16	20	17
Sales and marketing	36	36	35	38
General and administrative	7	7	6	6

Total operating expenses	65	59	61	61

Income from operations	8	15	13	14

Other income, net	3	1	2	1

Income before provision for income taxes	11	16	15	15
Provision for income taxes	2	1	3	2

Net income	9%	15%	12%	13%

     OVERVIEW OF RESULTS
     Net revenues for the three months ended September 30, 2005 were $24.8 million, an increase of $1.7 million, or 8%, over the same period in 2004. Gross profit was $18.2 million, or 73%, and income from operations was $2.0 million. During the comparable period a year ago, net revenues were $23.1 million, gross profit was $17.2 million, or 74%, and income from operations was $3.5 million. Net revenues for the nine months ended September 30, 2005 were $81.1 million, an increase of $14.9 million, or 22%, over the same period in 2004. Gross profit was $59.8 million, or 74%, and income from operations was $10.5 million. During the comparable period a year ago, net revenues were $66.2 million, gross profit was $49.8 million, or 75%, and income from operations was $9.2 million.

     Although net revenues increased from year to year for both the three months and nine months ended September 30, 2005, net revenues for the three months ended September 30, 2005 compared to the three months ended June 30, 2005 decreased by $3.4 million, or 12%. Net revenues for the three months ended September 30, 2005 were adversely impacted by shortfalls in expected product revenues from each of our sales regions. In the Americas, revenues decreased from the three months ended June 30, 2005 due in part to delays in federal government procurement. In EMEA, although revenues increased slightly from the three months ended June 30, 2005, results were still below expected levels. In Asia Pacific, revenues decreased from the three months ended June 30, 2005 in part due to our deferral of revenue related to channel inventory in excess of our policy. The majority of the $3.6 million in deferred revenue was in the Asia Pacific region and resulted in part from new market seeding programs initiated by two of our distributors in which products were placed at resellers or customers prior to sale and from delays by the channel in fulfilling end user customer orders.
     During the three months ended September 30, 2005, we continued to invest in our operations, with operating expenses of $16.2 million increasing $2.5 million, or 18%, from $13.7 million reported in the comparable period of 2004. During the nine months ended September 30, 2005, operating expenses were $49.3 million, an increase of $8.7 million, or 21%, from $40.6 million reported in the comparable period of 2004. Compared to September 30, 2004, headcount has increased by 53, or 20%, primarily in sales and marketing and research and development. The Mentat acquisition accounts for 16 of this additional headcount.
     During the nine months ended September 30, 2005, we generated $19.0 million of cash from operating activities, compared to $13.8 million in the comparable period a year ago. At September 30, 2005, we had cash, cash equivalents and investments of $113.0 million, accounts receivable of $17.2 million and deferred revenues of $25.2 million.
     NET REVENUES
     Product revenues of $17.6 million for the three months ended September 30, 2005 decreased $679,000, or 4%, from $18.3 million for the three months ended September 30, 2004. Net revenues were adversely impacted by shortfalls in expected product revenues in each of our sales regions, including a deferral of $3.6 million in revenue related to inventory in the distribution channel in excess of our policy. Product revenues of $61.4 million for the nine months ended September 30, 2005 increased $8.0 million, or 15%, from $53.4 million for the nine months ended September 30, 2004. The increase in product revenues for the nine months ended September 30, 2005 is primarily the result of an increase in the revenue from higher end units, as well as two full quarters of licensing revenue associated with the buyout of an OEM license assumed in connection with the Mentat acquisition and discussed further in Note 5 of the Notes to the Condensed Consolidated Financial Statements. There were no significant selling price changes during any of the periods presented.
     Service revenues of $7.2 million in the three months ended September 30, 2005, increased $2.5 million, or 52%, from $4.7 million in the same period last year. Service revenues of $19.7 million in the nine months ended September 30, 2005, increased $6.9 million, or 53%, from $12.8 million in the same period last year. These increases are mainly due to an increase in the number of units under maintenance contracts.
     For the three months ended September 30, 2005, net revenues in the Americas of $12.7 million increased $3.2 million, from $9.5 million in the same period last year, and accounted for 51% of net revenues, compared to 41% for the same period last year. Net revenues in Asia Pacific of $4.1 million for the three months ended September 30, 2005 accounted for 17% of net revenues compared to $6.9 million, or 30%, of net revenues for the same period last year. This decrease was largely attributable to the revenue deferred as a result of channel inventory in excess of our policy. Net revenues in EMEA of $8.0 million for the three months ended September 30, 2005, accounted for 32% of total net revenues, compared to $6.7 million, or 29%, of net revenues for the same period last year. For the nine months ended September 30, 2005, net revenues in the Americas of $38.1 million increased $11.0 million, from $27.1 million in the same period last year, and accounted for 47% of net revenues, compared to 41% for the same period last year. Net revenues in Asia Pacific of $19.1 million for the nine months ended September 30, 2005 accounted for 24% of net revenues compared to $17.7 million, or 27%, of net revenues for the same period last year. Net revenues in EMEA of $23.9 million for the nine months ended September 30, 2005, accounted for 29% of total net revenues, compared to $21.4 million, or 32%, of net revenues for the same period last year. We expect our international operations to increase as a percentage of total revenue and return to a more normal contribution in the remainder of the year, along with continued growth in the Americas.

     COST OF REVENUES
     Our cost of revenues was $6.6 million in the three months ended September 30, 2005, an increase of $750,000, or 13%, from $5.9 million in the same period last year. Our cost of revenues was $21.3 million in the nine months ended September 30, 2005, an increase of $4.9 million, or 30%, from $16.4 million in the same period last year. Excluding the amortization of intangibles, the cost of revenues represented 25% of total net revenues for both the three and nine months ended September 30, 2005, consistent with 26% and 25% for the three and nine months ended September 30, 2004, respectively.
     Product costs for the three months ended September 30, 2005 decreased by $79,000, or 2%, to $4.2 million from $4.3 million in the same period last year. For the three months ended September 30, 2005, manufacturing costs decreased $219,000 from the same period of the prior year due to a decrease in units shipped. Other product costs increased $147,000 from the prior year, primarily reflecting $152,000 in costs associated with a move to a single contract manufacturer. Product costs for the nine months ended September 30, 2005 increased by $2.0 million, or 16%, to $14.2 million from $12.0 million in the same period last year. For the nine months ended September 30, 2005, manufacturing costs increased $1.8 million from the same period of the prior year due to an increase in units shipped and a continued shift to higher end product. Overhead costs, particularly personnel costs, increased $167,000.
     Service costs for the three months ended September 30, 2005 increased by $428,000, or 28%, to $2.0 million from $1.6 million in the same period last year. The increase includes $223,000 in personnel costs due to increased headcount, as well as a $88,000 increase in service fees paid to our third party maintenance provider and $69,000 increase in royalties related to maintenance contracts. Service costs for the nine months ended September 30, 2005 increased by $1.7 million, or 40%, to $6.1 million from $4.4 million in the same period last year. The increased service costs are due to increased personnel costs of $606,000 as a result of increased headcount in both our support and training groups, as well as a $324,000 increase in service fees to our third-party maintenance service provider, a $267,000 increase in product used to support maintenance contracts and $310,000 increase in royalties related to maintenance contracts.
     In connection with the acquisition of Mentat, we recorded $7.2 million of purchased intangible assets, including developed technology, customer contracts and relationships and tradename. These assets have useful lives ranging from one to six years. During the three and nine months ended September 30, 2005, amortization expense of $401,000 and $1.2 million, respectively, was included in cost of revenues.
     RESEARCH AND DEVELOPMENT
     Research and development expenses of $5.5 million in the three months ended September 30, 2005 were up $1.7 million, or 45%, from $3.8 million in the same period last year. Research and development expenses of $16.2 million in the nine months ended September 30, 2005 were up $5.1 million, or 46%, from $11.1 million in the same period last year. The increased costs are primarily attributable to increased salaries and related personnel expenses. For the three months ended September 30, 2005, personnel related expenses increased $1.2 million, including $217,000 in amortization of stock-based compensation related to the Mentat acquisition and $1.0 million related to the increase in headcount, which went from 85 at September 30, 2004 to 108 at September 30, 2005. The headcount increase was primarily attributable to the engineering resources acquired as a part of the Mentat acquisition in December 2004. Consulting fees increased $136,000. Depreciation and other facilities related expenses increased $114,000 and were primarily related to the Mentat acquisition. For the nine months ended September 30, 2005, personnel related expenses increased $3.7 million, including $651,000 in amortization of stock-based compensation related to the Mentat acquisition and $3.1 million related to the increase in headcount. Depreciation and other facilities related expenses increased $575,000 and were also primarily related to the Mentat acquisition. Research and development expenses represented 22% and 20% of net revenues for the three and nine months ended September 30, 2005, respectively, compared to 16% and 17% for the same periods in the prior year.
     SALES AND MARKETING
     Sales and marketing expenses increased to $8.9 million in the three months ended September 30, 2005, an increase of $540,000, or 6%, from $8.3 million in the same period last year. Sales and marketing expenses increased to $28.1 million in the nine months ended September 30, 2005, an increase of $2.9 million, or 12%, from $25.2 million in the same period last year. For the three months ended September 30, 2005, increases included personnel costs and various marketing program related costs. Personnel related costs, including salaries, bonuses and employee benefits increased $737,000 as headcount increased from 104 at September 30, 2004 to 123 at September 30, 2005, partially offset by a $352,000 decrease in commission expenses due to lower net revenues. Marketing program costs increased $156,000 from the same period last year. For the nine months ended September 30, 2005, increases included personnel costs, demonstration units and various channel marketing program related costs. Personnel related costs, including salaries, bonuses and commissions increased $2.2 million from the same period last year. The cost of demonstration units grew $295,000 as a result of the introduction of two new PacketShaper products and Mentat’s SkyX products to our customer base. The cost of various marketing programs increased $364,000 as we introduced new channel marketing programs in the third quarter of 2004, replacing previous channel rebate programs. Sales and marketing expenses represented 36% and 35% of net revenues for the three and nine months ended September 30, 2005, respectively, compared to 36% and 38% for the same periods in the prior year.
     GENERAL AND ADMINISTRATIVE
     General and administrative expenses of $1.8 million in the three months ended September 30, 2005 increased $237,000, or 15%, from $1.5 million in the same period of last year. Increases included professional services of $141,000, particularly audit and tax related expenses, and personnel costs of $62,000, primarily wages. General and administrative expenses of $5.0 million in the nine months ended September 30, 2005 increased $645,000, or 15%, from $4.4 million in the same period of last year. Increases included personnel related costs of $444,000 and professional services, mainly tax related consulting, of $293,000. General and administrative expenses represented 7% and 6% of net revenues for the three and nine months ended September 30, 2005, respectively, unchanged from the 7% and 6% reported for the three and nine months ended September 30, 2004, respectively.
     OTHER INCOME, NET
     Other income, net consists primarily of investment income from our cash, cash equivalents and investments. Other income, net increased to $776,000 in the three months ended September 30, 2005 from $308,000 for the same period last year. Other income, net increased to $1.9 million in the nine months ended September 30, 2005 from $672,000 for the same period last year. The increases were primarily due to increased investment yields and increased investment balances as well as a decrease in interest expense, as we had no debt during the three and nine months ended September 30, 2005.
     INCOME TAX PROVISION
     The effective tax rate for the three and nine months ended September 30, 2005 was approximately 19%, compared to 10% for the three and nine months ended September 30, 2004. The increase was attributable to a shift in the mix of taxable income among the various jurisdictions where we do business. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.
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
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $113.0 million at September 30, 2005 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
     We have contractual obligations in the form of operating leases. These are described in further detail in Note 5 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of September 30, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Remainder of 2005	1 – 3 years	3 – 5 years	More than 5 years
Cash obligations not reflected in Balance Sheet
Operating lease obligations	$3,749	$504	$2,978	$214	$53
Purchase obligations	3,741	3,741	—	—	—

Total	$7,490	$4,245	$2,978	$214	$53

Sources and Uses of Cash
     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $20.8 million during the nine months ended September 30, 2005 to $113.0 million. The increase during the nine months was primarily due to net income of $10.1 million, increased deferred revenue of $9.1 million and proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan totaling $5.0 million, offset by purchases of property and equipment totaling $1.5 million.
     Operating Activities. Cash provided by operating activities was $19.0 million in the nine months ended September 30, 2005, up from $13.8 million in the same period last year. The increase was primarily due to net income of $10.1 million and the increase in deferred revenue of $9.1 million, of which $3.6 million relates to a revenue deferral for channel inventory in excess of the Company’s revenue policy, $1.3 million relates to the buyout of a license agreement by a Mentat OEM customer discussed in further detail in Note 5 of the Notes to Condensed Consolidated Financial Statements and the balance relates to an increase in the number of support contracts outstanding.
     Investing Activities. Cash used in investing activities in the nine months ended September 30, 2005 was $3.4 million, compared to $4.7 million in the same period last year, primarily reflecting transactions in marketable securities, purchases of property and equipment and the costs related to the Mentat acquisition. Among our investment policy objectives are preserving of principal, meeting liquidity needs and delivering good yields in relationship to the policy guidelines and market conditions. Changes in our investment portfolio are made in response to the market outlook and fluctuations in interest rates.
     Financing Activities. For the nine months ended September 30, 2005, cash provided by financing activities was $5.0 million, compared to $3.0 million in the same period last year, reflecting proceeds from employee option exercises and the Employee Stock Purchase Plan.
     RECENT ACCOUNTING PRONOUNCEMENTS
     The impact of recent accounting pronouncements is discussed in Note 14 of the Notes to the Condensed Consolidated Financial Statements.
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
OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE
     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:
-	the timing and size of orders and shipments of our products;

-	the mix of products we sell;

-	the mix and effectiveness of the channels through which those products are sold;

-	the average selling prices of our products; and

-	the amount and timing of our operating expenses.
     In the past, revenue fluctuations resulted primarily from variations in the volume and mix of products sold and variations in channels through which products were sold. For example, our revenues for the quarter ended September 30, 2005 were below analyst expectations due to shortfalls in expected product revenues in each of our regions, but also in part due to certain issues with our channel inventory levels, primarily in our Asia Pacific region, which resulted in our need to defer recognition of revenue on approximately $3.6 million in product sales. In addition, as an increasing portion of our revenues are derived from larger sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. Total operating expenses may fluctuate between quarters due to the timing of spending. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.
WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES
     We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., Juniper Networks, Inc., F5 Networks, Inc., other switch/router vendors, security vendors and several small private companies that utilize competing technologies to provide bandwidth management and compression. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Traffic Management solutions.
     Some of our competitors and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, prospective customers who are extremely confident in and committed to the product offerings of our competitors, and therefore are unlikely to buy our products. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the WAN Application Traffic Management solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business. Similarly, our business can be harmed by current or prospective competitors who make announcements claiming superior performance or other advantages regardless of whether such products are currently available in the market.
IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW OR WE MAY LOSE CUSTOMERS AND MARKET SHARE
     Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products and features that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The WAN Application Traffic Management solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:
-	develop and maintain competitive products;

-	enhance our products by adding innovative features that differentiate our products from those of our competitors and meet the needs of our larger customers;

-	bring products to market and introduce new features on a timely basis at competitive prices;

-	integrate acquired technology into our products;

-	identify and respond to emerging technological trends in the market; and

-	respond effectively to new technological changes or new product announcements by others.
     If we are unable to effectively perform with respect to the foregoing, or if we experience delays in product development, we could experience a loss of customers and market share. We have experienced such delays in the past and recently we announced that we have experienced a delay in the integration of certain technology we acquired from Mentat.

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
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 49% and 53% of net revenues for the three and nine months ended September 30, 2005, respectively, compared to 59% of net revenues for all of 2004. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
     We intend to expand operations in our existing international markets and to enter new international markets, which will demand management attention and financial commitment. We may not be able to successfully sustain and expand our international operations. In addition, a successful expansion of our international operations and sales in foreign markets will require us to develop relationships with suitable indirect channel partners operating abroad. We may not be able to identify, attract, manage or retain these indirect channel partners.
     Furthermore, to increase revenues in international markets, we will need to continue to establish foreign operations, to hire additional personnel to run these operations and to maintain good relations with our foreign indirect channel partners. To the extent that we are unable to successfully do so, or to the extent our foreign indirect channel partners are unable to perform effectively, our growth in international sales may be limited.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting in each of our annual reports. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal controls over financial reporting, which will result in continued commitment of significant financial and managerial resources.
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
     We cannot assure you that our indirect channel partners will market our products effectively, receive and fulfill customer orders of our products on a timely basis or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to continue to expand our field sales and support staff as needed. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, our indirect channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would harm our sales. For example, our revenues for the quarter ended September 30, 2005 were below analyst expectations in part due to certain issues with our channel sales, particularly in our Asia Pacific region, which resulted in the deferral of approximately $3.6 million of revenue due to channel inventory in excess of our policy.
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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended September 30, 2005, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 12% of net revenues, respectively. For the nine months ended September 30, 2005, sales to the same two customers accounted for 23% and 13% of net revenues, respectively. For the three months ended September 30, 2004, sales to two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 16% of net revenues, respectively. For the nine months ended September 30, 2004, sales to the same two customers accounted for 23% and 19% of net revenues, respectively. We expect that our largest customers in the future could be different from our largest customers today. End users can stop purchasing and indirect channel partners can stop marketing our products at any time. We cannot assure you that we will retain these indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
     Additionally, we monitor and track channel inventory with our distributors in order to estimate end user requirements. Overstocking could occur if reports from our distributors about expected customer orders are inaccurate, if customer orders are not fulfilled in a forecasted quarter or the demand for our products were to rapidly decline due to economic downturns, increased competition, underperformance of distributors or the introduction of new products by our competitors or ourselves. This could cause sales and cost of sales to fluctuate from quarter to quarter. For the three months ended September 30, 2005, we deferred revenue of $3.6 million related to inventory in our distribution channel in excess of our policy, compared to no deferral for the same period of the prior year.
OUR RELIANCE ON SALES OF OUR PRODUCTS BY OTHERS AND THE VARIABILITY OF OUR SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS
     The timing of our revenues is difficult to predict because of our reliance on indirect sales channels and the variability of our sales cycle. The length of our sales cycle for sales through our indirect channel partners to our end users may vary substantially depending upon the size of the order and the distribution channel through which our products are sold.
     We generally operate a book/ship business and as a result have limited unfulfilled product orders at any point in time. Substantially all of our revenues in any quarter depend upon customer orders that we receive and fulfill in that quarter. To the extent that an order that we anticipate will be received and fulfilled in a quarter is not actually received in time to fulfill prior to the end of that quarter, we will not be able to recognize any revenue associated with that order in the quarter. If revenues forecasted in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected. The greater the volume of an anticipated order, the lengthier the sales cycle for the order and the more material the potential adverse impact on our operating results if the order is not timely received in a quarter. In addition, as an increasing portion of our revenues is now derived from larger sales, the risk of delayed sales having a material impact on quarterly performance has increased. Furthermore, because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products or the loss of any significant indirect channel partner could harm our business.
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
     Our products are complex and may contain undetected defects, errors or failures in either the hardware or software. In addition, because our products plug into our end users’ existing networks, they can directly affect the functionality of the network. Furthermore, end users rely on our products to maintain acceptable service levels. We have in the past encountered errors in our products, which in a few instances resulted in network failures and in a number of instances resulted in degraded service. To date, these errors have not materially adversely affected us. Additional errors may occur in our products in the future. In particular, as our products and our customers’ networks become increasingly complex, the risk and potential consequences of such errors increases. The occurrence of defects, errors or failures could result in the failure of our customer’s network or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business. In particular, when a customer experiences what they believe to be a defect, error or failure, they will often delay additional purchases of our product until such matter is addressed or consider products offered by competitors.
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
     We currently have agreements with two contract manufacturers, SMTC and Plexus, pursuant to which we outsource all of our manufacturing requirements. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2005, we have 21 issued U.S. patents and 63 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of September 30, 2005 and comparable fair values as of December 31, 2004 (in thousands):

					September	December
	Amortized Cost as of September 30, 2005				30, 2005	31, 2004
Expected Maturity Date	2005	2006	2007	Total	Fair Value	Fair Value
Cash equivalents	$34,890	$—	$—	$34,890	$34,859	$12,904
Weighted-average rate	3.72%	—	—

Short-term investments	36,717	36,797	—	73,514	73,355	66,512
Weighted-average rate	3.16%	3.32%	—

Long-term investments	—	—	3,308	3,308	3,299	10,019
Weighted-average rate	—	—	4.31%

Total investment portfolio	$71,607	$36,797	$3,308	$111,712	$111,513	$89,435

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

ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 28th day of October, 2005.

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