Form 10-K
period 2005-12-31
PACKETEER INC
filed 2006-03-16
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.001 Par Value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑
     Based on the closing sale price of the common stock on the Nasdaq National Market on June 30, 2005, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $416,641,817. Shares of common stock held by each officer and director and by each person known by the Registrant to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 34,500,375 at March 7, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Information required by Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

PART I

ITEM 1.	BUSINESS
      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, the geographical dispersion of our sales, expected tax rates, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law. See “RISK FACTORS” appearing in Item 1A.
OVERVIEW
      Packeteer is a global leader in wide-area network, or WAN, Application Optimization. According to a 2005 report by industry analyst IDC, Packeteer leads the market with a 36 percent share. Packeteer delivers superior application performance and end user experience through the PacketShaper® family of scalable appliances. An “intelligent overlay”, bridging business frontlines and IP networks, the Packeteer solution provides visibility, control, compression, acceleration and management of application traffic across all WAN links.

Enterprise Frontline and Network Disconnect
      Today’s distributed enterprises pose unprecedented demands on WANs, which often connect thousands of offices and people across hundreds or thousands of miles. As application outages and frustrated users threaten business productivity, application performance has taken on greater importance.
      With thousands of diverse applications sharing limited network resources, performance of business-critical applications such as SAP, Oracle, Citrix and PeopleSoft can be degraded due to recreational and malicious applications, such as viruses, P2P and gaming. Low capacity enterprise networks that lack application intelligence are not designed to address this challenge. Their packet-based, best effort approach simply does not keep up with branch office operations and bottom line considerations. To mitigate this disconnect, organizations are driven to launch expensive band-aid initiatives — often with disappointing results.

Scalable Solution of Proven Technologies
      Packeteer provides an “intelligent overlay” of key technologies for WAN Application Optimization. Building on an enterprise’s existing infrastructure, Packeteer’s scalable platform is designed to provide for optimal delivery and performance of networked applications by consolidating best of breed and field proven technologies that provide:

•	Visibility into real time performance at the Layer 7 identification level — a mandatory first step in dramatically improving efficiency and simplifying the management of network applications, capacity planning and troubleshooting.

•	Control over networked applications to deliver comprehensive quality of service, or QoS, to ensure availability of an enterprise’s most critical business processes.

•	Acceleration of critical business applications to improve performance and expand network capacity through advanced compression, protocol and application-specific acceleration technologies.

•	Management of both small and large unit deployments for low total cost of ownership, or TCO, administration, with time-saving automation and powerful central management software.
      We believe that no other company offers a solution with such comprehensive integrated capabilities. The Packeteer family of scalable appliances can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each PacketShaper® appliance can be configured with software modules to deliver a range of WAN Application Optimization capabilities, including monitoring for network and application visibility, shaping for controlling application traffic and compression for increased link capacity. In addition, each appliance can be managed individually or as an integrated policy-based system distributed across multiple locations, using our PolicyCenter® software product. Centralized reporting for multiple appliances is also available using our ReportCentertm software product. Our SkyX® products and technologies enhance the performance and efficiency of Internet and private network access, accelerating applications over satellite and long-haul networks.
      Packeteer’s products are deployed at more than 7,000 companies in more than 50 countries. To date we have shipped more than 45,000 units. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.
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
INDUSTRY BACKGROUND
      The Internet and TCP/IP networking have enabled a new generation of interactive applications to allow information to be exchanged and business processes to be distributed beyond the traditional boundaries of the enterprise. As a result, these distributed applications empower companies to conduct business with employees, customers, partners and suppliers regardless of their physical location.
      Networked computing has created new challenges for IT managers. As more core business applications, such as SAP and Oracle, become distributed and Web-enabled, and the use of video over IP and voice over IP, or VOIP, increases, the amount of network data increases dramatically. This increase in data makes it difficult for businesses to ensure the performance of their applications. Further, enterprise users access graphic-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access peer-to-peer applications, instant messaging and other critical and non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.
      Unlike early non-interactive applications that did not require real-time responsiveness, today’s business applications depend on timely access to data and real-time transaction responses to ensure productivity and a high quality of experience for end users.

The WAN/Application Bottleneck
      The adoption of Fast Ethernet and Gigabit Ethernet technologies has reduced network congestion on the local area network, or LAN. Simultaneously, the deployment of fiber infrastructure in the service provider backbone has also reduced bandwidth contention in that portion of the network. However, the bridge between the two, the WAN access link, has remained the slow link in the chain, forming a bandwidth bottleneck. WAN access link capacity is often constrained, expensive and difficult to upgrade. When faced with bandwidth contention at the bottleneck, TCP/IP does not provide a means to give preferential treatment to select applications because it operates primarily on a “best-effort” basis. In enterprise networks that are overwhelmed by increasing amounts of both non-critical and mission-critical traffic, unmanaged congestion at the WAN access link undermines application performance and can result in impaired productivity and lost revenues.
      Today’s enterprise networks require solutions that ensure mission-critical application performance, increase network efficiency, and enable the convergence of data, voice and video traffic. Superior application performance, good user experience and high user productivity — especially at branch locations — are primary focus areas for IT departments. At the same time, they seek to leverage investments in application software and proactively control recurring network costs by optimizing bandwidth utilization.
      Many existing and newly emerging telecommunications service providers are also seeking to address the needs of distributed enterprises. Service providers have traditionally functioned as WAN bandwidth suppliers, leasing data lines and selling Internet access to businesses and consumers. In the face of heightened competition, service providers are seeking to differentiate themselves by offering tiered services in order to attract and retain customers and increase profitability. These offerings include web hosting, application outsourcing and managed network services. To deliver these services, service providers must be able to ensure network and application performance and better manage and allocate network resources.

Limitations of Existing Approaches
      Businesses and service providers currently employ several approaches in an attempt to increase the performance of networked applications across the WAN. These approaches include the following:
      Adding bandwidth and infrastructure to over-provision the network. This approach requires expensive upgrades to WAN access links and associated network equipment. Additional bandwidth may be unavailable in many international markets. Moreover, incremental increases in bandwidth may only temporarily alleviate network congestion, and do not ensure that the additional bandwidth is available to mission critical applications, leaving the following problems unresolved:

•	Increases in bandwidth tend to be consumed quickly by latent user demand, and often disproportionately by non-mission critical traffic;

•	Deployment costs and increases in recurring service charges can be prohibitively expensive, especially for networks with many remote sites and for international networks;

•	There is no visibility into application performance to enable effective capacity planning; and

•	Over-provisioning results in network under-utilization and wasted expense during non-peak periods.
      Implementing queuing-based approaches in existing network devices. Queuing technologies provide some degree of prioritization and are frequently incorporated in routers, which are devices that forward data packets from one network to another. These implementations engage only after queues form, and attempt to provide QoS by reordering packets and then discarding packets when the queues overflow. Queuing-based approaches typically identify and prioritize traffic based on rudimentary characteristics such as port number, a simplistic mechanism to coordinate the transmission of application data, IP address or protocol type. While these approaches can alleviate some of the bandwidth contention problems, they are inadequate to handle a complex mix of interactive and real-time mission-critical applications for the following reasons:

•	Queuing-based approaches do not control inbound traffic flowing from the WAN to the LAN;

•	Queuing-based approaches are reactive and address congestion after the fact, rather than preventing it from occurring;

•	Congested queues result in packet loss, retransmissions and delays that waste bandwidth and undermine application response times;

•	Limited traffic classification capabilities inadequately distinguish between different types of applications, resulting in sub-optimal prioritization of traffic; and

•	Queuing does not directly control end-to-end application performance.
      Deploying point solutions such as compression technologies. Products are available which only compress traffic. Although compression alone can effectively increase network capacity, the network and application performance problems are not necessarily eliminated. The TCP/IP protocol is inherently bursty, so even compressed non-critical applications may still consume the available bandwidth. In addition, the following problems are also introduced when deploying traditional compression technologies:

•	Latency, or the amount of time it takes a packet to travel from source to destination, which can negatively affect performance;

•	Non selective compression, which results in some already compressed application traffic being delayed with no discernable benefit to performance; and

•	Difficulty in configuring and maintaining compression tunnels.
      Installing network management tools that may only monitor. Several vendors provide software that analyzes and monitors network traffic. While these products enable network administrators to determine how bandwidth is being utilized, thereby identifying where bandwidth management is required, they do not comprise a complete solution for the following reasons:

•	Traditional network management tools only monitor and report network performance and bandwidth utilization, without offering a means to fix or resolve performance problems; and

•	As is the case with queuing-based approaches, traditional network management tools are reactive in that they detect problems, but do not prevent similar problems in the future.

Packeteer’s Enterprise Opportunity
      As more enterprise applications become Web-enabled, VOIP becomes more widely deployed and MultiProtocol Label Switching, or MPLS, and Internet Protocol- Virtual Private Network, or IP-VPN, strategies cause network consolidation, both businesses and service providers are seeking ways to cost-effectively manage bandwidth, ensure application performance and increase network efficiency. As mission-critical applications compete with non-critical traffic for limited network resources, enterprises require a solution that not only monitors and reports on network performance problems, but also provides the means to fix such problems. As the complexity of their network infrastructures increases, enterprises seek solutions that integrate easily into the existing network and are cost-effective to deploy and maintain. In response to growing competition, service providers are looking to create new revenue streams by offering differentiated network and application-based services that meet the needs of enterprise customers. Whether the solution is implemented by the enterprise or purchased from a service provider, effectively managing the performance of mission-critical WAN applications is essential for fast business.

The Packeteer Solution
      Packeteer is a leading provider of WAN Application Optimization systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable IT organizations to effectively optimize applications and performance while providing measurable cost savings in WAN investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. Packeteer’s WAN Application Optimization solution is based on the following:

•	Visibility. Before an organization can control application performance on the WAN, it needs to know what is running on its network and how the network is performing. Packeteer’s monitoring capabilities involve automatic identification and classification of traffic through Layer 7, the applications layer, which is the highest layer in the industry standard Open Systems Interconnection, or OSI, model. This application-layer insight is designed to enable organizations to analyze application performance and network utilization accurately. Packeteer’s performance analysis determines response times, delays, link utilization, and other crucial metrics. Depending on the size of the Packeteer deployment, performance analysis may be captured via onboard or centralized reporting.

•	Control. Once an organization knows what is running on its network and how the network is performing, it can use Packeteer’s control capabilities to set policies that align application performance in support of business needs. PacketShaper appliances allow mission-critical applications to perform efficiently and reliably by allocating varying amounts of bandwidth to applications depending on their relative importance. For instance, network managers can tailor policy management and bandwidth allocation to suit the requirements of particular applications or traffic, such as Citrix, SAP, video over IP and VOIP. Meanwhile, peer-to-peer file sharing, casual web browsing and other unsanctioned traffic can be eliminated or minimized, depending on an organization’s available network resources and business priorities.

•	Compression and Acceleration. Once an organization sets controls to protect critical applications and contain non-critical traffic, the next step is to deploy compression to stretch the current network capacity and further improve application performance by ensuring that the extra capacity goes to critical applications first. The PacketShaper Compression Module provides a software option that applies application-intelligent compression, latency management and tunnel management to accelerate policy-managed business traffic. Packeteer SkyX appliances provide protocol acceleration (TCP and Web) over satellite, long-haul and other latency sensitive WAN links. Capabilities include Xpress Transport Protocol, or XTP, Web prefetch and multicast content distribution.

•	Centralized Management. Packeteer appliances can provide reports describing current and historical network performance. Comprehensive reports, graphs and tables enable network managers to refine bandwidth management policies, evaluate efficiency and plan capacity. Managers can set, enforce and monitor service-level agreements, which quantify desired QoS for a particular application or customer. Packeteer’s PolicyCenter, a Windows based software solution, is designed to simplify deployment of multiple Packeteer appliances by centralizing policy and software upgrade distribution and providing a summary view of all managed appliances. Packeteer’s ReportCenter, also a Windows based software solution, is designed to provide centralized analysis and reporting for Packeteer system deployments.
      Packeteer products are designed to enable businesses and service providers to realize the following key benefits:

•	Gain Application and Network Performance Visibility and Insight. Packeteer systems provide valuable historical and real-time information about application performance and network utilization through an easy-to-use browser interface. Network managers gain a better understanding of the nature of traffic running on their networks and the problems and inefficiencies associated with that traffic.

•	Ensure Proper Performance for Mission-Critical Applications. Policy-based bandwidth allocation protects bandwidth for mission-critical applications such as SAP, Oracle and Siebel, and video over IP or VOIP, preventing disruptions from less urgent applications such as file transfers, peer-to-peer file sharing or casual Web browsing.

•	Permit Easy Deployment. Packeteer systems install easily, and automatically start to discover, classify and analyze network traffic and suggest policies to optimize performance. They complement the existing network infrastructure, require no router reconfiguration or desktop changes and are designed not to disrupt network connectivity in the event of software or hardware failure.

•	Increase Effective and Available Bandwidth. Packeteer systems intelligently increase effective bandwidth and, through integration with our advanced monitoring and shaping capabilities, enable the additional bandwidth to be utilized by mission-critical applications.

•	Enable Interactive Services. VOIP, video over IP and other streaming media require guaranteed bandwidth in order to achieve minimum quality requirements. By using Packeteer systems to set minimum bandwidth guarantees and priority, enterprises and service providers can deliver smooth and predictable performance of these delay-sensitive multimedia services.

•	Increase Network Efficiency. Packeteer systems improve network efficiency and help delay expensive capacity upgrades by managing non-critical traffic to reduce retransmission overhead and smooth the variability in bandwidth utilization.
STRATEGY
      Our objective is to be the leading provider of WAN Application Optimization systems that give enterprises and service providers a new layer of control for applications delivered across intranets, extranets and the Internet. Key elements of our strategy include:
      Focus on Enterprise Performance Needs for Distributed Enterprises. We are focused on providing high performance, easy-to-use and cost-effective solutions to distributed enterprises whose businesses rely on networked applications. For these businesses, managing mission-critical application performance user experience and productivity will continue to be competitive requirements. As network applications and services continue to proliferate, we believe that application performance will become an increasingly important requirement for maintaining an efficient enterprise network. We believe we have established a differentiated market position based on our development of a comprehensive solution and our early market leadership and brand awareness. We intend to continue to direct our development, sales and marketing efforts toward addressing the application performance needs of large, distributed enterprises.
      Continue to Build Indirect Distribution Channels. We currently have over 500 value-added resellers, distributors and systems integrators that sell our products in over 50 countries. On a worldwide basis, our largest distributors include Afina, Alternative Technology, Inc., Computer Links, Lan Systems Pty., Macnica, Inc., Net One Systems Company, Ltd., Transition Systems Asia Pte. Limited, and Westcon, Inc. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers and systems integrators. We believe this strategy will enable us to increase the worldwide deployment of our products.
      Expand Presence in Telecommunications Service Provider Market. We are actively pursuing opportunities in the telecommunications service provider market and currently have a variety of telecommunications service provider customers, including Equant/France Telecom and NTT Communications. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our PacketShaper systems enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.
      Expand Presence in the Managed Application Services Market. We are actively pursuing opportunities in the managed application services market and currently have several managed application service provider customers, including Equant/France Telecom and NTT Communications using our managed application service features. Our software’s application discovery and policy based application management features are designed to enable managed application service providers to quickly and cost-effectively deliver secure, measured and performance-assured application services tailored to the needs of specific markets and customers. Such features enable service providers to deliver managed services which provide ongoing visibility into customer network traffic and enhance the application performance of their customers’ priority applications.
      Extend WAN Application Performance Technology Leadership. Our technological leadership is based on our sophisticated traffic classification, flexible policy setting capabilities, precise rate control expertise, compression and acceleration technologies and ability to measure response time and network performance. We intend to invest our research and development resources to increase performance by handling higher speed WAN connections, increase functionality by identifying and managing additional applications or traffic types and increase system modularity. We also plan to invest our research and development resources to develop new leading-edge technologies for emerging markets. These development plans include extending our solutions to incorporate in-depth application-management techniques that will improve performance and heighten internal network security.
PRODUCTS
      Packeteer’s WAN Application Optimization products are designed to solve network and application performance problems through a family of appliances with multiple software options that provide visibility into application performance and network utilization, control over network performance and network utilization, compression and protocol acceleration to accelerate performance and increase WAN capacity.
      PacketShaper is designed to provide application traffic monitoring that builds on our industry-leading Layer 7 traffic classification, analysis and reporting technology to provide visibility into network utilization and application performance. PacketShaper ISP is designed to enable service providers to create differentiated services through fast and efficient bandwidth provisioning and management. The PacketShaper family currently includes the 1200, 1550, 2500, 6500, 9500 and 10000 models.
      The Shaping Module for PacketShaper is a software option designed to provide application-based traffic and bandwidth management to deliver predictable, efficient performance for applications running over the WAN and Internet. This module provides QoS using state-of-the-art bandwidth, traffic, service-level and policy management technology.
      The Compression Module for PacketShaper is a software option designed to provide increased throughput for application traffic through compression technology. Combining Layer 7 classification, traffic shaping and application-intelligent compression raises the level of control customers have over the performance of their network applications and associated bandwidth costs.
      PolicyCenter is a directory-based policy management application that is designed to enable Packeteer’s enterprise and service provider customers to broadly deploy, scale and manage application QoS throughout the network. PolicyCenter is a lightweight directory access protocol, or LDAP, directory-enabled application running under Windows that enables customers to centrally administer and update policies, software versions, and device status for Packeteer-based networks.
      ReportCenter is an application that is designed to aggregate metrics from large deployments and create organization — wide reports to manage trends and provide support for capacity planning and usage analysis. ReportCenter lowers the cost of ownership for large deployments of PacketShaper appliances, improves the quality of information and eases administrative overhead.
      SkyX Accelerator products are designed to provide network and application acceleration over satellite and long-haul networks. Capabilities include Xpress Transport Protocol, or XTP, Web prefetch and multicast content distribution. The product line includes the XR10, XH45 and XH155 models.
TECHNOLOGY
      We differentiate our solution by combining our knowledge of enterprise applications with our expertise in underlying network protocols. We have invested heavily in developing proprietary software and related technologies and, as of December 31, 2005, we have 22 issued U.S. patents and 62 pending U.S. patent applications. In particular, we have developed technology in these major areas: sophisticated traffic discovery and classification, application-based response time measurement, flexible policy definition and enforcement, precise traffic flow management and intelligent compression algorithms. These technologies help define Packeteer’s core value proposition and meet customer requirements for a WAN Application Optimization system capable of delivering comprehensive visibility, control and compression technologies.

Sophisticated Traffic Discovery and Classification
      We believe the ability to automatically detect and classify an extensive collection of applications and protocols differentiate Packeteer systems from other WAN Optimization technologies. Sophisticated traffic classification is crucial to understanding network congestion and to targeting appropriate bandwidth-allocation policies. Network software or devices that claim QoS features typically offer rudimentary solutions that can identify traffic based only on protocol type or port numbers. This approach limits application-specific QoS capabilities because these products do not recognize the detailed information required to make intelligent classification decisions. Packeteer systems discover and classify traffic by focusing on content and applications, where value to the end user lies.
      Relying only on more basic traffic classification prevents network managers from discovering important traffic trends and limits policy setting. Sophisticated application traffic types such as VOIP, Oracle and Citrix cannot be identified using rudimentary traffic classification schemes. Packeteer systems identify traffic markers, detect changing or dynamic port assignments and track transactions with changing port assignments. This allows network managers with Packeteer systems to set policies and control the traffic related to an individual application, session, client, server or traffic type. Packeteer systems permit a network manager to isolate each published application running on a centralized server and can also differentiate among various applications using the same port. This ability to individually classify applications is a highly valuable tool for network managers, since both non-critical applications such as web browsing and music downloading through peer-to-peer applications and mission-critical applications such as Citrix, Oracle or SAP and critical web sites may all be assigned to the same TCP port number on a network but can be individually classified using a Packeteer system.
      Packeteer systems need no assistance from network managers to automatically detect and identify over 500 different traffic types. Without a sophisticated identification and classification capability, managers are usually unaware of the diversity of their own network traffic. In addition, managers can use our technology to define proprietary applications so that their traffic can be recognized and reported. Our technology is differentiated by its ability to recognize older enterprise protocols, such as AppleTalk, DECnet, IPX and SNA. We frequently enhance our classification capability to include new traffic types. Any traffic category can be made even more specific by adding more detailed criteria — for example, Oracle traffic to or from a particular database.

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

•	Per-session rate policies. These policies enable network managers to limit or guarantee bandwidth to each individual application session. Per-session policies allocate each session an appropriate amount of bandwidth and prevent one large session from inappropriately impacting others. Network managers specify a minimum-guaranteed rate and allow the session scaled access to additional available bandwidth. For example, a bandwidth cap for traffic prevents web browsers from competing for bandwidth required by mission-critical applications. Likewise, a guaranteed rate for audio or video streams ensures that they are not interrupted by traffic that tends to consume any available bandwidth.

•	Partitions. Partitions allow for the creation of a separate, exclusive channel within a WAN link. Partitions represent aggregate bandwidth minimums or maximums governing how much of the network can be used by a single application or traffic category. Partitions can be fixed, dedicated virtual circuits, or flexible, virtual circuits whose unused bandwidth can be shared.

•	Dynamic Subscriber Bandwidth Provisioning. Dynamic Subscriber Bandwidth Provisioning allocates bandwidth and enforces QoS policies automatically by mapping a subscriber’s traffic profile (e.g. source/destination IP address, traffic type, URL, and so forth) to a prescribed policy. This feature is a scaleable and easy-to-deploy solution that actively provisions minimum and maximum bandwidth to up to 20,000 subscribers accessing the network concurrently. In a 5-to-1 over subscription model, bandwidth for as many as 100,000 subscribers can be managed with a single PacketShaper appliance. This feature also gives service providers additional revenue opportunities through multi-tiered Internet access services (e.g. bronze, silver, gold) for dial-up, DSL, cable and wireless subscribers.

•	Priority policies. This policy capability enables network managers to assign one of eight possible priority levels to each application or traffic category. Priority policies are ideal for traffic that does not burst, non-IP traffic and traffic characterized by small, high-priority flows.

•	Admission-control policies. Network managers can use admission-control policy features to determine the response if a bandwidth guarantee cannot be satisfied. Such responses may include denying access, accommodating an additional user with less than guaranteed performance, or, for web requests, redirecting the request to another server. For example, if an online streaming-video service suffers a high-demand period and all available bandwidth is consumed, an admission-control policy could present a web page explaining that resources are busy. This allows a maximum number of users to receive a targeted service quality without degradation as new users seek to access the service.

•	Discard and never-admit policies. These policies intentionally block traffic. Discard policies toss packets without sending feedback to the sender. Never-admit policies are similar to discard policies except that the policy informs the sender that service is blocked.

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
      For example, VOIP is a UDP-based application that is particularly latency-sensitive, requiring packets to be evenly spaced to eliminate jitter. Packeteer enhances VOIP performance in two ways. First, Packeteer manages competing traffic by using rate control to constrain bursty TCP traffic. In addition, a rate policy for VOIP gives a minimum bandwidth guarantee to each flow, ensuring that each voice stream gets the bandwidth it needs for predictable performance. When there is a lull in the conversation, any unused bandwidth is re-allocated to other traffic.
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
CUSTOMERS
      We sell all of our products primarily through an established network of more than 500 distributors, value-added resellers and system integrators in more than 50 countries, complemented by our direct sales organization. In 2005, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22%, and 13% of net revenues, respectively.
MANUFACTURING
      We outsource all of our manufacturing, including warranty repair. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand. During the second half of 2005, we transitioned our manufacturing from two contract manufacturers back to only our longstanding principal manufacturer, SMTC Manufacturing Corporation, or SMTC, located in San Jose, California. The manufacturing processes and procedures for this manufacturer are ISO 9000:2000 certified.
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
      We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for the materials and components we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We submit purchase orders for quantities needed within the next 60 days. Either we or SMTC may terminate the contract without cause at any time. At that time, the terminating party must honor all open purchase orders. We believe that we carry sufficient finished goods and component inventory to cover a portion of the transition lead-time if we need to secure additional manufacturing capacity.
MARKETING AND SALES
      We target our marketing and sales efforts at channel sales partners, enterprises and service providers. Marketing and sales activities focus on reaching the corporate information technology organization managers responsible for the performance of mission-critical applications and maintenance of network performance in the enterprise. We also focus on reaching resellers and service providers that provide valued-added service offerings, such as application performance monitoring and management.
      Our marketing programs support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our WAN Application Optimization systems. Our marketing efforts include the following:

•	publication of technical, educational and business articles in industry magazines;

•	public speaking opportunities at tradeshows, conferences and analyst events;

•	electronic marketing, including web site-based communication programs, electronic newsletters and on-line end user seminars;

•	industry tradeshows, technical conferences and technology seminars; and

•	focused advertising, direct mail, public relations and analyst outreach.
      We classify our distribution channels in the following categories:

•	Channel Partners. We have teamed with value-added resellers and distributors in the industry that are distinguished by their ability to deliver comprehensive QoS solutions, their industry expertise and their commitment to customer satisfaction. We have established an indirect distribution channel, which is comprised of a network of over 500 value-added resellers, distributors and system integrators that sell our solutions in over 50 countries. These partners sell our systems and software products as well as other third-party products that are complementary to our WAN Application Optimization systems.

•	Alliance Partners. Our Alliance Partners recommend and/or resell Packeteer solutions as our combined offerings provide strategic value to enterprise customers. Our Alliance Partners include systems integrators and service providers who offer value-added services built around our Wan Optimization Solutions, as well as technology vendors whose products complement our solutions. Major industry players with whom we have such an agreement in place include Avaya, BMC, Citrix,

Dimension Data, Equant/France Telecom, HP, IBM Global Services, NTT Communications and Polycom.

      As of December 31, 2005, our worldwide sales and marketing organization consisted of 122 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located throughout the United States. In addition, we have international sales offices located throughout Europe, the Asia Pacific region and Japan.
      We believe there is a strong international market for our WAN Application Optimization solutions. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of the Americas accounted for 53%, 59% and 55% of net revenues in 2005, 2004 and 2003, respectively.
RESEARCH AND DEVELOPMENT
      As of December 31, 2005, our research and development organization consisted of 105 employees providing expertise in different areas of our software: control and compression technologies, classification, central management, user interface, platform engineering and protocol acceleration. Since inception, we have focused our research and development efforts on developing and enhancing our WAN Application Optimization solutions. In 2005, 2004 and 2003, we spent $21.8 million, $15.0 million and $12.2 million, respectively, on research and development efforts. During 2005, we introduced several new features and software versions including SkyX version 6.0, which added military standard SCPS Transport Protocol over IPv6 functionality, a new compression algorithm plug-in dubbed ICNA, which was designed to improve e-mail traffic in typical enterprise environments by enabling up to 80% compression gains, and a new Host-Analyst plug-in, which is a trouble shooting and reporting tool designed to detect network anomalies by analyzing host and traffic flow activity, as well as major upgrades to our PolicyCenter and ReportCenter management tools.
CUSTOMER SERVICE AND TECHNICAL SUPPORT
      Our customer service and support organization provides technical support services. Our technical support staff provides our customers with 24/7 support services and is strategically located in five regional service centers: in California, Hong Kong, Japan, Australia and The Netherlands. These services, which may include telephone/web support, next business day advance replacement and access to all software updates and upgrades, are typically sold as single or multi-year contracts to our resellers and end users. In addition, we have formal agreements with two third-party service providers to facilitate next business day replacement for end user customers located outside the United States covered by maintenance agreements providing this service level. We believe that these programs improve service levels and lead to increased customer satisfaction.
COMPETITION
      The WAN Application Optimization market in which we compete is a rapidly evolving and highly competitive sector of the WAN Application Optimization market. We expect competition to persist and intensify in the future as our sector becomes subject to increasing industry focus. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco Systems, Juniper Networks and other switch/router vendors, security vendors and several small private companies that sell products that utilize competing technologies to provide monitoring or bandwidth management or compression. Although none of these companies currently offer an integrated visibility, control and compression solution such as our WAN Application Optimization system, Cisco and other network equipment providers have announced products or strategies which, if released, could be directly competitive with our products. Our products compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Additionally, we face indirect competition from companies that offer enterprises and service providers’ increased bandwidth and infrastructure upgrades that increase the capacity of their networks, and thereby may lessen or delay the need for bandwidth management.

      We believe the principal competitive factors in the WAN Application Optimization market are:

•	expertise and in-depth knowledge of applications;

•	ability to ensure end user performance in addition to aggregate performance of the WAN access link;

•	ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

•	timeliness of new product introductions;

•	ability to compress traffic without decreasing throughput, performance or network capacity;

•	ability to integrate traffic classification, management, reporting and acceleration into a single platform;

•	compatibility with industry standards;

•	products that do not increase latency and packet loss;

•	size and scope of distribution network;

•	brand name; and

•	access to customers and size of installed customer base.
INTELLECTUAL PROPERTY
      We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2005, we have 22 issued U.S. patents and 62 pending U.S. patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.
      From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the market grows and the functionality of products overlaps. The results of any litigation matter are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the third-party technology. Licenses may not be available from any third-party that asserts intellectual property claims against us on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.
EMPLOYEES
      As of December 31, 2005, we employed a total of 304 full-time equivalent employees. Of the total number of employees, 105 were in research and development, 110 in sales and system engineering, 12 in marketing, 49 in customer support and operations and 28 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by Packeteer.

ITEM 1A.	RISK FACTORS
      You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
IF THE WAN APPLICATION OPTIMIZATION SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL
      The market for WAN Application Optimization is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions.
OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE
      We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:

•	the timing and size of orders and shipments of our products;

•	the mix of products we sell;

•	the mix and effectiveness of the channels through which those products are sold;

•	the geographical mix of the markets in which our products are sold;

•	the average selling prices of our products; and

•	the amount and timing of our operating expenses.
      In the past, revenue fluctuations resulted primarily from variations in the volume and mix of products sold and variations in channels through which products were sold. For example, our revenues for the three months ended September 30, 2005 were below analyst expectations due to shortfalls in expected product revenues in each of our regions, but also in part due to certain issues with our channel inventory levels, primarily in our Asia Pacific region, which resulted in our need to defer recognition of revenue on approximately $3.6 million in product sales. In addition, as an increasing portion of our revenues are derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts’ forecasts for the quarter. Total operating expenses may fluctuate between quarters due to the timing of spending. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. Tax rates can vary significantly based upon the geographical mix of the markets in which our products are sold and may also cause our operating results to fluctuate. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.
WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES
      We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., Juniper Networks, Inc., other switch/router vendors, security vendors and several small private companies that utilize competing technologies to provide bandwidth management and compression. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Also, merger and acquisition activity by other companies can and has created new perceived competitors. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Optimization solutions.
      Some of our competitors and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, prospective customers who are extremely confident in and committed to the product offerings of our competitors, and therefore are unlikely to buy our products. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the WAN Application Optimization solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business. Similarly, demand for our products could decrease if current or prospective competitors make prospective product release announcements claiming superior performance or other advantages regardless of the market availability of such products.
IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW OR WE MAY LOSE CUSTOMERS AND MARKET SHARE
      Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products and features that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The WAN Application Optimization solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Develop-

ments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors and meet the needs of our larger customers;

•	bring products to market and introduce new features on a timely basis at competitive prices;

•	integrate acquired technology into our products;

•	identify and respond to emerging technological trends in the market; and

•	respond effectively to new technological changes or new product announcements by others.
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
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
      The failure of our indirect partners to sell our products internationally will harm our business. Sales outside of the Americas accounted for 53%, 59% and 55% of net revenues in 2005, 2004, and 2003, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on the effectiveness of our internal control over financial reporting in each of our annual reports. In addition, our independent auditor must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources.
      For the year ended December 31, 2005, management’s assessment of the effectiveness of our internal control over financial reporting is included under the title “CONTROLS AND PROCEDURES” in Item 9A, and our independent registered public accounting firm’s attestation is included under the title “FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA” in Item 8. Management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to a material weakness related to the calculation of our income tax provision. Specifically, we did not maintain effective controls over (i) the reconciliation of the income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future years we may discover additional areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting for our 2006 fiscal year or beyond, or our independent auditors may be unable to provide an unqualified attestation report on our assessment. If this occurs, investor confidence and our stock price could be adversely affected.
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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In 2005, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 13% of net revenues, respectively. In 2004, sales to the same two customers accounted for 22% and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
      Additionally, we monitor and track channel inventory with our distributors in order to estimate end user requirements. Overstocking could occur if reports from our distributors about expected customer orders are inaccurate, if customer orders are not fulfilled in a forecasted quarter or the demand for our products were to rapidly decline due to economic downturns, increased competition, underperformance of distributors or the introduction of new products by our competitors or ourselves. This could cause sales and cost of sales to fluctuate from quarter to quarter. For example, for the three months ended September 30, 2005, we deferred revenue of $3.6 million related to inventory in our distribution channel in excess of our policy, compared to no deferral for the three months ended December 31, 2005.
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
WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES
      Most of our revenues have been derived from sales of our WAN Application Optimization systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues for the foreseeable future. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or new and enhanced products. A decline in demand for our WAN Application Optimization systems as a result of competition, technological change or other factors would harm our business.
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
      Our products are complex and may contain undetected defects, errors or failures in either the hardware or software. In addition, because our products plug into our end users’ existing networks, they can directly affect the functionality of those networks. Furthermore, end users rely on our products to maintain acceptable service levels. We have in the past encountered errors in our products, which in a few instances resulted in network failures and in a number of instances resulted in degraded service. To date, these errors have not materially adversely affected us. Additional errors may occur in our products in the future. In particular, as our products and our customers’ networks become increasingly complex, the risk and potential consequences of such errors increases. The occurrence of defects, errors or failures could result in the failure of our customers’ networks or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business. In particular, when a customer experiences what they believe to be a defect, error or failure, they will often delay additional purchases of our product until such matter is addressed or consider products offered by competitors.
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
      We currently rely on one contract manufacturer, SMTC, for all of our manufacturing requirements. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	decreases in manufacturing yields and increases in costs;

•	the potential for a lapse in quality assurance procedures;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

      We have no long-term contracts or arrangements with our manufacturer that guarantees product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with these manufacturers on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our third-party manufacturers or that they will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.
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
CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
      Proposed initiatives could result in changes in accounting rules, which could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results. Specifically, the adoption of SFAS 123(R), “Share Based Payments,” will require us to recognize the fair value of equity instruments provided to employees as an expense in our reported financial statements as services are performed, rather than footnote only disclosure as required in 2005 and prior periods. We expect that the adoption of this new accounting pronouncement will have a material impact on our financial statements commencing with the three months ending March 31, 2006.
CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
      As a global company, we are subject to taxation in the United States and various other countries. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws.

      In addition, we are subject to periodic audits by the IRS or other taxing authorities. We regularly assess the likelihood of unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Significant judgment is required to determine worldwide tax liabilities. The outcome of these examinations could adversely affect our operating results.
OUR INABILITY TO ATTRACT, INTEGRATE AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS
      Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, successfully integrate, retain and motivate high caliber key personnel. Competition for qualified personnel and management in the networking industry, including engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. With the exception of our CEO, we do not have employment contracts with any of our personnel. Our business will suffer if we encounter delays in hiring additional personnel as needed. In addition, if we are unable to successfully integrate new key personnel into our business operations in an efficient and effective manner, the attention of our management may be diverted from growing our business or we may be unable to retain such personnel. In November 2005 we hired a new Vice President of Human Resources and in January 2006 we hired a new Vice President of Engineering.
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
      Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2005, we have 22 issued U.S. patents and 62 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS
      We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the WAN Application Optimization solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.
IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED
      The market for WAN Application Optimization solutions is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable

ITEM 2.	PROPERTIES
      We lease approximately 69,000 square feet of administrative and research and development facilities in Cupertino, California under a lease that expires November 2007. We also lease sales offices in various locations throughout the United States, as well as an additional research and development facility in Los Angeles, California. Our international leased offices include a research and development facility located in Canada, and sales and marketing offices throughout Europe, the Asia Pacific region and Japan. We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space.

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
      A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2005, as we believe a loss is neither probable nor estimable.
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
      Our common stock has been quoted on the Nasdaq National Market under the symbol “PKTR” since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

2005:
Fourth Quarter	$12.19	$7.36
Third Quarter	14.78	11.05
Second Quarter	15.63	10.99
First Quarter	17.18	13.03
2004:
Fourth Quarter	14.97	10.17
Third Quarter	15.89	7.82
Second Quarter	16.15	11.80
First Quarter	23.10	11.95
      As of March 7, 2006, there were approximately 281 registered holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Packeteer, Inc. and the Notes thereto included elsewhere in this report, in order to understand factors that may affect the comparability of the information below. Our actual results in future periods could differ materially from the historical results set forth below as a result of a number of factors, including the risks described under the title “RISK FACTORS” in Item 1A:

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$112,941	$92,437	$72,723	$55,014	$46,661
Product and service costs	27,738	22,837	17,036	12,852	13,867
Amortization of purchased intangible assets	1,557	38	—	—	1,199

Gross profit	83,646	69,562	55,687	42,162	31,595
Operating expenses:
Research and development	21,778	14,973	12,202	10,877	12,360
Sales and marketing	38,276	35,504	26,433	23,420	22,859
General and administrative	7,222	6,061	5,494	4,636	5,832
Amortization of goodwill	—	—	—	—	11,017
Impairment of goodwill and intangibles	—	—	—	—	52,552

Total operating expenses	67,276	56,538	44,129	38,933	104,620

Income (loss) from operations	16,370	13,024	11,558	3,229	(73,025)
Other income, net	2,913	1,127	701	915	2,037

Income (loss) before provision (benefit) for income taxes	19,283	14,151	12,259	4,144	(70,988)
Provision (benefit) for income taxes	125	(383)	1,226	415	—

Net income (loss)	$19,158	$14,534	$11,033	$3,729	$(70,988)

Basic net income (loss) per share	$0.57	$0.44	$0.35	$0.12	$(2.40)

Diluted net income (loss) per share	$0.55	$0.42	$0.32	$0.12	$(2.40)

Shares used in computing basic net income (loss) per share	33,823	32,994	31,634	30,205	29,559

Shares used in computing diluted net income (loss) per share	35,065	34,502	34,364	30,718	29,559

	DECEMBER 31,

	2005	2004	2003	2002	2001

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$122,677	$92,197	$86,707	$65,474	$62,221
Working capital	103,961	73,171	75,273	53,492	52,723
Total assets	168,657	137,792	104,699	79,912	73,005
Deferred revenue	22,115	16,157	9,592	5,968	4,106
Long-term debt obligations	—	—	—	545	1,289
Total stockholders’ equity	128,607	101,959	83,418	63,401	56,624

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion, which should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in Item 8, contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the title “RISK FACTORS” in Item 1A. The Company assumes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.
OVERVIEW
      Packeteer is a leading provider of WAN Application Optimization systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable Information Technology, or IT, organizations to effectively optimize application and network resources, while providing measurable cost savings in wide area network, or WAN, investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions.
      The Packeteer WAN Application Optimization system consists of a family of scalable appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Traffic Management capabilities. PacketSeeker® provides visibility, PacketShaper® provides control, and PacketShaper Xpresstm provides compression. In addition, each appliance can be managed individually or as an integrated policy-based WAN Application Optimization system distributed across multiple locations, using our PolicyCentertm software product. Centralized reporting for multiple appliances is also available using our ReportCentertm software product.
      Our acquisition of Mentat in December 2004 expanded our solution portfolio with technology for acceleration applications over satellite and long-haul networks. The Mentat SkyX® products enhance the performance and efficiency of Internet and private network access. With a proprietary connection splitting and protocol — translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/ Internet Protocol, or TCP/ IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users.
      Packeteer’s products are deployed at more than 7,000 companies worldwide in more than 50 countries. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.
      We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business again in 2006. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Optimization market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results.

SOURCES OF REVENUE
      We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Optimization systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 76%, 81% and 83% of our net revenues in 2005, 2004 and 2003, respectively. As our installed base grows, service revenues have increased at a faster rate than product revenues, accounting for 24%, 19% and 17% of net revenues in 2005, 2004 and 2003, respectively. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are sold.
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
      Beginning in January 2005, we outsourced our manufacturing to two contract manufacturers. During the second half of 2005, we transitioned all of our manufacturing back to only SMTC, our longstanding principal manufacturer. In connection with this transition, we purchased all of the raw materials held by our other contract manufacturer for the manufacture and assembly of our product. The purchase price for these materials included a handling fee of $152,000, which was expensed by us at the time of purchase to mark the materials to the lower of cost or market consistent with our inventory valuation policies. SMTC has purchased the substantial majority of these raw materials from us at this cost, and approximately $182,000 of the materials remained in our inventory as of December 31, 2005. We expect that SMTC will purchase the majority of this inventory during the three months ending March 31, 2006 in order to meet our ongoing manufacturing requirements.
      Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our WAN Application Optimization solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We expect that our research and development expenses in 2006, excluding the impact of stock-based compensation expense, will approximate our long-term business model target of 18% of net revenues.
      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Sales and marketing is our largest cost, accounting for 34%, 38% and 36% of net revenues for 2005, 2004 and 2003, respectively. We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollars to increase in the future. We expect that sales and marketing expenses in 2006, excluding the impact of stock-based compensation expense, will approximate our long-term business model target of 30-32% of net revenues.
      General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. We expect general and administrative expenses in 2006, excluding the impact of stock-based compensation expense, will be in line with our long-term business model targets of 6-7% of net revenues.
CRITICAL ACCOUNTING POLICIES
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, sales return and rebate reserves, the valuation allowance against deferred tax assets and other liabilities, specifically warranty reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
      Generally, product revenue is recognized upon delivery. However, product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as we have established significant experience with the distributor’s product exchange activity. Additionally, when we introduce new product into our distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.
      We defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy as of December 31, 2005 or 2004.
      We have analyzed all of the elements included in our multiple element arrangements and have determined that we have sufficient vendor specific objective evidence, or VSOE, of fair value to allocate revenue to the maintenance component of our product and to training. VSOE of fair value is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.
      Inventory valuation. Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We record inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. Factors which could cause our forecasted demand to prove inaccurate include our reliance on indirect sales channels and the variability of our sales cycle; the potential of announcements of our new products or enhancements to replace or shorten the life cycle of our current products, or cause customers to defer their purchases; loss of sales due to product shortages; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering our existing products obsolete. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.
      Valuation of long-lived and intangible assets and goodwill. The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has only one Reporting Unit. Goodwill is tested for impairment annually on December 1 in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired.
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

      Sales return reserve. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at December 31, 2005 and 2004 were $1.6 million and $1.3 million, respectively.
      Rebate reserves. Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at December 31, 2005 and 2004 were $1.6 million and $1.8 million, respectively.
      Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $234,000 and $315,000 at December 31, 2005 and 2004, respectively.
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
      SFAS 109 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the three months ended December 31, 2005 and 2004, we reversed a portion of the valuation allowances on our deferred tax assets and as a result realized a benefit of $2.5 million and $2.4 million, respectively. Without the releases, our provision rate would have been closer to 12% instead of the 1% provision we reported for 2005 and closer to 14% instead of the 3% benefit we reported for 2004. Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to release a portion of the valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
      Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), “Share-Based Payments” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25

(“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.
      See Note 1 in our Notes to Consolidated Financial Statements for information regarding other recent accounting pronouncements.
RESULTS OF OPERATIONS
      The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands):

	2005 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Net revenues	$31,851	$24,835	$28,177	$28,078
Gross profit	23,812	18,206	20,720	20,908
Income from operations	5,837	2,008	4,665	3,860
Net income	9,098	2,255	4,228	3,577
Basic net income per share	0.27	0.07	0.13	0.11
Diluted net income per share	0.26	0.06	0.12	0.10

	2004 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Net revenues	$26,239	$23,052	$21,642	$21,504
Gross profit	19,772	17,173	16,010	16,607
Income from operations	3,870	3,477	2,143	3,534
Net income	5,688	3,408	2,084	3,354
Basic net income per share	0.17	0.10	0.06	0.10
Diluted net income per share	0.16	0.10	0.06	0.10

      The following table sets forth certain financial data as a percentage of net revenues for the periods indicated, however, these historical operating results are not necessarily indicative of the results for any future period:

	2005	2004	2003

Net revenues:
Product revenues	76%	81%	83%
Service revenues	24	19	17

Total net revenues	100	100	100
Cost of revenues:
Product costs	17	18	17
Service costs	7	7	6
Amortization of purchased intangible assets	2	—	—

Total cost of revenues	26	25	23
Gross margin	74	75	77
Operating expenses:
Research and development	19	16	17
Sales and marketing	34	38	36
General and administrative	6	7	8

Total operating expenses	59	61	61

Income from operations	15	14	16
Interest and other income	2	1	1
Interest and other expense	—	—	—

Income before provision (benefit) for income taxes	17	15	17
Provision (benefit) for income taxes	—	(1)	2

Net income	17%	16%	15%

OVERVIEW OF RESULTS OF OPERATIONS FOR 2005
      Net revenues for 2005 were $112.9 million, an increase of 22% over 2004. Gross profit was $83.6 million, or 74% of net revenues, and operating income was $16.4 million. During the comparable period a year ago, net revenues were $92.4 million, gross profit was $69.6 million, or 75% of net revenues, and operating income was $13.0 million.
      The increase in revenues was attributable to both an increase in the percentage of our higher end, or core, units shipped relative to all units shipped and the number of units under maintenance contracts. During 2005, we continued to invest in our operations, with operating expenses of $67.3 million increasing $10.8 million, or 19%, from $56.5 million reported in 2004. In particular, we added personnel in operations, sales and research and development.
      During 2005, we generated $28.9 million of cash from operating activities, compared to $21.4 million generated in 2004. At December 31, 2005 we had cash, cash equivalents and investments of $122.7 million, accounts receivable of $15.8 million and deferred revenues of $22.1 million.
NET REVENUES
      Net revenues increased to $112.9 million in 2005 from $92.4 million in 2004 and from $72.7 million in 2003. The increase from 2004 to 2005 was $20.5 million, or 22%, and the increase from 2003 to 2004 was $19.7 million, or 27%. Product revenues increased to $85.6 million in 2005 from $74.6 million in 2004 and from $60.3 million in 2003. Both the increase from 2004 to 2005 of $11.0 million, or 15%, and the increase from 2003 to 2004 of $14.3 million, or 24%, were primarily due to an increase in the number of core units shipped from year to year. There were no significant changes in selling prices during any of the periods presented.
      Service revenues increased to $27.4 million in 2005 from $17.9 million in 2004 and from $12.4 million in 2003. Both the increase from 2004 to 2005 of $9.5 million, or 53%, and the increase from 2003 to 2004 of $5.5 million, or 44%, were due primarily to increases in the number of units under maintenance contracts.
      For 2005, net revenues in the Americas increased to $52.6 million, from $37.9 million in 2004 and $32.8 million in 2003. Sales in the Americas accounted for 46%, 41% and 45% of net revenues for 2005, 2004 and 2003, respectively. Net revenues in Asia Pacific were $27.7 million, $25.0 million and $21.6 million, or 25%, 27% and 30% of net revenues in 2005, 2004 and 2003, respectively. Net revenues in Europe, the Middle East and Africa, or EMEA, of $32.6 million, $29.5 million and $18.3 million, represented 29%, 32% and 25% of net revenues in 2005, 2004 and 2003, respectively.
      In 2005, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22%, and 13% of net revenues, respectively. In 2004, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22%, and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. Sales to the top 10 indirect channel partners accounted for 65%, 71% and 65%, of net revenues in 2005, 2004 and 2003, respectively.
COST OF REVENUES
      Our cost of revenues increased to $29.3 million in 2005 from $22.9 million in 2004 and $17.0 million in 2003. The cost of revenues represented 26% of net revenues in 2005, 25% of net revenues in 2004, and 23% of net revenues in 2003. We expect the cost of revenues to continue to trend towards our long-term business model target of approximately 28% of net revenues.
      Product costs increased $2.8 million, or 17%, to $19.6 million in 2005 from $16.8 million in 2004. In 2004, the increase was $4.3 million, or 34%, from $12.5 million in 2003. From 2004 to 2005, manufacturing costs increased $2.4 million, primarily due to a shift in product mix. Overhead and other product costs increased $427,000, including $287,000 in parts costs and $134,000 in freight costs. From 2003 to 2004, manufacturing costs increased $3.2 million from the same period of the prior year due primarily to an increase in units shipped and to a lesser extent, product mix. Overhead and other product costs increased $1.1 million from the prior year, primarily reflecting headcount increases in the overhead departments, and increases in fulfillment costs and parts costs of $302,000 and $169,000, respectively, partially offset by a $191,000 decrease in rework costs.
      Service costs increased $2.1 million, or 35%, to $8.2 million in 2005 from $6.1 million in 2004. In 2004, the increase was $1.6 million, or 34%, from $4.5 million in 2003. From 2004 to 2005, the increase in service costs was due to a $784,000 increase in personnel costs resulting from increased headcount in our support group, a $379,000 increase in service fees paid to our third party maintenance provider, a $273,000 increase in product used to support our maintenance contracts and a $460,000 increase in royalties related to maintenance contracts. From 2003 to 2004, the increase in service costs was due to increased personnel costs resulting from increased headcount in both our support and training groups, as well as an increase in our third-party maintenance service provider costs, including service fees and spare parts. We expect service costs to continue at the higher levels reflected in 2005 as a result of the increase in the number of units under maintenance contracts.
      In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets, including developed technology, customer contracts and relationships and tradename. These assets have useful lives ranging from one to six years. During 2005, amortization expense of $1.6 million related to these intangibles was included in cost of revenues. During 2004, amortization expense of $38,000 related to these intangibles was included in cost of revenues.

RESEARCH AND DEVELOPMENT
      Research and development expenses increased to $21.8 million in 2005 from $15.0 million in 2004 and $12.2 million in 2003. The increase from 2004 to 2005 of $6.8 million, or 45%, was primarily related to increased salary and related personnel expenses, and to a lesser extent, project material, depreciation and other facilities related expenses. Personnel related expenses increased $5.2 million, including $867,000 in amortization of stock-based compensation related to the Mentat acquisition and $4.3 million related to an increase in headcount, partially resulting from the Mentat acquisition. Project materials were $398,000 higher than the prior year. Depreciation and other facilities related expenses increased $670,000 and were also primarily related to the Mentat acquisition. The increase from 2003 to 2004 of $2.8 million, or 23%, was primarily attributable to increased salary and related personnel expenses, and to a lesser extent, professional service fees, project material costs and depreciation. Specifically, personnel related expenses increased $2.0 million as headcount increased from 71 at December 2003 to 99, including 13 Mentat engineers, at December 2004. Professional service fees increased $161,000, primarily for project related consultants and patent related legal costs. Project material costs increased $274,000 and depreciation was $200,000 higher than the previous year. Research and development expenses represented 19%, 16% and 17% of net revenues in 2005, 2004 and 2003, respectively. As of December 31, 2005, all research and development costs have been expensed as incurred.
SALES AND MARKETING
      Sales and marketing expenses increased to $38.3 million in 2005, from $35.5 million in 2004, and from $26.4 million in 2003. The increase of $2.8 million, or 8%, from 2004 to 2005 was primarily attributable to an increase in personnel related costs, and to a lesser extent to increases in various channel marketing programs and demonstration units. Personnel related costs increased $1.9 million, as headcount increased from 114 at December 2004 to 122 at December 2005. The costs related to various channel marketing programs increased $469,000 and the cost of demonstration units increased $286,000 as a result of the introduction of two new PacketShaper products, as well as Mentat’s SkyX products, to our customer base during 2005. The increase of $9.1 million, or 34%, from 2003 to 2004 reflects $5.3 million in additional personnel costs, $1.1 million in increased travel costs and a $1.8 million increase in marketing costs. Personnel related costs, including salaries, bonuses, benefits and employment related taxes increased $2.8 million as headcount increased from 87 at December 2003 to 114 at December 2004. Additionally, commissions increased $2.5 million, due both to increased sales, but also to sales accelerator commissions for several sales people who significantly exceeded their annual quotas. Travel costs were up $1.1 million reflecting both the headcount increase and an increase in sales meeting expenses. The cost of various marketing programs increased $1.8 million as we introduced new channel marketing programs, replacing previous channel rebate programs. Sales and marketing expenses represented 34%, 38% and 36% of net revenues in 2005, 2004 and 2003, respectively.
GENERAL AND ADMINISTRATIVE
      General and administrative expenses increased to $7.2 million in 2005 from $6.1 million in 2004 and $5.5 million in 2003. The $1.2 million, or 19%, increase in expenses from 2004 to 2005 was primarily attributable to increased personnel related expenses and professional service fees, partially offset by a decrease in the provision for doubtful accounts. Personnel related costs, including salaries and recruiting fees increased $687,000 and professional service fees, primarily for accounting and tax related services increased $586,000, while bad debt expense declined $129,000 from the prior year. The $567,000, or 10%, increase in expenses from 2003 to 2004 was primarily attributable to increased professional service fees, including $320,000 increase related to audit, tax and other accounting work related to the costs of complying with the Sarbanes-Oxley Act of 2002. General and administrative expenses represented 6%, 7% and 8% of net revenues in 2005, 2004 and 2003, respectively.
INTEREST AND OTHER INCOME, NET
      Interest and other income, net consists primarily of interest income from our cash and investments and totaled $2.9 million, $1.2 million and $842,000 in 2005, 2004 and 2003, respectively. The increases in both years were due to increases in yields and higher balances of invested funds.

INTEREST EXPENSE
      Interest expense consists primarily of interest expense related to our note payable, capital lease obligations and former line of credit. Interest expense totaled $3,000, $38,000, and $141,000 in 2005, 2004 and 2003, respectively. The decreases in both years were attributable to decreased levels of debt. As of December 31, 2004, we had no remaining debt.
INCOME TAX PROVISION (BENEFIT)
      For 2005, we recorded a tax provision of $125,000 reflecting the release of a portion of the valuation allowance on our deferred tax assets. Without the release, our effective rate would have been approximately 12% instead of the 1% provision that we reported. For 2004, we realized a tax benefit of $383,000 reflecting the release of a portion of our valuation allowance on our deferred tax assets. Without the release, our effective rate would have been approximately 14% instead of the 3% benefit that we reported. The effective rate for 2003 was approximately 10%. For planning purposes for 2006, we estimate the reported provision rate to increase to approximately 18% to 20%. As of December 31, 2005, we had net operating loss carryforwards of approximately $29.4 million and $9.2 million for federal and state income tax purposes, respectively. These carryforwards, if not utilized, expire at various dates beginning in 2012. See Note 6 of Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements
      During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay our bank line of credit.
      We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $122.7 million at December 31, 2005 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
      We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due By Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Cash obligations not reflected in Balance Sheet
Operating lease obligations	$3,373	$1,887	$1,297	$136	$53
Purchase obligations	3,968	3,968	—	—	—

Total	$7,341	$5,855	$1,297	$136	$53

Sources and Uses of Cash
      Overview. Cash, cash equivalents and investments increased $30.5 million during 2005 to $122.7 million. The increase during the year was primarily due to net cash provided by operating activities of $28.9 million and cash provided by financing activities, specifically proceeds from the issuance of stock through option exercises and the Employee Stock Purchase Plan, totaling $5.4 million. This increase was partially offset by $1.8 million cash used in investing activities to fund the acquisition of Mentat and $2.0 in capital equipment purchases.
      Operating Activities. Cash provided by operating activities was $28.9 million in 2005, up from $21.4 million in 2004 and $15.1 million in 2003. The increase was primarily due to increased net income and deferred revenue reported in each year.
      Investing Activities. Cash used in investing activities was $8.8 million, $40.0 million and $43.0 million in 2005, 2004 and 2003, respectively. Transactions in 2005 primarily reflected transactions in marketable securities of $4.9 million, as well as $1.8 million related to the Mentat acquisition. In 2004, this activity included $17.3 million to acquire Mentat and $20.7 million reflecting transactions in marketable securities. Transactions in 2003 primarily reflected transactions in marketable securities. Capital expenditures were $2.0 million, $1.9 million and $1.0 million in 2005, 2004, and 2003, respectively. Capital expenditures during 2006 are expected to increase slightly from 2005 levels.
      Financing Activities. Cash provided by financing activities included $5.4 million, $4.2 million and $9.1 million in proceeds from employee option exercises and the Employee Stock Purchase Plan for the years 2005, 2004 and 2003, respectively. Cash used in financing activities included $0 in 2005, $596,000 in 2004 and $1.7 million in 2003 to repay borrowings under our line of credit, note payable and capital lease obligations. We paid down the remaining balance on our line of credit during the first quarter of 2003 and allowed the line to expire in May 2003. Both the note payable and our remaining capital lease obligations were completely repaid during 2004.
RECENT ACCOUNTING PRONOUNCEMENTS
      The impact of recent accounting pronouncements is discussed in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fixed Income Investments
      Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments. The following table presents the amortized cost, fair value and related weighted-average interest rates by year of maturity for our investment portfolio as of December 31, 2005 and comparable fair values as of December 31, 2004 (in thousands):

	Amortized Cost as of
	December 31, 2005
				2005	2004
Expected Maturity Date	2006	2007	Total	Fair Value	Fair Value

Cash equivalents	$33,125	$—	$33,125	$33,126	$12,904
Weighted-average rate	4.02%	—
Short-term investments	81,387	—	81,387	81,228	66,512
Weighted-average rate	3.98%	—
Long-term investments	—	5,252	5,252	5,228	10,019
Weighted-average rate	—	4.11%

Total investment portfolio	$114,512	$5,252	$119,764	$119,582	$89,435

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Packeteer, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Packeteer, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Packeteer, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005: the Company did not maintain effective controls over: (i) the reconciliation of the income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. These deficiencies resulted in a material misstatement of the Company’s income tax provision.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Packeteer, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Packeteer, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Mountain View, California
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Packeteer, Inc.:
      We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Packeteer, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 15, 2006

PACKETEER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,221	$10,672
Short-term investments	81,228	71,506
Accounts receivable, less allowance for doubtful accounts of $175 and $229 as of December 31, 2005 and 2004, respectively	15,759	16,828
Other receivables	207	1,888
Inventories	4,979	3,106
Prepaids and other current assets	2,148	1,784

Total current assets	140,542	105,784
Non-current assets:
Property and equipment, net	2,681	3,066
Long-term investments	5,228	10,019
Other non-current assets	5,073	2,233
Goodwill	9,527	9,527
Other intangible assets, net	5,606	7,163

Total assets	$168,657	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,808	$2,802
Accrued compensation	6,551	6,467
Other accrued liabilities	4,716	7,588
Income taxes payable	3,520	2,438
Deferred revenue	18,986	13,318

Total current liabilities	36,581	32,613
Non-current liabilities:
Deferred revenue, less current portion	3,129	2,839
Deferred rent and other	340	381

Total liabilities	40,050	35,833
Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2005 and 2004, respectively	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 34,197 and 33,418 shares issued and outstanding as of December 31, 2005 and 2004, respectively	34	33
Additional paid-in capital	188,046	181,625
Deferred stock-based compensation	(567)	(1,610)
Accumulated other comprehensive loss	(182)	(207)
Accumulated deficit	(58,724)	(77,882)

Total stockholders’ equity	128,607	101,959

Total liabilities and stockholders’ equity	$168,657	$137,792

See accompanying notes to consolidated financial statements.

PACKETEER, INC.
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net revenues:
Product revenues	$85,590	$74,557	$60,294
Service revenues	27,351	17,880	12,429

Total net revenues	112,941	92,437	72,723
Cost of revenues:
Product costs	19,575	16,780	12,520
Service costs	8,163	6,057	4,516
Amortization of purchased intangible assets	1,557	38	—

Total cost of revenues	29,295	22,875	17,036

Gross profit	83,646	69,562	55,687
Operating expenses:
Research and development (includes stock-based compensation expense of $867, $13 and $19 for the years ended December 31, 2005, 2004 and 2003, respectively)	21,778	14,973	12,202
Sales and marketing (includes stock-based compensation expense of $25, $1 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively)	38,276	35,504	26,433
General and administrative (includes stock-based compensation expense of $9, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively)	7,222	6,061	5,494

Total operating expenses	67,276	56,538	44,129

Income from operations	16,370	13,024	11,558
Interest and other income, net	2,916	1,165	842
Interest expense	(3)	(38)	(141)

Income before provision (benefit) for income taxes	19,283	14,151	12,259
Provision (benefit) for income taxes	125	(383)	1,226

Net income	$19,158	$14,534	$11,033

Basic net income per share	$0.57	$0.44	$0.35

Diluted net income per share	$0.55	$0.42	$0.32

Shares used in computing basic net income per share	33,823	32,994	31,634

Shares used in computing diluted net income per share	35,065	34,502	34,364

See accompanying notes to consolidated financial statements.

PACKETEER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
					Other	Notes
	Common Stock		Additional	Deferred	Comprehensive	Receivable
			Paid-In	Stock-Based	Income	From	Accumulated		Comprehensive
	Shares	Amount	Capital	Compensation	(Loss)	Stockholders	Deficit	Total	Income

	(In thousands)
Balances as of December 31, 2002	30,599	$31	$166,727	$(19)	$165	$(54)	$(103,449)	$63,401
Issuance of common stock upon exercise of stock options	1,662	1	8,313	—	—	—	—	8,314
Issuance of common stock pursuant to Employee Stock Purchase Plan	240	—	780	—	—	—	—	780
Repayments of notes receivable from stockholders	—	—	—	—	—	48	—	48
Amortization of stock-based compensation	—	—	—	19	—	—	—	19
Comprehensive income:
Unrealized loss on investments	—	—	—	—	(177)	—	—	(177)	$(177)
Net income	—	—	—	—	—	—	11,033	11,033	11,033

Comprehensive income									$10,856

Balances as of December 31, 2003	32,501	32	175,820	—	(12)	(6)	(92,416)	83,418
Issuance of restricted common stock, net of repurchases	110	—	1,624	(1,624)	—	—	—	—
Issuance of common stock upon exercise of stock options	510	1	2,925	—	—	—	—	2,926
Issuance of common stock pursuant to Employee Stock Purchase Plan	297	—	1,256	—	—	—	—	1,256
Repayments of notes receivable from stockholders	—	—	—	—	—	6	—	6
Amortization of stock-based compensation	—	—	—	14	—	—	—	14
Comprehensive income:
Unrealized loss on investments	—	—	—	—	(195)	—	—	(195)	$(195)
Net income	—	—	—	—	—	—	14,534	14,534	14,534

Comprehensive income									$14,339

Balances as of December 31, 2004	33,418	33	181,625	(1,610)	(207)	—	(77,882)	101,959
Issuance of common stock upon exercise of stock options	490	1	3,033	—	—	—	—	3,034
Issuance of common stock pursuant to Employee Stock Purchase Plan	299	—	2,346	—	—	—	—	2,346
Repurchase of restricted common stock	(10)	—	(149)	142	—	—	—	(7)
Tax benefit from employee stock option plans	—	—	1,191	—	—	—	—	1,191
Amortization of stock-based compensation	—	—	—	901	—	—	—	901
Comprehensive income:
Unrealized gain on investments	—	—	—	—	25	—	—	25	$25
Net income	—	—	—	—	—	—	19,158	19,158	19,158

Comprehensive income									$19,183

Balances as of December 31, 2005	34,197	$34	$188,046	$(567)	$(182)	$—	$(58,724)	$128,607

See accompanying notes to consolidated financial statements

PACKETEER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$19,158	$14,534	$11,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,414	1,728	1,418
Amortization of purchased intangibles	1,557	38	—
Amortization of stock-based compensation	901	14	19
Tax benefit from employee stock option plans	1,191	—	—
Deferred taxes	(2,965)	(2,375)	—
Loss on disposal of property and equipment	20	9	—
Other non-cash charges	—	—	1
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,069	(5,351)	(3,897)
Other receivables	1,680	475	223
Inventories	(1,873)	(192)	(400)
Prepaids and other current assets	(186)	(12)	169
Accounts payable	6	573	877
Accrued compensation	84	2,217	789
Other accrued liabilities	(1,163)	1,896	662
Income taxes payable	1,082	1,379	553
Deferred revenue	5,958	6,428	3,624

Net cash provided by operating activities	28,933	21,361	15,071

Cash flows from investing activities:
Purchases of property and equipment	(2,049)	(1,931)	(985)
Purchases of investments	(109,851)	(93,487)	(88,113)
Proceeds from sales and maturities of investments	104,945	72,810	46,223
Acquisition, net of cash acquired	(1,750)	(17,304)	—
Other assets	(52)	(33)	(83)

Net cash used in investing activities	(8,757)	(39,945)	(42,958)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	3,027	2,926	8,314
Sale of stock to employees under the ESPP	2,346	1,256	780
Proceeds from repayment of notes receivable from stockholders	—	6	48
Repayments of line of credit	—	—	(1,000)
Payments of notes payable	—	(139)	(189)
Principal payments of capital lease obligations	—	(457)	(546)

Net cash provided by financing activities	5,373	3,592	7,407

Net increase (decrease) in cash and cash equivalents	25,549	(14,992)	(20,480)
Cash and cash equivalents at beginning of year	10,672	25,664	46,144

Cash and cash equivalents at end of year	$36,221	$10,672	$25,664

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of restricted common stock, net of repurchases, to former Mentat employees	$—	$1,624	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
      Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”) provides WAN Application Optimization systems designed to deliver a broad set of visibility, control, compression and protocol acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable IT organizations to effectively optimize application and network resources, while providing measurable cost savings in wide area network, or WAN, investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services. The Company currently markets and distributes its products via a worldwide network of resellers, distributors and systems integrators.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Generally, product revenue is recognized upon delivery. However, product revenue on sales to major new distributors are recorded based on sell-through to the end user customers until such time as we have established significant experience with the distributor’s product exchange activity. Additionally, when we introduce new product into our distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.
      We defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy as of December 31, 2005 or December 31, 2004.
      We have analyzed all of the elements included in our multiple element arrangements and have determined that we have sufficient vendor specific objective evidence, or VSOE, of fair value to allocate revenue to the maintenance component of our product and to training. VSOE of fair value is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

SALES RETURN RESERVES
      Management makes estimates of potential future product returns related to current period product revenue in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”. These sales return reserves are recorded as a reduction to revenue. The Company’s estimate for sales returns is based on its historical return rates and is recorded against accounts receivable.
      The following provides additional details on the sales return reserves (in thousands):

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of year	$1,251	$713	$875
Additions, charged against revenues	3,400	2,247	1,160
Deductions	(3,026)	(1,709)	(1,322)

Balance at end of year	$1,625	$1,251	$713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REBATE RESERVES
      Certain distributors and resellers can earn rebates under several Packeteer programs. The rebates earned are recorded in accordance with Emerging Issues Task Force (EITF) 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, the Company’s estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover the Company’s maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at December 31, 2005 and 2004 were $1.6 million and $1.8 million, respectively, and are included in other accrued liabilities.

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
      The following provides additional details on the allowance for doubtful accounts (in thousands):

	Years Ended
	December 31,

	2005	2004	2003

Balance at beginning of year	$229	$149	$145
Provision for (reversal of) allowance for doubtful accounts receivable	(45)	89	65
Amounts written off, net of recoveries	(9)	(9)	(61)

Balance at end of year	$175	$229	$149

COST OF REVENUES
      Our cost of revenues consists of the cost of finished products purchased from our contract manufacturers, overhead costs, service support costs and amortization of purchased intangible assets. The Company provides currently for the estimated costs that may be incurred under product warranties when products are shipped.

CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks, money market instruments and investments in commercial paper that are stated at cost, which approximates fair market value.

INVESTMENTS
      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2005 and 2004, all investment securities are designated as “available-for-sale.” These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other-than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sufficient to allow for any anticipated recovery in market value. If an other-than-temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

INVENTORIES
      Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We record inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.
      Inventories consisted of the following at December 31 (in thousands):

	2005	2004

Completed products	$4,584	$2,957
Components	395	149

Inventories	$4,979	$3,106

LONG-LIVED ASSETS
      Property and equipment, including equipment acquired under capital lease, are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 18 months to four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term, generally five years. During 2004, the remaining leases were fully paid and the equipment under capital lease was transferred to computers and equipment.
      Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004

Computers and equipment	$7,323	$6,848
Furniture and fixtures	1,439	783
Leasehold improvements	1,582	1,539

	10,344	9,170
Less: accumulated depreciation and amortization	(7,663)	(6,104)

Property and equipment, net	$2,681	$3,066

      Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $9.5 million was recorded in connection with the acquisition of Mentat, Inc., or Mentat, in December 2004.
      Other intangibles include purchased intangibles recorded in connection with the acquisition of Mentat. Estimated useful lives are five years for developed technology, three years for tradename and six years for customer contracts and relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amount of other intangible assets associated with the acquisition of Mentat as of December 31, 2005 and 2004 is as follows (in thousands):

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Developed technology	$5,100	$(1,047)	$4,053	$5,100	$(28)	$5,073
Customer contracts and relationships	1,900	(479)	1,421	1,900	(8)	1,892
Tradename	200	(68)	132	200	(2)	198

Purchased intangible assets	$7,200	$(1,594)	$5,606	$7,200	$(38)	$7,163

      During 2005 and 2004, amortization expense of $1.6 million and $38,000 respectively, related to these intangibles was included in cost of revenues.
      Based on the purchased intangible assets balance as of December 31, 2005, the estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year	Amount

2006	$1,415
2007	1,360
2008	1,295
2009	1,268
2010	268

$5,606

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

WARRANTY RESERVES
      Upon shipment of products to its customers, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The Company’s warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products until such time as sufficient historical data has been collected on the new product and is included in other accrued liabilities.
      The following provides a reconciliation of changes in Packeteer’s warranty reserve (in thousands):

	For the Years Ended
	December 31,

	2005	2004	2003

Balance at beginning of year	$315	$303	$284
Provision for current year sales	242	422	372
Warranty costs incurred	(323)	(410)	(353)

Balance at end of year	$234	$315	$303

RESEARCH AND DEVELOPMENT COSTS
      Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS 86, “Accounting for Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed.” To date, the Company’s software has been available for general release shortly after the establishment of technological feasibility, which the Company defines as a working prototype and, accordingly, capitalizable costs have not been material.

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
      A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. In 2005, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 13% of net revenues, respectively. In 2004, sales to the same two customers accounted for 22% and 19% of net revenues, respectively. In 2003, sales to Alternative Technology, Inc., Westcon, Inc. and Macnica, Inc. accounted for 22%, 14% and 10% of net revenues, respectively. All of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers. At December 31, 2005, two customers, Alternative Technologies, Inc. and Westcon, Inc., accounted for 20% and 13% of gross accounts receivable, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

STOCK-BASED COMPENSATION
      As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, Packeteer has elected to continue to follow the intrinsic value method in accordance with APB 25, “Accounting for Stock Issued to Employees”, in accounting for its stock-based employee compensation arrangements. During 2005 and 2004, stock-based compensation of $901,000 and $14,000, respectively, related to the issuance of restricted shares in connection with the Mentat acquisition, was included in compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income as reported	$19,158	$14,534	$11,033
Add: Stock-based compensation under APB 25, net of tax	784	12	17
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(11,589)	(10,169)	(9,069)

Pro forma net income	$8,353	$4,377	$1,981

Earnings per share:
Basic — as reported	$0.57	$0.44	$0.35
Diluted — as reported	$0.55	$0.42	$0.32
Basic — pro forma	$0.25	$0.13	$0.06
Diluted — pro forma	$0.24	$0.13	$0.06
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
      For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	Options

	2005	2004	2003

Expected life (years)	3.3	3.3	3.4
Expected volatility	90%	102%	109%
Risk-free interest rates	4.03%	2.64%	2.22%
      The weighted-average fair value of the options granted under the 1999 Plan during 2005, 2004 and 2003 was $7.86, $10.33 and $6.81, respectively.
      To comply with pro forma reporting requirements of SFAS 123, compensation cost is also estimated for the fair value of the Employee Stock Purchase Plan (ESPP) issuances, which are included in the pro forma totals above. The fair value of purchase rights granted under the ESPP is estimated on the date of grant using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions for the years ended December 31:

	ESPP Issuances

	2005	2004	2003

Expected life (years)	1.2	1.3	1.3
Expected volatility	91%	101%	111%
Risk-free interest rates	3.60%	2.15%	1.10%
      The weighted-average fair value of the purchase rights granted under the ESPP during 2005, 2004 and 2003 was $4.32, $2.71 and $1.94, respectively.

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

OTHER COMPREHENSIVE INCOME (LOSS)
      The Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the difference between reported net income (loss) and comprehensive income (loss) is due to unrealized gains or losses on securities available for sale. Tax effects of the components of other comprehensive income (loss) are not considered material for any periods presented.

NET INCOME PER SHARE
      Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Numerator:
Net income	$19,158	$14,534	$11,033

Denominator:
Basic:
Weighted-average common shares outstanding	33,932	33,104	31,634
Less: common shares subject to repurchase	(109)	(110)	—

Basic weighted-average common shares outstanding	33,823	32,994	31,634

Diluted:
Basic weighted-average common shares outstanding	33,823	32,994	31,634
Add: potentially dilutive common shares from stock options and shares subject to repurchase	1,221	1,485	2,706
Add: potentially dilutive common shares from warrants	21	23	24

Diluted weighted-average common shares outstanding	35,065	34,502	34,364

Basic net income per share	$0.57	$0.44	$0.35

Diluted net income per share	$0.55	$0.42	$0.32

      The following table sets forth the potential common shares that were excluded from the diluted net income per share computation as their effect would have been anti-dilutive (in thousands):

	Years Ended
	December 31,

	2005	2004	2003

Shares issuable under stock options	4,174	2,170	226
      These stock options were excluded from the computation because the exercise price was greater than the average market price for each of the respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS 123(R), “Share Based Payments”, which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plan or related to the discounts the Company provides under its employee stock purchase plan. Under the new rules, the Company is required to adopt one of the fair-value-based methods for measuring the compensation expense related to employee stock awards. This will lead to substantial additional compensation expense. The rules also require the Company to select one of two transition methods, retrospective application or prospective application. The Company will recognize stock-based compensation expense on all awards using the Black-Scholes option pricing model and adopt SFAS 123(R) using the modified prospective method. The paragraph entitled STOCK-BASED COMPENSATION included in note 1 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under SFAS 123(R) to measure the compensation expense for employee stock awards during the three years ended December 31, 2005, 2004 and 2003.
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
      In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. Assuming all other criteria of the grant date definition have been met, grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and award conditions. As well the key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. This FSP guidance is effective upon adoption of FASB 123(R). The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.
      In November 2005, FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the APIC pool in paragraph 81 of Statement 123(R). The guidance in this FSP is effective after November 10, 2005 as posted to the FASB website. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
alternatives and make its one-time election. The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.
      In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005.
      In February 2006, FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in this FSP amends certain paragraphs in FASB 123(R) and addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. This FSP concludes that in such situations a probability notion should be applied. The guidance in this FSP is effective upon adoption of FASB 123(R). The Company will evaluate this guidance, but does not expect a material impact on its results of operations or financial position.

2.	ACQUISITION OF MENTAT, INC.
      On December 21, 2004, Packeteer acquired all of the outstanding common stock of Mentat, a privately held company located in Los Angeles, California. Mentat products are designed to provide high performance networking solutions for satellite and high-latency networks. The acquisition deepens and extends Packeteer’s intellectual property and provides advanced acceleration capabilities for new WAN performance solutions for global customers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable	$435
Non-trade receivables	2,176
Inventory, net	223
Prepaids and other current assets	99
Property, plant and equipment, net	279
Intangible assets	7,200
Goodwill	9,527
Other assets	20

Total assets acquired	19,959

Current liabilities	(891)
Long-term accrued liabilities	(14)

Total liabilities assumed	(905)

Net assets acquired	$19,054

      Of the $7.2 million acquired intangibles, $5.1 million was assigned to developed technology, $1.9 million to customer contracts and relationships and $200,000 to tradename. These intangible assets have useful lives ranging from one to six years. Both the purchased intangible assets and the goodwill are expected to be deductible for tax purposes.
      In March 2005, an OEM customer of Mentat exercised its option to buyout its license agreement. In accordance with the terms of the license, for a total of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source code license to certain Mentat software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and is being recognized as revenue over a twelve-month period. For the year ended December 31, 2005, Packeteer included $2.3 million in revenues under this arrangement, with the balance of $669,000 remaining in deferred revenue. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year.
      In addition, under the terms of the agreement, Packeteer was to pay up to $3.7 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. The cash bonuses, totaling approximately $2.0 million were to be paid to the Mentat employees in equal installments, one half one year from the date of acquisition and the remainder on the two year anniversary of the acquisition, so long as the employee remains employed with Packeteer on each of the installment dates. During 2005, $870,000 was paid to former Mentat employees under the cash retention bonus plan. Approximately $690,000 remains to be paid in December 2006. The restricted stock retention bonuses totaling approximately 114,000 restricted shares were valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one third one year from the date of acquisition, one third on the second anniversary of the acquisition and one third on the third anniversary of the acquisition, so long as the employee remains employed with Packeteer on each of the anniversary dates. Approximately 34,000 of these shares vested in December 2005. The remaining shares will vest in December 2006 and 2007. The Company recognized deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the restricted shares in accordance with the method described in FIN 28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization of stock-based compensation associated with these shares totaled $901,000 and $14,000 for the years ended December 31, 2005 and 2004, respectively.
      Mentat’s results of operations have been included in the consolidated financial statements since the date of acquisition, December 21, 2004. Pro forma results of operations have not been presented, as the results were not material for the periods prior to the acquisition.

3.	FINANCIAL INSTRUMENTS
      The Company’s cash equivalents and investments consist of the following at December 31, 2005 and 2004 (in thousands):

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

DECEMBER 31, 2005
Commercial paper and money markets	$17,160	$—	$(1)	$17,159
Asset and mortgage backed securities	23,987	4	(62)	23,929
Corporate bonds	19,215	2	(14)	19,203

Total debt securities	60,362	6	(77)	60,291
US Treasury and Agencies	59,402	2	(113)	59,291

	$119,764	$8	$(190)	$119,582

Amounts included in cash and cash equivalents	$33,125	$1	$—	$33,126
Amounts included in short-term investments	81,387	7	(166)	81,228
Amounts included in long-term investments	5,252	—	(24)	5,228

	$119,764	$8	$(190)	$119,582

DECEMBER 31, 2004
Commercial paper and money markets	$1,229	$—	$—	$1,229
Asset and mortgage backed securities	18,530	3	(61)	18,472
Corporate bonds	16,694	1	(42)	16,653

Total debt securities	36,453	4	(103)	36,354
US Treasury and Agencies	53,189	1	(109)	53,081

	$89,642	$5	$(212)	$89,435

Amounts included in cash and cash equivalents	$7,909	$1	$—	$7,910
Amounts included in short-term investments	71,683	4	(181)	71,506
Amounts included in long-term investments	10,050	—	(31)	10,019

	$89,642	$5	$(212)	$89,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair values of the Company’s investments as of December 31, 2005, shown by effective maturity date, are as follows (in thousands):

Fair Value

Mature in one year or less	$114,354
Mature between one year and two years	5,228

$119,582

      All variable rate securities, including asset and mortgage backed securities, are classified as short-term investments regardless of the underlying reset date. Securities in the amount of $5.0 million have been reclassified from cash and cash equivalents to short-term investments in the accompanying December 31, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statements presentation. Accordingly, the statement of cash flows for the fiscal year ended December 31, 2004 reflects this presentation. No reclassification was required for 2003, as we did not have variable rate securities in our portfolio at that time.
      The following tables show the fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2005 and 2004, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	2005

	Less than 12 Months		12 Months or Greater		Total

Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Commercial paper and money markets	$12,434	$(1)	$—	$—	$12,434	$(1)
Asset and mortgage backed securities	9,762	(45)	1,598	(17)	11,360	(62)
Corporate bonds	7,370	(2)	1,325	(12)	8,695	(14)
US Treasury and Agencies	35,532	(107)	6,541	(6)	42,073	(113)

	$65,098	$(155)	$9,464	$(35)	$74,562	$(190)

	2004

	Less than 12 Months		12 Months or Greater		Total

Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Asset and mortgage backed securities	$16,056	$(61)	$—	$—	$16,056	$(61)
Corporate bonds	12,439	(42)	—	—	12,439	(42)
US Treasury and Agencies	49,094	(109)	—	—	49,094	(109)

	$77,589	$(212)	$—	$—	$77,589	$(212)

      The Company invests in investment grade securities. The unrealized losses on these investments were caused by interest rate increases and not credit quality. At this time, we believe that, due to the nature of the investments, the financial condition of the issuers, and Packeteer’s ability and intent to hold the investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as “other-than-temporary.”

4.	COMMITMENTS AND GUARANTEES
      The Company leases its facilities under non-cancelable lease agreements that expire at various dates through 2011. Some of these arrangements contain renewal options, and require the Company to pay taxes,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insurance and maintenance costs. Rent expense was $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the future minimum rental payments under operating leases are as follows (in thousands):

Years Ending December 31,	Lease Obligations

2006	$1,887
2007	1,217
2008	80
2009	80
2010	56
Thereafter	53

Total future minimum lease payments	$3,373

      Total interest paid for our capital lease obligations, note payable and revolving line of credit, all of which were paid in full as of December 31, 2004, was $0, $27,000 and $110,000 for 2005, 2004 and 2003, respectively.
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
      A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2005, as we believe a loss is neither probable nor estimable.
      The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INCOME TAXES
      Net income before provision (benefit) for income taxes is attributable to the following geographic locations for the periods ended December 31 (in thousands):

	2005	2004	2003

United States	$6,060	$2,627	$3,337
Foreign	13,223	11,524	8,922

Net income before provision (benefit) for income taxes	$19,283	$14,151	$12,259

      Our income tax provision (benefit) for 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003

Current:
Federal	$1,681	$1,174	$75
State	37	6	9
Foreign	1,374	812	1,142

Total current	3,092	1,992	1,226
Deferred:
Federal	(387)	(2,375)	—
State	(1,910)	—	—
Foreign	(670)	—	—

Total deferred	(2,967)	(2,375)	—

Provision (benefit) for income taxes	$125	$(383)	$1,226

      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income before tax as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Federal tax at statutory rate	$6,749	$4,953	$4,168
State taxes	(90)	6	9
Operating loss utilized	—	(3,742)	(1,188)
Non deductible expenses	77	65	54
Alternative minimum income tax	—	1,172	75
Change in valuation allowance	(3,168)	(2,375)	—
Tax credits	(1,967)	(895)	—
Foreign tax differential	(1,476)	400	(1,892)
Other	—	33	—

Total provision (benefit) for income taxes	$125	$(383)	$1,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The types of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31 are set forth below (in thousands):

	2005	2004

Deferred tax assets:
Various accruals, reserves and other temporary differences not deductible for tax purposes	$3,326	$3,340
Property and equipment	540	617
Net operating loss carryforwards	10,978	13,331
Tax credit carryforwards	6,864	3,934

Gross deferred tax assets	21,708	21,222
Valuation allowance	(16,368)	(18,847)

Net deferred tax assets	$5,340	$2,375

      Net current deferred tax assets of $718,000 and $540,000 are included in prepaids and other current assets at December 31, 2005 and 2004, respectively. Net long-term deferred tax assets of $4.6 million and $1.8 million are included in other non-current assets at December 31, 2005 and 2004, respectively. A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future. The net change in the total valuation allowance for the year ended December 31, 2005 was a decrease of $2.5 million, which is comprised of a release of valuation allowance of $3.2 million, partially offset by an increase in valuation allowance for deferred tax assets attributable to employee stock option deductions. The net change in the total valuation allowance for the year ended December 31, 2004 was a decrease of $5.8 million, of which $2.4 million related to release of valuation allowance and $3.7 million related to operating losses utilized. The net change in the valuation allowance for the year ended December 31, 2003 was a decrease of $441,000.
      Approximately $16.3 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when, and if, it is subsequently realized.
      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S.
      At December 31, 2005, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $29.4 million and $9.2 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019, and the California net operating loss carryforwards will begin to expire in 2012. At December 31, 2005, the Company had federal and California and Canadian research credit carryforwards of approximately $3.0 million, $3.0 million and $1.0 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2011. The California research credit carryforwards can be carried forward indefinitely. The Canadian research credits will begin to expire in 2014.
      Income taxes paid were $811,000, $475,000 and $648,000 for 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	STOCKHOLDERS’ EQUITY

PREFERRED AND COMMON STOCK
      The Company’s Board of Directors has authorized 5,000,000 shares of preferred stock. The authorized preferred stock shares are undesignated and the Board has the authority to issue and to determine the rights, preference and privileges thereof.
      The Company’s Board of Directors has authorized 85,000,000 shares of common stock.

WARRANTS
      As of December 31, 2005, 45,000 warrants to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.

1999 EMPLOYEE STOCK PURCHASE PLAN
      In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP). The ESPP became effective July 27, 1999. At that time, 500,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2005, 1.3 million shares had been issued under the plan and 2.9 million were available for future issuance. The fair value of the discount and look-back features are considered compensation for purposes of computing the Company’s proforma earnings for stock based compensation.

1999 STOCK INCENTIVE PLAN
      The 1999 Stock Incentive Plan (1999 Plan) is intended to serve as the successor program to our 1996 Equity Incentive Plan (1996 Plan). In May 1999, the Company’s Board of Directors approved the 1999 Plan, which became effective on July 27, 1999, under which 900,000 shares were reserved for issuance. Previously, 515,000 shares were authorized under the 1996 Plan. In addition, any shares not issued under the 1996 Plan will also be available for grant under the 1999 Plan. The number of shares reserved under the 1999 Plan automatically increases annually beginning on January 1, 2000 by the lesser of three million shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, eligible individuals may be granted options to purchase common shares or may be issued shares of common stock directly. The 1999 Plan is administered by the Compensation Committee of the Board of Directors, which sets the terms and conditions of the options. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. As of December 31, 2005, options for 20.4 million shares had been issued and 2.7 million were available for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity under the 1999 Plan follows (in thousands, except per share data):

		Options Outstanding

	Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balances as of December 31, 2002	1,808	5,010	$7.77
Shares made available for grant	1,530	—	—
Granted	(1,614)	1,614	10.84
Exercised	—	(1,611)	5.12
Cancelled	284	(284)	11.22

Balances as of December 31, 2003	2,008	4,729	9.51
Shares made available for grant	1,625	—	—
Granted	(2,337)	2,337	16.03
Exercised	—	(510)	5.74
Cancelled	898	(898)	14.17

Balances as of December 31, 2004	2,194	5,658	11.80
Shares made available for grant	1,671	—	—
Granted	(1,750)	1,750	12.95
Exercised	—	(490)	6.20
Cancelled	589	(589)	14.23

Balances as of December 31, 2005	2,704	6,329	12.33

      The following tables summarize information about stock options outstanding under the 1999 Plan as of December 31, 2005 (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
Range of	Number	Remaining	Average	Exercisable	Average
Exercise	Outstanding	Contractual	Exercise	at	Exercise
Prices	at 12/31/05	Life (Years)	Price	12/31/05	Price

$1.50 to $4.71	861	5.89	$3.80	730	$3.85
$4.75 to $7.36	669	5.30	6.26	620	6.22
$7.63 to $8.36	663	7.94	8.27	308	8.27
$8.38 to $12.06	634	7.34	10.81	351	10.71
$12.10 to $13.77	638	8.59	12.58	206	12.67
$13.79 to $14.00	945	9.06	14.00	6	13.83
$14.01 to $15.82	643	8.37	14.78	307	14.74
$16.12 to $18.60	500	7.03	17.41	325	17.28
$18.69 to $20.77	646	8.07	19.41	317	19.42
$48.06	130	4.07	48.06	130	48.06

$1.50-$48.06	6,329	7.46	12.33	3,300	11.58

      In the year ended December 31, 2003, 51,250 shares were issued as a result of the exercise of non-plan options granted before the July 28, 1999 initial public offering. As of December 31, 2005 and 2004, there were 9,333 non-plan options outstanding with a weighted average exercise price of $0.25 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STOCK-BASED COMPENSATION
      In connection with the acquisition of Mentat in December 2004, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. The Company recorded deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the restricted shares in accordance with the method described in FIN 28. Amortization of stock-based compensation associated with these shares totaled $901,000 and $14,000 for the years ended December 31, 2005 and 2004, respectively. During 2005, approximately 10,000 of these restricted shares were repurchased by the Company due to terminations, according to the terms of the shareholder agreements. In December 2005, approximately 34,000 shares vested. At December 31, 2005, there were 66,000 restricted shares remaining.
      In 2000, the Company recorded deferred stock-based compensation of $1.1 million related to employee options assumed in the Workfire acquisition. The amounts were being amortized over the vesting period for the individual options, generally four years. Amortization of stock-based compensation of $19,000 related to these options was recognized during the year ended December 31, 2003.

COMPREHENSIVE INCOME (LOSS)
      Comprehensive income (loss) consists entirely of unrealized losses on marketable securities of $207,000 and $182,000 for the years ended December 31, 2004 and 2005, respectively. Tax effects of the components of other comprehensive income or loss are not considered material for any periods presented.

8.	401(k) PLAN
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

9.	SEGMENT REPORTING
      The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to the Company’s products. Sales outside of the Americas accounted for 53%, 59% and 55% of net revenues in 2005, 2004, and 2003, respectively.
      Geographic information is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Net revenues:
Americas	$52,604	$37,934	$32,847
Asia Pacific	27,715	24,963	21,570
Europe, Middle East, Africa	32,622	29,540	18,306

Total net revenues	$112,941	$92,437	$72,723

      Net revenues reflect the destination of the product shipped. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 5%, 3% and 3% of total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively.
      Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of the our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2005, were ineffective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, and this assessment identified a material weakness in our internal control over financial reporting related to our income tax provision. Specifically, we did not maintain effective controls over: (i) the reconciliation of the income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. These deficiencies resulted in a material misstatement of our income tax provision that was adjusted prior to the issuance of our 2005 consolidated financial statements.
      In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in “Internal Control-Integrated Framework”. Because of the material weakness described above, management’s conclusion is that we did not maintain effective internal control over financial reporting as of December 31, 2005.
      Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That report is included herein under ITEM 8.

(c)	Changes in Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Management plans to remediate the above deficiencies during the three months ending March 31, 2006 by ensuring a reconciliation of our income tax accounts is properly prepared and then reviewed by an individual other than the preparer, which will include the use of third party tax experts.

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
      See the Consolidated Financial Statements beginning on page 45 of this Form 10-K.

(2)	Financial Statement Schedule
      All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (3) Exhibits
      See the Exhibit Index at page 74 of this Form 10-K.
      (b) See the Exhibit Index at page 74 of this Form 10-K.
      (c) See the Consolidated Financial Statements beginning on page 45.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 16th day of March 2006.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ

Dave Côté
President and Chief Executive Officer
Date: March 16, 2006
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

Name	Title	Date

/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006

/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2006

/s/ STEVEN CAMPBELL Steven Campbell	Chairman of the Board of Directors	March 16, 2006

/s/ CRAIG ELLIOTT Craig Elliott	Director	March 16, 2006

/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 16, 2006

Name	Title	Date

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 16, 2006

/s/ BERNARD MATHAISEL Bernard Mathaisel	Director	March 16, 2006

/s/ PETER VAN CAMP Peter Van Camp	Director	March 16, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Registrant’s Amended and Restated Certificate of Incorporation
3	.3(4)	Registrant’s Amended and Restated Bylaws.
4	.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10	.8(2)	Registrant’s 1996 Equity Incentive Plan.
10	.9(2)	Registrant’s 1999 Stock Incentive Plan.
10	.10(2)	Registrant’s 1999 Employee Stock Purchase Plan.
10	.11(2)	Form of Indemnity Agreement entered into by Registrant with each of its executive officers and directors.
10	.21(3)	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan.
10	.22(4)	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan.
10	.23(4)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and the Company.
10	.24(5)	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.
10	.25(6)	Amendment dated July 16, 2003 to the 1999 Employee Stock Purchase Plan.
10	.26(7)	Amendment dated December 15, 2004 to the 1999 Stock Incentive Plan.
10	.27(7)	Agreement and Plan of Reorganization By and Among Packeteer, Inc., P Acquisition Corporation, Mentat Inc. and Certain Shareholders of Mentat Inc.
10	.28(8)	Professional Manufacturing Services Agreement between Plexus Services, Corp. and Packeteer, Inc. dated January 17, 2005.
10	.29(8)	Amendment dated February 24, 2005 to the 1999 Employee Stock Purchase Plan.
10	.30(9)	Amendment dated May 24, 2005 to the 1999 Stock Incentive Plan.
21	.1(1)	Subsidiaries of Packeteer.
23	.1(1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	.1(1)	Power of Attorney (see page 72).
31	.1(1)	Sarbanes-Oxley Section 302 Certification — CEO.
31	.2(1)	Sarbanes-Oxley Section 302 Certification — CFO.
32	.1(1)	Sarbanes-Oxley Section 906 Certification — CEO.
32	.2(1)	Sarbanes-Oxley Section 906 Certification — CFO.

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(4)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 21, 2003.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 5, 2004.

(7)	Incorporated by reference from Packeteer’s 10-K dated March 16, 2005

(8)	Incorporated by reference from Packeteer’s 10-Q dated April 29, 2005

(9)	Incorporated by reference from Packeteer’s 8-K dated May 26, 2005