Form 10-Q
period 2006-03-31
PACKETEER INC
filed 2006-05-05
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was 34,720,114 at May 3, 2006.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below under the title “Risk Factors” in Part II, Item 1A and under the title “Risk Factors” in Item 1A of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 16, 2006. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, and the subsequent business and financial impacts of any such acquisitions, the geographical dispersion of our sales, expected tax rates, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$36,672	$36,221
Short-term investments	89,779	81,228
Accounts receivable, net of allowance for doubtful accounts of $172 and $175, respectively	17,183	15,759
Other receivables	238	207
Inventories	3,777	4,979
Prepaids and other current assets	2,622	2,148

Total current assets	150,271	140,542

Property and equipment, net of accumulated depreciation and amortization of $8,205 and $7,663, respectively	2,859	2,681
Long-term investments	8,249	5,228
Goodwill	9,527	9,527
Other intangible assets, net	5,212	5,606
Other non-current assets	5,048	5,073

Total assets	$181,166	$168,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,277	$2,808
Accrued compensation	5,301	6,551
Other accrued liabilities	5,341	4,716
Income tax payable	4,252	3,520
Deferred revenue	19,731	18,986

Total current liabilities	37,902	36,581

Long-term liabilities:
Deferred revenue, less current portion	3,535	3,129
Deferred rent and other	293	340

Total liabilities	41,730	40,050

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 34,676 and 34,197 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	35	34
Additional paid-in capital	193,812	188,046
Deferred stock-based compensation	—	(567)
Accumulated other comprehensive loss	(201)	(182)
Accumulated deficit	(54,210)	(58,724)

Total stockholders’ equity	139,436	128,607

Total liabilities and stockholders’ equity	$181,166	$168,657

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Net revenues:
Product revenues	$24,694	$22,299
Service revenues	7,591	5,779

Total net revenues	32,285	28,078
Cost of revenues:
Product costs (includes stock-based compensation of $96 and $0 for the three months ended March 31, 2006 and 2005, respectively)	5,104	4,989
Service costs (includes stock-based compensation of $169 and $0 for the three months ended March 31, 2006 and 2005, respectively)	2,321	1,825
Amortization of purchased intangible assets	394	356

Total cost of revenues	7,819	7,170

Gross profit	24,466	20,908

Operating expenses:
Research and development (includes stock-based compensation of $817 and $218 for the three months ended March 31, 2006 and 2005, respectively)	6,456	5,188
Sales and marketing (includes stock-based compensation of $1,059 and $10 for the three months ended March 31, 2006 and 2005, respectively)	10,954	9,909
General and administrative (includes stock-based compensation of $695 and $2 for the three months ended March 31, 2006 and 2005, respectively)	2,922	1,951

Total operating expenses	20,332	17,048

Income from operations	4,134	3,860

Other income, net	1,240	502

Income before provision for income taxes	5,374	4,362
Provision for income taxes	860	785

Net income	$4,514	$3,577

Basic net income per share	$0.13	$0.11

Diluted net income per share	$0.13	$0.10

Shares used in computing basic net income per share	34,416	33,546

Shares used in computing diluted net income per share	35,377	35,211

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,514	$3,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	542	665
Amortization of purchased intangible assets	394	356
Gain on disposal of property and equipment	—	10
Stock-based compensation related to acquisition	102	230
Stock-based compensation related to stock options and ESPP	2,734	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,424)	(1,059)
Other receivables	(31)	1,741
Inventories	1,202	(896)
Prepaids and other current assets	(474)	(92)
Other assets	25	24
Accounts payable	469	693
Accrued compensation	(1,250)	(1,589)
Other accrued liabilities	578	(24)
Income tax payable	732	416
Deferred revenue	1,151	5,098

Net cash provided by operating activities	9,264	9,150

Cash flows from investing activities:
Purchases of property and equipment	(720)	(539)
Purchases of investments	(24,723)	(14,829)
Proceeds from sales and maturities of investments	13,132	16,850
Acquisition, net of cash acquired	—	(1,808)

Net cash used in investing activities	(12,311)	(326)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,209	1,883
Sale of stock to employees under the ESPP	1,289	1,126

Net cash provided by financing activities	3,498	3,009

Net increase in cash and cash equivalents	451	11,833
Cash and cash equivalents at beginning of period	36,221	10,672

Cash and cash equivalents at end of period	$36,672	$22,505

Supplemental disclosures of cash flow information:
Cash paid during period for taxes	$116	$369

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2006.
2. STOCK- BASED COMPENSATION
          The Company has adopted a stock incentive plan that provides for the grant to eligible individuals of stock options of the Company’s common stock. The Company also has an Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase the Company’s common stock.
          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods has been made.
          Stock-based compensation expense and the related income tax benefit recognized under SFAS 123(R) in the consolidated income statements for the three months ended March 31, 2006 related to stock options and ESPP were $2,387,000 and $347,000, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis using the graded vesting method. In addition, the stock-based compensation expense for the three months ended March 31, 2006 included $102,000 related to restricted stock issued in connection with an acquisition that would have been included in the Company’s consolidated income statements under the provisions of APB 25. As a result of adopting SFAS 123(R), the Company’s income before taxes and net income for the three months ended March 31, 2006 were reduced by $2,734,000 and $2,296,000, respectively. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.07 and $0.06, respectively, for the three months ended March 31, 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations during the three months ended March 31, 2006.
          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s income statements. Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In accordance with APB 25, no stock-based compensation expense was recognized in the Company’s income statements for stock options granted to employees and directors that had an exercise price equal to the deemed fair value of the underlying common stock on the date of grant.

          Stock-based compensation expense recognized in the Company’s income statements for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated income statements for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
          On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payments awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.
               Stock Options
               The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Stock Options:
Expected life (years)	4.65
Expected volatility	62%
Risk-free interest rate	4.83%
          The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.
          A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the three months ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2005	6,329	$12.33
Granted	1,179	9.61
Exercised	(322)	6.86
Canceled /forfeited/expired	(239)	14.45

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	6,947	12.05	7.71	$13,821
Options vested and expected to vest at March 31, 2006	6,146	12.10	7.71	$12,803
Options exercisable at March 31, 2006	3,358	12.13	6.46	$9,332
          The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $5.25. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1,702,000. The total fair value of options that vested during the three months ended March 31, 2006 was $5,273,000. At March 31, 2006, the Company had $11,437,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.43 years. Cash received from stock option exercises was $2,598,000 during the three months ended March 31, 2006.
          The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (in millions, except years and per-share amounts):

Range of
Exercise Prices	Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$1.50–4.71	829	5.72	$3.81	738	$3.85
4.75–8.35	757	6.52	6.93	495	6.35
8.36–8.36	324	6.88	8.36	227	8.36
8.38–9.51	1,137	9.73	9.48	15	9.06
9.54–12.15	837	7.63	11.41	393	11.22
12.19–13.99	387	8.45	12.97	139	13.03
14.00–14.00	880	8.82	14.00	262	14.00
14.01–16.88	811	7.41	15.33	483	15.60
16.91–48.06	985	7.29	22.83	606	25.24

Total	6,947	7.71	$12.05	3,358	$12.13

               Employee Stock Purchase Plans
          In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP). The ESPP became effective on July 27, 1999. At that time, 500,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. 157,000 shares were issued under the ESPP during the three months ended March 31, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

Three Months Ended
March 31, 2006
ESPP Grants:
Expected life (years)	0.50
Expected volatility	81%
Risk-free interest rate	4.60%

     The weighted-average fair value of the purchase rights granted under the ESPP during the three months ended March 31, 2006 was $4.87.
               Restricted Stock Issued in Acquisition
          In connection with the acquisition of Mentat, Inc., or Mentat, in December 2004, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. The Company recorded deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. Beginning in 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $102,000 related to the acquisition and credited additional paid-in capital. Prior to 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the consolidated statements of shareholders’ equity. Amortization of stock-based compensation associated with these shares totaled $230,000 for the three months ended March 31, 2005. No shares vested in the three months ended March 31, 2006. At March 31, 2005, there were 66,000 restricted shares outstanding. As of March 31, 2006, the Company had $465,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized over the remaining vesting period of 1.75 years.
               Pro Forma Information under SFAS 123 for Periods Prior to 2006
          Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Three Months
Ended March 31,
2005
Net income as reported	$3,577
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(3,163)

Net income pro forma	$414

Net income per share:
Basic – as reported	$0.11
Diluted – as reported	$0.10
Basic – pro forma	$0.01
Diluted – pro forma	$0.01
          Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
               For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the three months ended March 31, 2005:

Expected life (years)	3.39
Expected volatility	92%
Risk-free interest rates	4.00%

          Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.
          Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $8.67 for the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $5,564,000. Approximately 146,000 shares were issued under the ESPP during the three months ended March 31, 2005.
3. ACQUISITION OF MENTAT
          The aggregate purchase price of the Company’s acquisition of Mentat was approximately $19.1 million, including acquisition costs. Of the $19.1 million, $17.3 million was paid in cash upon closing and the remaining $1.8 million was paid to the former shareholders of Mentat upon the collection of a non-trade receivable. The non-trade receivable was collected in January 2005 and was immediately paid to the former shareholders of Mentat per the terms of the purchase agreement. In addition, as of March 31, 2006, Packeteer remains obligated to pay up to $2.2 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. The retention bonuses are being charged to expense over the retention periods, ranging from two to three years.
4. REVENUE RECOGNITION
          Product revenues consist primarily of sales of the Company’s PacketShaper products, which include hardware, as well as software licenses, to distributors and resellers. Service revenues consist primarily of maintenance revenue and, to a lesser extent, training revenue.
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
          Receipt of a customer purchase order is persuasive evidence of an arrangement. Sales through the Company’s distribution channel are evidenced by an agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.
          Delivery generally occurs when product is delivered to a common carrier from Packeteer or its designated fulfillment house. For certain destinations outside the Americas, delivery occurs when product is delivered to the destination country. For maintenance contracts, delivery is deemed to occur ratably over the contract period.
          Fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from the Company’s standard business practices, which are generally ninety days or less, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable.
     The Company assesses collectibility based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.

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
     The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in inventory. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy as of March 31, 2006 or December 31, 2005.
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
5. INVENTORIES
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
     Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Completed products	$3,449	$4,584
Raw materials and components	328	395

	$3,777	$4,979

6. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $9.5 million was recorded in connection with the acquisition of Mentat.
     Other intangibles include purchased intangibles recorded in connection with the acquisition of Mentat. Estimated useful lives are five years for developed technology, three years for trade name and six years for customer contracts and relationships.
     The carrying amount of other intangible assets associated with the acquisition of Mentat as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	$5,100	$(1,302)	$3,798	$5,100	$(1,047)	$4,053
Customer contracts and relationships	1,900	(601)	1,299	1,900	(479)	1,421
Trade name	200	(85)	115	200	(68)	132

Purchased intangible assets	$7,200	$(1,988)	$5,212	$7,200	$(1,594)	$5,606

     The aggregate amortization expense of $394,000 and $356,000 for the three months ended March 31, 2006 and 2005, respectively, was included in cost of revenues.
     In March 2005, an OEM customer of Mentat exercised its option to buyout its license agreement. In accordance with the terms of the license, for a total of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source license to certain Mentat software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and was recognized as revenue over a twelve-month period. For the three months ended March 31, 2006 and 2005, Packeteer included $669,000 and $81,000, respectively, in revenues under this arrangement, with no balance remaining in deferred revenue at March 31, 2006. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year.
     Based on the purchased intangible assets balance as of March 31, 2006, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2006	$1,021
2007	1,360
2008	1,295
2009	1,268
2010	268

$5,212

7. CONTINGENCIES
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
     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of March 31, 2006, as we believe a loss is neither probable nor estimable.
     The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
8. GUARANTEES
     The Company’s warranty period is typically twelve months from the date of shipment to the end-user customer. We record a liability for estimated warranty obligations at the date products are sold. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2005 to March 31, 2006 (in thousands):

Accrued warranty obligations at December 31, 2005	$234
Provision for current period sales	66
Warranty costs incurred	(64)

Accrued warranty obligations at March 31, 2006	$236

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
9. CONCENTRATIONS OF RISK
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are maintained with highly accredited financial institutions and investments are placed with high quality issuers. The Company believes no significant concentration of credit risk exists with respect to these financial instruments. Credit risk with respect to trade receivables is limited as the Company performs ongoing credit evaluations of its customers. Based on management’s evaluation of potential credit losses, the Company believes its allowances for doubtful accounts are adequate.
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. During the three months ended March 31, 2006, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc. accounted for 22%, 14% and 11% of net revenues, respectively. At March 31, 2006, three customers, Alternative Technologies, Inc., Westcon, Inc., and Macnica accounted for 19%, 16% and 12% of gross accounts receivable, respectively. During the three months ended March 31, 2005, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 20% and 15% of total net revenues, respectively. All of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers.
     We principally rely on one contract manufacturer for all of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our reliance on this third-party manufacturer for all our manufacturing requirements could cause us to lose orders if this third-party manufacturer fails to satisfy our cost, quality and delivery requirements.
10. INCOME TAXES
     The effective tax rate for the three months ended March 31, 2006 is approximately 16%, compared to 18% for the three months ended March 31, 2005. The decrease was attributable to a shift in the mix of taxable income among the various jurisdictions where the Company does business, partially offset by non-deductible stock-based compensation expense. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.
11. NET INCOME PER SHARE
     Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period, as calculated using the treasury stock method. At March 31, 2006 and 2005, there were 4,755,000 and 1,396,000 shares, respectively, issuable upon exercise of stock options excluded from the computation because the exercise price was greater than the average market price, and they were, therefore, antidilutive.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$4,514	$3,577

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,482	33,653
Less: shares subject to repurchase	(66)	(107)

Basic weighted-average common shares outstanding	34,416	33,546

Diluted:
Basic weighted-average common shares outstanding	34,416	33,546
Add: potentially dilutive common shares from stock options and shares subject to repurchase	940	1,639
Add: potentially dilutive common shares from warrants	21	26

Diluted weighted-average common shares outstanding	35,377	35,211

Basic net income per share	$0.13	$0.11

Diluted net income per share	$0.13	$0.10

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

     Geographic information (in thousands):

	Three months ended
	March 31,
	2006	2005
Net revenues:
Americas	$15,343	$11,905
Asia Pacific	8,814	7,978
Europe, Middle East, Africa	8,128	8,195

Total net revenues	$32,285	$28,078

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 3% and 4% of total net revenues for the three months ended March 31, 2006 and 2005, respectively.
     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.
14. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that corrections of previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW
     Packeteer is a leading provider of WAN Application Optimization systems designed to deliver a broad set of visibility, control, compression and application acceleration capabilities to enterprise customers and service providers. For enterprise customers, Packeteer systems are designed to enable Information Technology, or IT, organizations to effectively optimize application and network resources, while providing measurable cost savings in wide area network, or WAN, investments. For service providers, Packeteer systems are designed to provide a platform for delivering application-intelligent network services that control quality of service, or QoS, expand revenue opportunities and offer compelling differentiation from other potential solutions.
     The Packeteer WAN Application Optimization system consists of a family of scalable PacketShaper® appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Optimization capabilities. PacketShapers come standard with a Monitoring Module for network visibility and can be configured with optional Shaping, Compression and Acceleration Modules for application Quality of Service (QoS) and additional performance enhancements. In addition, each appliance can be managed individually or as an integrated policy-based WAN Application Optimization system distributed across multiple locations, using our PolicyCenter® software product. Centralized reporting for multiple appliances is also available using our ReportCenter® software product.
     Our Mentat SkyX® products enhance the performance and efficiency of Internet and private network access. With a proprietary connection splitting and protocol–translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/Internet Protocol, or TCP/IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users.
     Our products are deployed at more than 7,000 companies worldwide in more than 50 countries. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.
     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Optimization market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results. Our future revenue and profitability may also be impacted by future acquisitions.
SOURCES OF REVENUE
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Optimization systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 76% and 79% of our net revenues for the three months ended March 31, 2006 and 2005, respectively. Service revenues continue to increase as our installed base grows, accounting for 24% and 21% of net revenues for the three months ended March 31, 2006 and 2005, respectively. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold.
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
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost. Excluding the impact of stock-based compensation, sales and marketing accounted for 31% and 35% of net revenues for the three months ended March 31, 2006 and 2005, respectively. We plan to increase sales and marketing headcount modestly in 2006, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and expect expenses in absolute dollars to increase in the remainder of 2006. Excluding the impact of stock-based compensation, we expect that sales and marketing expenses will approximate our long-term business model target of 30-32% of net revenues during the remainder of 2006.
     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. Excluding the impact of stock-based compensation, we expect general and administrative will be in line with our long-term business model target of 6-7% of net revenues.
CRITICAL ACCOUNTING POLICIES
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, sales return and rebate reserves, the valuation allowance against deferred tax assets, and other liabilities, specifically warranty reserves and income taxes payable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that of our significant accounting policies, which are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe the accounting policies below are the most critical to aid in fully understanding and evaluating our consolidated results of operations and financial condition.

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
     Generally, product revenue is recognized upon delivery. However, product revenue on sales to major new distributors is recorded based on sell-through to the end user customers until such time as we have established significant experience with the distributor’s product exchange activity. Additionally, when we introduce a new product into our distribution channel for which there is no historical customer demand or acceptance history, revenue is recognized on the basis of sell-through to end user customers until such time as demand or acceptance history has been established.
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
     Valuation of long-lived and intangible assets and goodwill. We test goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level, or Reporting Unit, at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that it has only one Reporting Unit. Goodwill is tested for impairment annually on December 1, in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. As of March 31, 2006, we do not have any goodwill that we consider to be impaired.
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
     Sales return reserve. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at March 31, 2006 and December 31, 2005 were $2.0 million and $1.6 million, respectively.
     Rebate reserves. Certain distributors and resellers can earn rebates under several of our marketing programs. The rebates earned are recorded in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, our estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover our maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. The rebate reserves at March 31, 2006 and December 31, 2005 were $1.9 million and $1.6 million, respectively.
     Warranty reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves at March 31, 2006 and December 31, 2005 were $236,000 and $234,000, respectively.
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
     Stock-based compensation- Employee stock plans and employee stock purchase plans. Beginning with the three months ended March 31, 2006, we began accounting for stock options and ESPP shares under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), which requires the recognition of the fair value of equity-

based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the graded-option straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated income statements. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted shares issued in connection with an acquisition was calculated based upon the fair market value of our common stock at the date of grant. See Note 2 of the Notes to the accompanying Condensed Consolidated Financial Statements for additional information and related disclosures.
     RESULTS OF OPERATIONS
     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months ended
	March 31,
	2006	2005
Net revenues:
Product revenues	76%	79%
Service revenues	24	21

Total net revenues	100	100

Cost of revenues:
Product costs	16	18
Service costs	7	7
Amortization of purchased intangible assets	1	1

Total cost of revenues	24	26

Gross margin	76	74

Operating expenses:
Research and development	20	18
Sales and marketing	34	35
General and administrative	9	7

Total operating expenses	63	60

Income from operations	13	14

Other income, net	4	2

Income before provision for income taxes	17	16
Provision for income taxes	3	3

Net income	14%	13%

     OVERVIEW OF RESULTS
     Net revenues for the three months ended March 31, 2006 were $32.3 million, an increase of $4.2 million, or 15%, over the same period in 2005. Gross profit was $24.5 million, or 76%, and income from operations was $4.1 million. During the comparable period a year ago, net revenues were $28.1 million, gross profit was $20.9 million, or 74%, and income from operations was $3.9 million.
     During the three months ended March 31, 2006, we continued to invest in our operations, with operating expenses of $17.9 million, excluding the $2.5 million impact of stock-based compensation related to stock option plans and the ESPP, increasing $815,000, or 5%, from $17.0 million reported in the comparable period of 2005. Compared to March 31, 2005, headcount has increased by 11, or 4%, primarily in sales and marketing.
     During the three months ended March 31, 2006, we generated $9.3 million of cash from operating activities, compared to $9.2 million in the comparable period a year ago. At March 31, 2006, we had cash, cash equivalents and investments of $134.7 million, accounts receivable of $17.2 million and deferred revenues of $23.3 million.
     NET REVENUES
     Product revenues of $24.7 million for the three months ended March 31, 2006 increased $2.4 million, or 11%, from $22.3 million for the three months ended March 31, 2005. The increase in product revenues for the three months ended March 31, 2006 is primarily the result of an increase in the number of units sold. There were no significant selling price changes during any of the periods presented.
     Service revenues of $7.6 million in the three months ended March 31, 2006, increased $1.8 million, or 31%, from $5.8 million in the same period last year. The increase is mainly due to an increase in the number of units under maintenance contracts.
     For the three months ended March 31, 2006, net revenues in the Americas of $15.3 million increased $3.4 million, from $11.9 million in the same period last year, and accounted for 48% of net revenues, compared to 42% for the same period last year. Net revenues in Asia Pacific of $8.8 million for the three months ended March 31, 2006 accounted for 27% of net revenues compared to $8.0 million, or 29%, of net revenues for the same period last year. Net revenues in EMEA of $8.1 million for the three months ended March 31, 2006, accounted for 25% of total net revenues, compared to $8.2 million, or 29%, of net revenues for the same period last year. We expect net revenues from our international operations to increase for the remainder of the year, along with continued growth in the Americas, and that our international net revenue will contribute approximately the same percentage of total revenue in 2006 as was experienced in prior years.
     During the three months ended March 31, 2006, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc. accounted for 22%, 14% and 11% of net revenues, respectively. During the three months ended March 31, 2005, two customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 20% and 15% of total net revenues, respectively.
     COST OF REVENUES
     Our cost of revenues was $7.8 million in the three months ended March 31, 2006, an increase of $649,000, or 9%, from $7.2 million in the same period last year. Excluding the amortization of intangibles of $394,000 and stock-based compensation of $265,000, the cost of revenues represented 22% of total net revenues for the three months ended March 31, 2006, compared to 24% for the three months ended March 31, 2005.
     Product costs for the three months ended March 31, 2006 increased by $115,000, or 2%, to $5.1 million from $5.0 million in the same period last year. For the three months ended March 31, 2006, manufacturing costs decreased $366,000 from the same period of the prior year due to a decrease in components cost. Other product costs increased $441,000 from the prior year, primarily for overhead and obsolete parts costs. Product costs for the three months ended March 31, 2006 included $96,000 of stock-based compensation related to stock option plans and the ESPP.

     Service costs for the three months ended March 31, 2006 increased by $496,000, or 27%, to $2.3 million from $1.8 million in the same period last year. The increase includes $132,000 in personnel costs due to increased headcount and $169,000 of stock-based compensation related to stock option plans and the ESPP.
     In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets, including developed technology, customer contracts and relationships and trade name. These assets have useful lives ranging from one to six years. During the three months ended March 31, 2006 and 2005, amortization expense of $394,000 and $356,000, respectively, related to these intangibles was included in cost of revenues.
     RESEARCH AND DEVELOPMENT
     Research and development expenses of $6.5 million in the three months ended March 31, 2006 were up $1.3 million, or 24%, from $5.2 million in the same period last year. The increased costs are primarily attributable to increased salaries and related personnel expenses of $307,000 and an increase in stock-based compensation related to stock option plans and the ESPP of $718,000. Research and development expenses represented 20% of net revenues for the three months ended March 31, 2006, compared to 18% for the same period in the prior year.
     SALES AND MARKETING
     Sales and marketing expenses increased to $11.0 million in the three months ended March 31, 2006, an increase of $1.0 million, or 11%, from $9.9 million in the same period last year. For the three months ended March 31, 2006, increases included personnel costs and various marketing program related costs and an increase in stock-based compensation related to stock option plans and the ESPP of $1.1 million. Personnel related costs, including salaries, bonuses and employee benefits increased $54,000 as headcount increased from 117 at March 31, 2005 to 125 at March 31, 2006, partially offset by a $493,000 decrease in commission expenses due to changes in the commission plans. Marketing program costs increased $359,000 from the same period last year due to increased activities. Sales and marketing expenses represented 34% of net revenues for the three months ended March 31, 2006, compared to 35% for the same period in the prior year.
     GENERAL AND ADMINISTRATIVE
     General and administrative expenses of $2.9 million in the three months ended March 31, 2006 increased $971,000, or 50%, from $2.0 million in the same period of last year. The increase was primarily due to increases in stock-based compensation related to stock option plans and the ESPP of $694,000 and personnel costs of $263,000. General and administrative expenses represented 9% of net revenues for the three months ended March 31, 2006, compared to 7% for the same period in the prior year.
     OTHER INCOME, NET
     Other income, net consists primarily of investment income from our cash, cash equivalents and investments. Other income, net increased to $1.2 million in the three months ended March 31, 2005 from $502,000 for the same period last year. The increase was primarily due to increased investment yields and higher balances of invested funds.
     INCOME TAX PROVISION
     The effective tax rate for the three months ended March 31, 2006 was approximately 16%, compared to 18% for the three months ended March 31, 2005. The decrease was attributable to a shift in the mix of taxable income among the various jurisdictions where we do business, partially offset by non-deductible stock-based compensation expense. Our future effective tax rates could be significantly impacted by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns may be examined by various tax authorities. We regularly assess the likelihood of adverse outcomes that could result from any such examination to determine the adequacy of our income tax provision.
     LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements

     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $134.7 million at March 31, 2006 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
     We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of March 31, 2006 (in thousands):

Contractual Obligations	Payments due by period
		Remainder	1 - 3	3 - 5	More than
	Total	of 2006	Years	Years	5 Years
Cash obligations not reflected in Balance Sheet:
Operating lease obligations	$3,362	$1,542	$1,630	$136	$54
Purchase obligations	6,516	6,516	—	—	—

Total	$9,878	$8,058	$1,630	$136	$54

Sources and Uses of Cash
     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, increased $12.0 million during the three months ended March 31, 2006 to $134.7 million. The increase during the three months was primarily due to net cash provided by operating activities of $9.3 million and proceeds from the issuance of stock through option exercises and the ESPP totaling $3.5 million, offset by purchases of property and equipment totaling $720,000.
     Operating Activities. Cash provided by operating activities was $9.3 million in the three months ended March 31, 2006, consisting primarily of net income of $4.5 million, increased by $2.8 million of total stock-based compensation. Cash provided by operating activities was $9.2 million in the three months ended March 31, 2005, consisting primarily of net income of $3.6 million, increased by deferred revenue of $5.1 million.
     Investing Activities. Cash used in investing activities in the three months ended March 31, 2006 was $12.3 million, compared to $326,000 in the same period last year, primarily reflecting transactions in marketable securities and purchases of property and equipment.
     Financing Activities. For the three months ended March 31, 2006, cash provided by financing activities was $3.5 million, compared to $3.0 million in the same period last year, reflecting proceeds from employee option exercises and the ESPP.
RECENT ACCOUNTING PRONOUNCEMENTS
     The impact of recent accounting pronouncements is discussed in Notes 2 and 14 of the Notes to the Condensed Consolidated Financial Statements.

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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments
     At March 31, 2006, our investment portfolio included fixed-income securities with a fair value of approximately $131 million, having an average duration of 0.3 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at March 31, 2006, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $181,000. While an increase in interest rates reduces the fair value of the investment portfolio, we will not realize the losses in the consolidated income statements unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.
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
ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	We reported the following material weakness as of December 31, 2005 in our annual report on Form 10-K: we did not maintain effective control over: (i) the reconciliation of the income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. During the three months ended March 31, 2006, to remediate that weakness, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: (i) income tax accounts are reconciled to the supporting schedules, (ii) the income tax reconciliations are reviewed by individuals other than the preparer, and (iii) we have increased our use of third party tax experts. We believe that the corrective steps taken above have sufficiently remediated this material weakness.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 7, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.
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
OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE
     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:
-	the timing and size of orders and shipments of our products;

-	the mix of products we sell;

-	the mix and effectiveness of the channels through which those products are sold;

-	the geographical mix of the markets in which our products are sold;

-	the average selling prices of our products;

-	the amount and timing of our operating expenses; and

-	the impact of acquisitions.
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
WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES
     We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., Juniper Networks, Inc. other switch/router vendors, security vendors and several small private companies that utilize competing technologies to provide bandwidth management and compression. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Also, merger and acquisition activity by other companies can and has created new perceived competitors. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Optimization solutions.
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
     These factors could have a material adverse effect on our business, results of operations or financial position, especially in the case of a large acquisition. In particular, we may complete acquisitions, which we believe will substantially contribute to our future revenues and profits, but may have an adverse impact on our profitability in the shorter term. Furthermore, we may incur indebtedness or issue equity securities to pay for future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 52% and 58% of net revenues for the three months ended March 31, 2006 and 2005, respectively, and 53% of net revenues for year ended December 31, 2005. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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
     For the year ended December 31, 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to a material weakness related to the calculation of our income tax provision. Specifically, we did not maintain effective controls over (i) the reconciliation of the adjusted income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future years we may discover additional areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting for our 2006 fiscal year or beyond, or our independent auditors may be unable to provide an unqualified attestation report on our assessment. If this occurs, investor confidence and our stock price could be adversely affected.

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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended March 31, 2006, sales to three customers, Alternative Technology, Inc., Westcon, Inc. and Macnica Inc. accounted for 22%, 14% and 11% of net revenues, respectively. During the three months ended March 31, 2005, two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 20% and 15% of total net revenues, respectively. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
     We have no long-term contracts or arrangements with our manufacturer that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with these manufacturers on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our third-party manufacturers or that they will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.
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

CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income for the three months ended March 31, 2006, and may affect our stock.
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
     In the future, we may experience difficulties meeting the demand for our products and services. The use of our products requires training, which is provided by our channel partners, as well as us. If we are unable to provide training and support for our products in a timely manner, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.
     We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of March 31, 2006, we have 25 issued U.S. patents and 62 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 5th day of May, 2006.

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