Form 10-Q
period 2006-06-30
PACKETEER INC
filed 2006-08-09
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Yes ☐     No ☑.
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
Yes ☐     No ☑.
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was 35,080,289 at August 4, 2006.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,891	$36,221
Short-term investments	43,782	81,228
Accounts receivable, net of allowance for doubtful accounts of $656 and $175, respectively	19,187	15,759
Other receivables	208	207
Inventories	3,803	4,979
Prepaids and other current assets	2,225	2,148

Total current assets	95,096	140,542

Property and equipment, net of accumulated depreciation and amortization of $8,806 and $7,663, respectively	3,746	2,681
Long-term investments	2,685	5,228
Goodwill	71,966	9,527
Purchased intangible assets, net	12,947	5,606
Other non-current assets	9,823	5,073

Total assets	$196,263	$168,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,373	$2,808
Accrued compensation	7,662	6,551
Other accrued liabilities	7,738	4,716
Income tax payable	5,940	3,520
Deferred revenue	22,665	18,986

Total current liabilities	47,378	36,581

Long-term liabilities:
Deferred revenue, less current portion	3,713	3,129
Deferred rent and other	257	340

Total liabilities	51,348	40,050

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 34,875 and 34,197 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	35	34
Additional paid-in capital	199,984	188,046
Deferred stock-based compensation	—	(567)
Accumulated other comprehensive loss	(89)	(182)
Accumulated deficit	(55,015)	(58,724)

Total stockholders’ equity	144,915	128,607

Total liabilities and stockholders’ equity	$196,263	$168,657

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues:
Product revenues	$25,799	$21,484	$50,493	$43,783
Service revenues	8,370	6,693	15,961	12,472

Total net revenues	34,169	28,177	66,454	56,255

Cost of revenues (1):
Product costs	5,662	4,781	10,767	9,727
Service costs	2,441	2,276	4,762	4,144
Amortization of purchased intangible assets	486	400	880	756

Total cost of revenues	8,589	7,457	16,409	14,627

Gross profit	25,580	20,720	50,045	41,628

Operating expenses (1):
Research and development	7,274	5,463	13,730	10,651
Sales and marketing, includes amortization of purchased intangibles assets of $158 for the three and six months ended June 30, 2006 and none for the three and six months ended June 30, 2005	13,736	9,300	24,690	19,209
General and administrative	3,156	1,292	6,078	3,243
In- process research and development	1,800	—	1,800	—

Total operating expenses	25,966	16,055	46,298	33,103

Income (loss) from operations	(386)	4,665	3,747	8,525

Other income, net	1,046	609	2,287	1,111

Income before provision for income taxes	660	5,274	6,034	9,636
Provision for income taxes	1,465	1,046	2,325	1,831

Net income (loss)	$(805)	$4,228	$3,709	$7,805

Basic net income (loss) per share	$(0.02)	$0.13	$0.11	$0.23

Diluted net income (loss) per share	$(0.02)	$0.12	$0.10	$0.22

Shares used in computing basic net income (loss) per share	34,701	33,747	34,625	33,647

Shares used in computing diluted net income (loss) per share	34,701	34,993	35,566	35,103

(1) Stock-based compensation included in the costs and expense line items:

Product costs	$88	$—	$184	$—
Service costs	159	—	328	—
Research and development	929	216	1,746	434
Sales and marketing	1,130	4	2,189	14
General and administrative	649	2	1,344	4
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,709	$7,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,143	1,277
Amortization of purchased intangible assets	1,039	756
Loss on disposal of property and equipment	—	17
Stock-based compensation related to Mentat acquisition	198	452
Stock-based compensation related to stock options and ESPP	5,593	—
Deferred income taxes	(212)	—
In-process research and development	1,800	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net	(1,683)	(2,077)
Other receivables	(1)	1,741
Inventories	1,402	(2,616)
Prepaids and other current assets	71	163
Other non-current assets	(42)	31
Accounts payable	565	505
Accrued compensation	492	(96)
Other accrued liabilities	(1,364)	(127)
Income tax payable	1,961	1,454
Deferred revenue	3,750	5,869

Net cash provided by operating activities	18,423	15,154

Cash flows from investing activities:
Purchases of property and equipment	(1,908)	(1,105)
Purchases of investments	(42,665)	(54,374)
Proceeds from sales and maturities of investments	84,246	46,545
Acquisition, net of cash acquired	(64,811)	(1,773)
Funds deposited into escrow in connection with acquisition	(7,850)	—

Net cash used in investing activities	(32,988)	(10,676)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,946	1,964
Sale of stock to employees under the ESPP	1,289	1,126

Net cash provided by financing activities	4,235	3,090

Net increase in cash and cash equivalents	(10,330)	7,537
Cash and cash equivalents at beginning of period	36,221	10,672

Cash and cash equivalents at end of period	$25,891	$18,209

Supplemental disclosures of cash flow information:
Cash paid during period for income taxes	$53	$447

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
     The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2006.
2. STOCK- BASED COMPENSATION
     The Company has adopted a stock incentive plan that provides for the grant to eligible individuals of stock options of the Company’s common stock. The Company also has an Employee Stock Purchase Plan, or ESPP, which enables employees to purchase the Company’s common stock.
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
     Stock-based compensation expense and the related income tax benefit recognized under SFAS 123(R) in the consolidated statements of operations for the three months ended June 30, 2006 related to stock options and ESPP were $2.8 million and $27,000, respectively, and $5.6 million and $374,000, respectively, for the six months ended June 30, 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. In addition, the stock-based compensation expense for the three and six months ended June 30, 2006 included $96,000 and $198,000, respectively, related to restricted stock issued in connection with the Mentat acquisition that would have been included in the Company’s consolidated statements of operations under the provisions of APB 25. As a result of adopting SFAS 123(R), the Company’s income (loss) before taxes and net income (loss) for the three months ended June 30, 2006 were reduced by $2.9 million and $2.7 million, respectively, and by $5.6 million and $5.2 million, respectively, for the six months ended June 30, 2006. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.08 and $0.15 for the three and six months ended June 30, respectively. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations during the three months ended June 30, 2006.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In accordance with APB 25, no stock-based compensation expense was recognized in the Company’s statements of operations for stock options granted to employees and directors that had an exercise price equal to the deemed fair value of the underlying common stock on the date of grant.

     Stock-based compensation expense recognized in the Company’s statements of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payments awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool, or APIC pool, in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.
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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Stock Option Grants:
Expected life (years)	4.59	4.62
Expected volatility	62.1%	62.1%
Risk-free interest rate	4.99%	4.90%
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the six months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2005	6,329	$12.33
Options assumed (a)	320	1.28
Granted	2,224	10.75
Exercised	(520)	5.66
Canceled /forfeited/expired	(437)	13.95

Options outstanding at June 30, 2006	7,916	11.79	7.82	$14,523
Options vested and expected to vest at June 30, 2006	6,934	11.83	7.62	$13,542
Options exercisable at June 30, 2006	3,661	12.00	6.45	$9,691

(a)	Represents activity related to options that were assumed as a result of the acquisition of Tacit in May 2006. See Note 3 for additional information.

     The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $6.57 and $5.87, respectively. The weighted average fair value of options assumed in 2006 in connection with the acquisition of Tacit was $12.46. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1.7 million and $2.6 million, respectively. The total fair value of options that vested during the three and six months ended June 30, 2006 was $4.0 million and $9.2 million, respectively. At June 30, 2006, the Company had $14.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.93 years. Cash received from stock option exercises was $737,000 and $2.9 million, respectively, during the three and six months ended June 30, 2006.
     The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006 (in thousands, except years and per-share amounts):

Range of
Exercise Prices	Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$0.19-4.71	1,010	6.15	$3.24	822	$3.49
4.75–8.36	1,023	6.49	7.41	701	7.07
8.38–9.51	1,088	9.48	9.48	15	9.06
9.54-12.03	1,437	8.79	11.58	333	10.94
12.05-13.99	777	8.45	12.67	306	12.62
14.00	842	8.58	14.00	307	14.00
14.01-16.88	797	7.15	15.32	552	15.46
16.91-19.40	807	7.57	18.96	491	18.97
20.77-48.06	135	3.73	47.05	133	47.44

Total	7,916	7.82	$11.79	3,661	$12.00

          Employee Stock Purchase Plans
     In May 1999, the Company’s Board of Directors adopted the ESPP. The ESPP became effective on July 27, 1999. At that time, 500,000 shares were reserved for issuance under the ESPP. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. Zero and 157,000 shares were issued under the ESPP during the three and six months ended June 30, 2006, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
ESPP Grants:
Expected life (years)	n/a	0.50
Expected volatility	n/a	81%
Risk-free interest rate	n/a	4.60%
     The weighted-average fair value of the purchase rights granted under the ESPP during the six months ended June 30, 2006 was $4.87. There were no purchase rights granted under the ESPP during the three months ended June 30, 2006.
          Restricted Stock Issued in Acquisition
     In connection with the acquisition of Mentat, Inc., or Mentat, in December 2004, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. The Company recorded deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. Beginning in 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $96,000 and $198,000, respectively, related to the acquisition and credited additional paid-in capital. Prior to 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the consolidated statements of shareholders’ equity. Amortization of stock-based compensation associated with these shares totaled $178,000 and $367,000, respectively for the three and six months ended June 30, 2005. No shares vested in the six months ended June 30, 2006. At June 30, 2006, there were 66,000 restricted shares outstanding. As of June 30, 2006, the Company had $360,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized over the remaining vesting period of 1.50 years.
          Pro Forma Information under SFAS 123 for Periods Prior to 2006
     Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2005	2005
Net income as reported	$4,228	$7,805
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(3,753)	(6,916)

Net income pro forma	$475	$889

Net income per share:
Basic – as reported	$0.13	$0.23
Diluted – as reported	$0.12	$0.22

Basic – pro forma	$0.01	$0.03
Diluted – pro forma	$0.01	$0.03
     Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

     For pro forma purposes, the fair value of the Company’s stock option and ESPP awards was estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions for stock options for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Stock Option Grants:
Expected life (years)	2.95	3.33
Expected volatility	89.7%	91.2%
Risk-free interest rate	3.68%	3.95%
Expected dividend rate	0%	0%
     Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and implied volatility factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.
     Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $7.10 and $8.43, respectively, for the three and six months ended June 30, 2005. The total intrinsic value of options exercised during the three months and six months ended June 30, 2005 was $113,000 and $2.7 million, respectively. The Company did not issue any shares under the ESPP during the three months ended June 30, 2005. During the six months ended June 30, 2005, the Company issued 146,000 shares under the ESPP.
3. BUSINESS COMBINATIONS
          Acquisition of Tacit Networks, Inc.
     On May 16, 2006, the Company completed its acquisition of Tacit Networks, Inc., or Tacit, a privately held company headquartered in South Plainfield, New Jersey. Tacit develops products that allow enterprises with multiple locations to more efficiently store and transfer data between remote sites and central data storage sites. The acquisition will expand the Company’s product offerings of branch office infrastructure solutions that enable organizations pursuing server, storage and resource consolidation to meet cost, security and regulatory compliance objectives.
     Tacit became a wholly owned subsidiary of the Company in a transaction accounted for using the purchase method. The Company acquired 100% of the outstanding shares of Tacit for an initial purchase price of approximately $68 million in cash, including acquisition costs of $1.7 million. In addition, the Company assumed all the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of the Company’s common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow funds will be released one year from the closing date of the acquisition, at which time the final purchase price will be adjusted.
     The results of operations of Tacit are included in the Company’s Condensed Consolidated Statements of Operations beginning May 16, 2006, the closing date of the acquisition. The following table summarizes the allocation of the initial purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$66,358
Fair value of options assumed	2,482
Acquisition related transaction costs	1,655

Total initial purchase price	$70,495

     The fair value of the assumed options, both vested and unvested, was determined using a Black-Scholes valuation model consistent with the Company’s valuation of stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS123(R)”). See Note 2. Unrecognized compensation expense associated with the fair value of the unvested options assumed was approximately $1.2 million which is not included in the initial purchase price above.
     Under the purchase method of accounting, the initial purchase price as shown in the table above is allocated to Tacit’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Management has allocated the purchase price based on various preliminary estimates, and Packeteer may adjust the preliminary purchase price allocation upon the completion of various analyses and the finalization of estimates. The escrow funds are included in other non-current assets in the accompanying condensed consolidated balance sheet and have not been included in goodwill. When the funds are released in May 2007 to the former stockholders of Tacit, additional goodwill will be recorded.

          The preliminary allocation of the initial purchase price is as follows (in thousands):

Amount
Cash and cash equivalents	$3,202
Short-term investments	1,500
Accounts receivable	1,745
Inventories	226
Other current assets	148
Property and equipment	300
Accounts payable and accrued liabilities	(5,380)
Deferred revenue	(513)
Goodwill	62,439
Identifiable intangible assets	8,380
In-process research and development	1,800
Net deferred tax liabilities	(3,352)

Total purchase price	$70,495

          Identifiable intangible assets
          Identifiable intangible assets consist primarily of customer relationships, trade names and technology. The customer relationships intangible relates to Tacit’s ability to sell existing, in-process and future versions of its products to its existing customers. Developed technology intangibles include a combination of patented and unpatented technology, trade secrets, and computer software that represent the foundation for current and planned new products. The following table presents details of the purchased intangible assets (in thousands, except years):

	Estimated
	Useful Life
	(in Years)	Amount
Intangible Assets
Developed technology	3.0	$3,530
Customer relationships	4.0	4,200
Trade name	3.0	650

Total		$8,380

               Goodwill
     Approximately $62.4 million of the initial purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid to expand and quicken the combined company’s ability to serve the growing markets for Wide Area File Services and branch office server solutions. Management believes the acquisition positions the combined company as a leading supplier of branch office server solutions delivering network services, network data reductions and file and bulk data caching. None of the goodwill recorded as part of the Tacit acquisition will be deductible for United States federal income tax purposes. Goodwill will be deductible for state income tax purposes in those states in which the Company elects to step up its basis in the acquired assets.
     In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company would incur an accounting charge for the amount of impairment during the period in which the determination is made.

          In-process research and development
The Company estimates that $1.8 million of the purchase price represents in-process research and developments, IPR&D, primarily related to projects associated with Tacit’s iShared network wide area network (“WAN”) optimization technology (including the hardware appliance and the related software) enhancements and upgrades that had not yet reached technological feasibility and have no alternative future use. The Company’s methodology for allocating the purchase price of acquisitions to IPR&D was determined through established valuation techniques in the high-technology networking product industry. The fair value of the technology under development, as well as the existing purchased technology, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality.
          Deferred tax liability
Net deferred tax liabilities of $3.4 million include tax effects of fair value adjustments primarily related to intangible assets.
               Pro forma financial information
               The unaudited financial information in the table below summarizes the combined results of operations of Packeteer and Tacit, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and six months ended June 30, 2006 also includes incremental stock-based compensation expense due to the assumption of Tacit stock options, investment banking fees, and other acquisition related costs, recorded in Tacit’s historical results of operations during May 2006. The pro forma financial information for all periods presented also includes amortization charges from acquired intangibles, adjustments to interest income, and related tax effects.
          The unaudited pro forma financial information for the three months ended June 30, 2006 combines the historical results for Packeteer for the three months ended June 30, 2006, which include the results of Tacit subsequent to May 16, 2006 (the closing date of the acquisition), and the historical results for Tacit for the period from April 1 to May 16, 2006. The unaudited pro forma financial information for the six months ended June 30, 2006 combines the historical results for Packeteer for the six months ended June 30, 2006, which include the results of Tacit subsequent to May 16, 2006, and the historical results for Tacit for the period January 1 to May 16, 2006. The unaudited pro forma financial information for the three and six months ended June 30, 2005 combines the historical results for Packeteer and Tacit for those periods. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue	$35,140	$28,930	$69,691	$57,099
Net income (loss)	(2,761)	63	(4,311)	(3,941)
Net income (loss) per share:
Basic	$(0.08)	$0.00	$(0.12)	$(0.12)
Diluted	$(0.08)	$0.00	$(0.12)	$(0.12)

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
     The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in inventory. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy as of June 30, 2006 or December 31, 2005.
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

     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Completed products	$3,569	$4,584
Raw materials and components	234	395

	$3,803	$4,979

6. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $62 million and $9.5 million was recorded in connection with the acquisition of Tacit and Mentat, respectively.
     Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit and Mentat.
     The following table represents a roll forward of goodwill and acquired intangible assets, net (in thousands):

	December 31,			June 30,
	2005			2006
	Balance	Acquisition	Amortization	Balance
Goodwill	$9,527	$62,439	$—	$71,966
Other intangibles:
Developed technology	4,053	3,530	(656)	6,927
Customer contracts and relationships	1,421	4,200	(322)	5,299
Trade name	132	650	(61)	721

	$15,133	$70,819	$(1,039)	$84,913

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(1,703)	$6,927
Customer contracts and relationships	3-6 yrs	6,100	(801)	5,299
Trade name	3 yrs	850	(129)	721

		$15,580	$(2,633)	$12,947

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	5 yrs	$5,100	$(1,047)	$4,053
Customer contracts and relationships	6 yrs	1,900	(479)	1,421
Trade name	3 yrs	200	(68)	132

		$7,200	(1,594)	$5,606

     Included in cost of revenues was aggregate amortization expense of $486,000 and $400,000 for the three months ended June 30, 2006 and 2005, respectively and $880,000 and $756,000 for the six months ended June 30, 2006 and 2005, respectively. Included in sales and marketing expense, was amortization expense of $158,000 for the three and six months ended June 30, 2006, respectively, and none in the corresponding period of 2005.
     In March 2005, an OEM customer of Mentat exercised its option to buyout its license agreement. In accordance with the terms of the license, for a total of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source license to certain Mentat software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and was recognized as revenue over a twelve-month period. For the six months ended June 30, 2006 and 2005, Packeteer included $669,000 and $831,000, respectively, in revenues under this arrangement, with no balance remaining in deferred revenue at June 30, 2006. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year.
     Based on the purchased intangible assets balance as of June 30, 2006, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2006	$1,902
2007	3,803
2008	3,738
2009	2,841
2010	663

$12,947

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
     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of June 30, 2006, as we believe a loss is neither probable nor estimable.

     On June 22, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. The Company was granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. It has not yet been determined whether this dispute will be adjudicated in the trial court or through arbitration and the parties have not yet formally responded to the other’s allegations. The Company believes Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and the Company cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail.
8. GUARANTEES
     The Company’s warranty period is typically twelve months from the date of shipment to the end-user customer. We record a liability for estimated warranty obligations at the date products are sold. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2005 to June 30, 2006 (in thousands):

Accrued warranty obligations at December 31, 2005	$234
Provision for current period sales	190
Warranty costs incurred	(137)

Accrued warranty obligations at June 30, 2006	$287

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
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. During the three months ended June 30, 2006, sales to two customers, Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 25%, and 22% of net revenues, respectively. During the six months ended June 30, 2006, sales to three customers, Alternative Technology, Westcon, and Macnica, Inc., accounted for 23%, 18% and 10% of net revenues, respectively. At June 30, 2006, Alternative Technologies and Westcon accounted for 20% and 16% of gross accounts receivable, respectively. During the three months ended June 30, 2005, sales to Alternative Technology and Westcon accounted for 24% and 11% of total net revenues, respectively. During the six months ended June 30, 2005, sales to the same two customers, Alternative Technology and Westcon, accounted for 22% and 13% of total net revenues, respectively. All of these customers are distributors, who in turn sell to large numbers of value-added resellers, system integrators and other resellers.
     The Company principally relies on one, and to a lesser extent three additional, contract manufacturers for all of its manufacturing requirements. Any manufacturing disruption could impair its ability to fulfill orders. The Company’s reliance on these third-party manufacturers for all its manufacturing requirements could cause it to lose orders if these third-party manufacturers fail to satisfy the Company’s cost, quality and delivery requirements.
10. INCOME TAXES
     The effective tax rate was 222% for the three months ended June 30, 2006 and 39% for the six months ended June 30, 2006. The effective tax rate was 20% for the three months ended June 30, 2005 and 19% for the six months ended June 30, 2005. This increase for the quarter ended June 30, 2006 is primarily attributable to a $1.7 million increase in income tax reserves relating to transfer pricing exposure and the impact of $1.8 million of IPR&D. Absent the increase in reserves and the impact of $1.8 million of IPR&D, the effective tax rate for the six months ended June 30, 2006 would have been approximately 11%. The decrease from the 19% effective rate for the six months ended June 30, 2005 is principally attributable to the tax impact of foreign operations.
11. NET INCOME (LOSS) PER SHARE
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
     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. Additionally, all common share equivalents are excluded from diluted earnings per share for loss periods. Options to purchase shares of common stock that were excluded from the computation were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Number of shares excluded	5,084	3,451	5,030	3,004
     In addition, for the three months ended June 30, 2006, 1,005,087 common share equivalents related to stock options, shares subject to repurchase and warrants were excluded from the computation of diluted loss per share as they were anti-dilutive.
     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(805)	$4,228	$3,709	$7,805

Denominator:
Basic:
Weighted-average shares of common stock outstanding	34,767	33,847	34,625	33,750
Less: shares subject to repurchase	(66)	(100)	(66)	(103)

Basic weighted-average common shares outstanding	34,701	33,747	34,559	33,647

Diluted:
Basic weighted-average common shares outstanding	34,701	33,747	34,625	33,647
Add: potentially dilutive common shares from stock options and shares subject to repurchase	—	1,223	963	1,431
Add: potentially dilutive common shares from warrants	—	23	21	24

Diluted weighted-average common shares outstanding	34,701	34,993	35,566	35,103

Basic net income (loss) per share	$(0.02)	$0.13	$0.11	$0.23

Diluted net income (loss) per share	$(0.02)	$0.12	$0.10	$0.22

12. COMPREHENSIVE INCOME
     The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income (loss) and comprehensive income (loss) is not considered material for the periods presented.
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
     Geographic information (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues:
Americas	$15,465	$13,406	$30,808	$25,310
Asia Pacific	8,434	7,087	17,249	15,065
Europe, Middle East, Africa	10,240	7,684	18,367	15,880

Total net revenues	$34,139	$28,177	$66,424	$56,255

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 3% of total net revenues for both the three months and six months ended June 30, 2006, respectively, and 4% for both the three and six months ended June 30, 2005, respectively.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its consolidated results of operations and financial condition.
     In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The guidance is effective for periods beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of EITF 06-3 will have on its financial position and results of operations.

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
     The Packeteer WAN Application Optimization system consists of a family of scalable PacketShaper® appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Optimization capabilities. PacketShapers come standard with a Monitoring Module for network visibility and can be configured with optional Shaping, Compression and Acceleration Modules for application QoS and additional performance enhancements. In addition, each appliance can be managed individually or as an integrated policy-based WAN Application Optimization system distributed across multiple locations, using our PolicyCenter® software product. Centralized reporting for multiple appliances is also available using our ReportCenter® software product.
     Our Mentat SkyX® products enhance the performance and efficiency of Internet and private network access. With a proprietary connection splitting and protocol–translation system, the SkyX Gateway is designed to improve Transmission Control Protocol/Internet Protocol, or TCP/IP, performance over satellite-based or long haul networks while remaining entirely transparent to end users.
     On May 16, 2006, Packeteer completed its acquisition of Tacit Networks, Inc., or Tacit, a privately held company headquartered in South Plainfield, New Jersey. Tacit develops products that allow enterprises with multiple locations to more efficiently store and transfer data between remote sites and central data storage sites. The Tacit products are branch office infrastructure solutions that enable organizations pursuing server, storage and resource consolidation to meet cost, security and regulatory compliance objectives.
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
SOURCES OF REVENUE
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Optimization systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 76% of our net revenues for both the three and six months ended June 30, 2006, compared to 76% and 78% of our net revenues for the three and six months ended June 30, 2005, respectively. Service revenues accounted for 24% of net revenues for both the three and six months ended June 30, 2006, compared to 24% and 22% of our net revenues for the three and six months ended June 30, 2005, respectively. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold.
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
     Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our WAN Application Optimization solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. Excluding the impact of stock-based compensation, we expect that research and development expenses will exceed our long-term business model target of 18% of total net revenues for the remainder of 2006 before returning to levels approximating the target during 2007.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost. Excluding the impact of stock-based compensation, sales and marketing accounted for 40% and 37% of net revenues for the three and six months ended June 30, 2006, respectively, compared to 33% and 34% of net revenues for the three and six months ended June 30, 2005, respectively. We plan to increase sales and marketing headcount modestly in 2006, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and expect expenses in absolute dollars to increase in the remainder of 2006. Excluding the impact of stock-based compensation, we expect that sales and marketing expenses will exceed our long-term business model target of 30-32% of total net revenues during the remainder of 2006 before returning to levels approximating target during 2007.
     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. Excluding the impact of stock-based compensation, we expect general and administrative will approximate our long-term business model target of 6-7% of total net revenues going forward.
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
     During the three months ended March 31, 2006, we implemented the following new critical accounting policy:
     Stock-based compensation- Employee stock plans and employee stock purchase plans. Effective January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the graded-option method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted shares issued in connection with an acquisition was calculated based upon the fair market value of our common stock at the date of grant. See Note 2 of the Notes to the accompanying Condensed Consolidated Financial Statements for additional information and related disclosures.
     For further information about our other critical accounting policies, see the discussion of critical accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     RESULTS OF OPERATIONS
     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period.

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues:
Product revenues	76%	76%	76%	78%
Service revenues	24	24	24	22

Total net revenues	100	100	100	100

Cost of revenues:
Product costs	17	17	16	17
Service costs	7	8	7	8
Amortization of purchased intangible assets	1	1	2	1

Total cost of revenues	25	26	25	26

Gross margin	75	74	75	74

Operating expenses:
Research and development	22	19	21	19
Sales and marketing	40	33	37	34
General and administrative	9	5	9	6
In- process research and development	5	—	3	—

Total operating expenses	76	57	70	59

Income (loss) from operations	(1)	17	5	15

Other income, net	3	2	3	2

Income before provision for income taxes	2	19	8	17
Provision for income taxes	4	4	3	3

Net income (loss)	(2)%	15%	5%	14%

     OVERVIEW OF RESULTS
     Net revenues for the three months ended June 30, 2006 were $34.2 million, an increase of $6.0 million, or 21%, over the same period in 2005. Gross profit was $25.6 million, or 75%, and loss from operations was $386,000. During the comparable period a year ago, net revenues were $28.2 million, gross profit was $20.7 million, or 74%, and income from operations was $4.7 million. Net revenues for the six months ended June 30, 2006 were $66.5 million, an increase of $10.2 million, or 18%, over the same period in 2005. Gross profit was $50.0 million, or 75%, and income from operations was $3.7 million. During the comparable period a year ago, net revenues were $56.3 million, gross profit was $41.6 million, or 74%, and income from operations was $8.5 million.
     During the three months ended June 30, 2006, we continued to invest in our operations, with operating expenses of $21.5 million, excluding the $2.7 million impact of stock-based compensation related to stock option plans and the ESPP, and $1.8 million from in-process research and development expense related to the acquisition of Tacit. This represents an increase of $5.4 million, or 34%, from $16.1 million reported in the comparable period of 2005. During the six months ended June 30, 2006, operating expenses were $39.2 million, excluding the $5.3 million impact of stock-based compensation related to stock option plans and the ESPP, and $1.8 million from in-process research and development expense related to the acquisition of Tacit. This represents an increase of $6.1 million, or 18%, from $33.1 million reported in the comparable period of 2005. Compared to June 30, 2005, headcount at June 30, 2006 increased by 121, or 40%, primarily in sales and marketing and research and development. The Tacit acquisition accounts for 97 of this additional headcount.
     During the six months ended June 30, 2006, we generated $18.4 million of cash from operating activities, compared to $15.1 million in the comparable period a year ago. At June 30, 2006, we had cash, cash equivalents and investments of $72.4 million, accounts receivable of $19.2 million and deferred revenues of $26.4 million.
     NET REVENUES
     Product revenues of $25.8 million for the three months ended June 30, 2006 increased $4.3 million, or 20%, from $21.5 million for the three months ended June 30, 2005. Product revenues of $50.5 million for the six months ended June 30, 2006 increased $6.7 million, or 15%, from $43.8 million for the six months ended June 30, 2005. The increase in product revenues for the three and six month periods ended June 30, 2006 is primarily the result of an increase in the number of units shipped. There were no significant selling price changes during any of the periods presented.
     Service revenues of $8.4 million in the three months ended June 30, 2006, increased $1.7 million, or 25%, from $6.7 million in the same period last year. Service revenues of $16.0 million in the six months ended June 30, 2006, increased $3.5 million, or 28%, from $12.5 million in the same period last year. The increase is mainly due to an increase in the number of units under maintenance contracts.
     The increase in the percentage of our total net revenues represented by service revenues in 2006 compared with 2005 primarily reflects slower relative product revenue growth year to year while maintenance revenues continued to grow at a faster pace based upon contracts entered into in prior periods.
     For the three months ended June 30, 2006, net revenues in the Americas of $15.5 million increased $2.1 million, or 16%, from $13.4 million in the same period last year, and accounted for 45% of net revenues, compared to 48% for the same period last year. Net revenues in Asia Pacific of $8.4 million for the three months ended June 30, 2006 increased $1.3 million, or 18%, from $7.1 million in the same period last year, and accounted for 25% of net revenues, consistent with the same period last year. Net revenues in EMEA of $10.2 million for the three months ended June 30, 2006, increased $2.5 million, or 32%, from $7.7 million in the same period last year, and accounted for 30% of net revenues, compared to 27% for the same period last year. For the six months ended June 30, 2006, net revenues in the Americas of $30.8 million increased $5.5 million, from $25.3 million in the same period last year, and accounted for 46% of net revenues, compared to 45% for the same period last year. Net revenues in Asia Pacific of $17.2 million for the six months ended June 30, 2006 accounted for 26% of net revenues compared to $15.1 million, or 27%, of net revenues for the same period last year. Net revenues in EMEA of $18.4 million for the six months ended June 30, 2006, accounted for 28% of total net revenues, compared to $15.9 million, or 28%, of net revenues for the same period last year. We expect continued growth in net revenues from our non-Americas operations, and that such non-

Americas net revenue will contribute approximately the same percentage of total net revenue in 2006 as was experienced in prior years.
     During the three months ended June 30, 2006, sales to two customers, Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 25%, and 22% of net revenues, respectively. During the six months ended June 30, 2006, sales to three customers, Alternative Technology, Westcon and Macnica, Inc. accounted for 23%, 18% and 10% of net revenues, respectively. At June 30, 2006, Alternative Technologies and Westcon, accounted for 19% and 15% of gross accounts receivable, respectively. During the three months ended June 30, 2005, sales to Alternative Technology and Westcon accounted for 24% and 11% of total net revenues, respectively. During the six months ended June 30, 2005, sales to the same two customers, Alternative Technology and Westcon accounted for 22% and 13% of total net revenues, respectively.
     COST OF REVENUES
     Our cost of revenues was $8.6 million in the three months ended June 30, 2006, an increase of $1.1 million, or 15%, from $7.5 million in the same period last year. Excluding the amortization of intangibles of $486,000 and stock-based compensation related to stock options and the ESPP of $247,000, the cost of revenues represented 24% of total net revenues for the three months ended June 30, 2006, compared to 23% for the three months ended June 30, 2005. Cost of revenues was $16.4 million in the six months ended June 30, 2006, an increase of $1.8 million, or 12%, from $14.6 million in the same period last year. Excluding the amortization of intangibles of $880,000 and stock-based compensation of $512,000, the cost of revenues represented 24% of total net revenues for the six months ended June 30, 2006, compared to 25% for the six months ended June 30, 2005.
     Product costs for the three months ended June 30, 2006 increased by $881,000, or 18%, to $5.7 million from $4.8 million in the same period last year. This increase was primarily related to an increase in manufacturing costs of $877,000 due to increases in components cost and the number of units shipped. Product costs for the three months ended June 30, 2006 also included $95,000 of stock-based compensation related to stock option plans and the ESPP. Product costs for the six months ended June 30, 2006 increased by $1.1 million, or 12%, to $10.8 million from $9.7 million in the same period last year. This increase primarily was related to an increase in manufacturing costs of $511,000 from the same period of the prior year due to increases in components cost and the number of units shipped. Other product costs increased $529,000 from the prior year, primarily for indirect production support costs and warranty costs. Product costs for the six months ended June 30, 2006 also included $184,000 of stock-based compensation related to stock option plans and the ESPP.
     Service costs for the three months ended June 30, 2006 increased by $165,000, or 7%, to $2.4 million from $2.3 million in the same period last year. The increase consists primarily of $159,000 of stock-based compensation related to stock option plans and the ESPP. Service costs for the six months ended June 30, 2006 increased by $618,000, or 15%, to $4.8 million from $4.1 million in the same period last year. The increase includes $295,000 in personnel costs due to increased headcount and $328,000 of stock-based compensation related to stock option plans and the ESPP.
     In connection with the acquisition of Tacit in May 2006, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. During the three and six months ended June 30, 2006, amortization expense of $146,000 related to these intangibles was included in cost of revenues for both periods. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets. During the three months ended June 30, 2006 and 2005, amortization expense of $340,000 and $400,000, respectively, related to these intangibles was included in cost of revenues. During the six months ended June 30, 2006 and 2005, amortization expense of $734,000 and $756,000, respectively, related to these intangibles was included in cost of revenues.
     RESEARCH AND DEVELOPMENT
     Research and development expenses of $7.3 million in the three months ended June 30, 2006 were up $1.8 million, or 33%, from $5.5 million in the same period last year. The increased costs were primarily attributable to increased personnel related expenses of $1.7 million, including an increase in stock-based compensation related to stock option plans and the ESPP of $856,000 and $851,000 related to an increase in headcount from 104 at June 30, 2005 to 145 at June 30, 2006, that was primarily due to the Tacit acquisition. Research and development expenses represented 21% of net revenues for the three months ended June 30, 2006, compared to 19% for the same period in the prior year.

     Research and development expenses of $13.7 million in the six months ended June 30, 2006 were up $3.1 million, or 29%, from $10.7 million in the same period last year. The increased costs were primarily due to increased personnel related expenses of $2.7 million, including amortization of stock-based compensation related to stock option plans and the ESPP of $1.6 million, and $1.1 million related to the increase in headcount. Research and development expenses represented 21% of net revenues for the three and six months ended June 30, 2006, compared to 19% for the same periods in the prior year.
     SALES AND MARKETING
     Sales and marketing expenses increased to $13.7 million in the three months ended June 30, 2006, an increase of $4.4 million, or 48%, from $9.3 million in the same period last year. For the three months ended June 30, 2006, increases included increased personnel related costs and various marketing program related costs. Personnel related costs included an increase in stock-based compensation related to stock option plans and the ESPP of $1.1 million, and an increase in salaries, bonuses and employee benefits of $1.1 million due to an increase in headcount from 118 at June 30, 2005 to 175 at June 30, 2006, primarily due to the Tacit acquisition. Commission expenses increased by $405,000 due to increased revenue and changes in the commission plans. Marketing program costs and travel and entertainment expenses increased $532,000 and $579,000, respectively, from the same period last year due to increased activities. In connection with the acquisition of Tacit, we recorded $4.9 million of intangible assets related to customer relationships and trade name that are being amortized over their estimated useful lives of three to four years. During the three and six months ended June 30, 2006, amortization expense of $158,000 related to these intangibles was included in sales and marketing expense for both periods.
     Sales and marketing expenses increased to $24.7 million in the six months ended June 30, 2006, an increase of $5.5 million, or 29%, from $19.2 million in the same period last year. For the six months ended June 30, 2006, increases included personnel related costs and various marketing program related costs. Personnel related costs included an increase in stock-based compensation related to stock option plans and the ESPP of $2.2 million and an increase in salaries, bonuses and employee benefits of $1.1 million due primarily to the increase in headcount. Marketing program costs and travel and entertainment expenses increased $890,000 and $651,000, respecitively, from the same period last year due to increased activities. During the six months ended June 30, 2006, amortization expense of $158,000 related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense. Sales and marketing expenses represented 40% and 37% of net revenues for the three and six months ended June 30, 2006, respectively, compared to 33% and 33% for the same periods in the prior year.
     GENERAL AND ADMINISTRATIVE
     General and administrative expenses of $3.2 million in the three months ended June 30, 2006 increased $1.9 million, or 144%, from $1.3 million in the same period of last year. The increase was primarily due to personnel related costs, including an increase in stock-based compensation related to stock option plans and the ESPP of $657,000 and an increase in salaries and employee benefits of $246,000 due to an increase in headcount from 29 at June 30, 2005 to 35 at June 30, 2006. In addition, consulting costs increased $784,000, primarily for accounting and tax related matters.
     General and administrative expenses of $6.1 million in the six months ended June 30, 2006 increased $2.9 million, or 87%, from $3.2 million in the same period of last year. The increase was primarily due to personnel related costs, including an increase in stock-based compensation related to stock option plans and the ESPP of $1.4 million, and an increase in salaries and employee benefits of $509,000, due primarily to an increase in headcount. In addition, consulting costs increased $742,000, primarily for accounting and tax related matters. General and administrative expenses represented 9% of net revenues for both the three and six months ended June 30, 2006, compared to 5% and 6% for the same periods in the prior year.
     IN-PROCESS RESEARCH AND DEVELOPMENT
     Our methodology for allocating the purchase price relating to purchase acquisitions to in-process research and development, IPR&D, was determined through established valuation techniques in the high-technology networking product industry. IPR&D expense for the three and six months ended June 30, 2006 was $1.8 million for acquired IPR&D expense related to the acquisition of Tacit. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair value of the existing purchased technology, as well as the technology under development, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality.
     The in-process research and development related primarily to projects associated with Tacit’s iShared wide area network (“WAN”) optimization technology (including the hardware appliance and the related software) enhancements and upgrades. The projects identified as in-process technology are those that were underway at the time of the Tacit acquisition and at the date of acquisition the required additional effort to establish technological feasibility. The successful completion of these projects remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.
     OTHER INCOME, NET
     Other income, net consists primarily of investment income from our cash, cash equivalents and investments. Other income, net increased to $1.0 million and $2.3 million in the three and six months ended June 30, 2006, respectively, from $609,000 and $1.1 million for the same periods last year. The increase was primarily due to increased investment yields .
     INCOME TAX PROVISION
     The effective tax rate was 222% for the three months ended June 30, 2006 and 39% for the six months ended June 30, 2006. The effective tax rate was 20% for the for the three months ended June 30, 2005 and 19% for the six months ended June 30, 2005. The increase for the quarter ended June 30, 2006 is primarily attributable to a $1.7 million increase in income tax reserves relating to transfer pricing exposure and the impact of $1.8 million of IPR&D. Absent the increase in reserves and the impact of $1.8 million of IPR&D, the effective tax rate for the six months ended June 30, 2006 would have been approximately 11%. The decrease from the 19% effective rate for the six months ended June 30, 2005 is principally attributable to the tax impact of foreign operations.
     LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $72.4 million at June 30, 2006 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
     We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of June 30, 2006 (in thousands):

Contractual Obligations	Payments due by period
		Remainder	1 – 3	3 – 5	More than
	Total	of 2006	Years	Years	5 Years
Cash obligations not reflected in Balance Sheet:
Operating lease obligations	$4,433	$1,365	$2,497	$515	$56
Purchase obligations	7,008	7,008	—	—	—

Total	$11,441	$8,373	$2,497	$515	$56

Sources and Uses of Cash
          Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, decreased $50.3 million during the six months ended June 30, 2006 to $25.9 million. The decrease during the six months was primarily due to $72.7 million used in the acquisition of Tacit, net of cash and investments acquired, partially offset by net cash provided by operating activities of $18.4 million and proceeds from the issuance of stock through option exercises and the ESPP totaling $4.2 million. In addition, $1.9 million was used for purchases of property and equipment.
     Operating Activities. Cash provided by operating activities was $18.4 million in the six months ended June 30, 2006, consisting primarily of net income of $3.7 million, increased by $5.8 million of total stock-based compensation, $2.1 million of amortization and depreciation, $1.8 million of in-process research and development, and deferred revenue of $3.8 million. Cash provided by operating activities was $15.2 million in the six months ended June 30, 2005, consisting primarily of net income of $7.8 million, increased by deferred revenue of $5.9 million.
     Investing Activities. Cash used in investing activities in the six months ended June 30, 2006 was $33.0 million, compared to $10.7 million in the same period last year, which consists primarily of $72.7 used in the purchase of Tacit, net of cash acquired, and $1.9 million of purchases of property and equipment, offset by $41.6 million of net proceeds from the sale of marketable securities.
     Financing Activities. For the six months ended June 30, 2006, cash provided by financing activities was $4.2 million, compared to $3.1 million in the same period last year, reflecting proceeds from employee option exercises and the ESPP.
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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments
     At June 30, 2006, our investment portfolio included fixed-income securities with a fair value of approximately $66.5 million, having an average duration of 0.2 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at June 30, 2006, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $67,000. While an increase in interest rates reduces the fair value of the investment portfolio, we will not realize the losses in the consolidated statements of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.
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
ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	We reported the following material weakness as of December 31, 2005 in our annual report on Form 10-K: we did not maintain effective control over: (i) the reconciliation of the income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. To remediate that weakness, we have implemented the following changes in our internal control over financial reporting: (i) income tax accounts are reconciled to the supporting schedules, (ii) the income tax reconciliations are reviewed by individuals other than the preparer, and (iii) we have increased our use of third party tax experts. We believe that the corrective measures taken above have sufficiently remediated this material weakness. Aside from the ongoing implementation of these measures, there was no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 7, entitled “Contingencies,” of the Notes to the accompanying Condensed Consolidated Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed, other than the following:
          The Risk Factor entitled “CHANGES IN OR INTERPRETATIONS OF, TAX RULES AND REGULATIONS MAY ADVERSELY AFFECT OUR EFFECTIVE TAX RATES” has been updated to reflect that for the three months ended June 30, 2006, we increased our reserves by approximately $1.7 million resulting in an effective tax rate for the period of approximately 222%, and that our 2003 tax returns, and primarily our intercompany transfer pricing exposure, are currently being examined by the Internal Revenue Service. The Risk Factor entitled “MOST OF THE COMPONENTS AND SOME OF THE SOFTWARE USED IN OUR PRODUCTS COME FROM SINGLE OR LIMITED SOURCES, AND OUR BUSINESS COULD BE HARMED IF THESE SOURCES FAIL TO SATISFY OUR SUPPLY REQUIREMENTS” has been updated to address potential supply issues relating to software development and maintenance services for some of our products. In addition, we have added a new risk factor entitled “THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION, MAY ADVERSELY IMPACT OUR BUSINESS.”
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
     If we are unable to effectively perform with respect to the foregoing, or if we experience delays in product development, we could experience a loss of customers and market share. We have experienced such delays in the past, including a delay in the integration of certain technology we acquired from Mentat.
ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS
     Packeteer has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in May 2006 we announced our acquisition of Tacit Networks, and in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:
-	difficulty in integrating the acquired operations and retaining acquired personnel;

-	limitations on our ability to retain acquired distribution channels and customers;

-	diversion of management’s attention and disruption of our ongoing business;

-	difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

-	the potential product liability associated with selling the acquired company’s products; and

-	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $62.4 million in goodwill related to the acquisition of Tacit and $9.6 million in goodwill related to the acquisition of Mentat. Goodwill will be subject to impairment testing rather than being amortized over a fixed period. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.

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
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 55% and 54% of net revenues for the three and six months ended June 30, 2006, respectively compared to 52% and 55% for the three and six months ended June 30, 2005, respectively, and 53% of net revenues for year ended December 31, 2005. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended June 30, 2006, sales to two customers, Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 25%, and 22% of net revenues, respectively. During the six months ended June 30, 2006, sales to three customers, Alternative Technology, Westcon, and Macnica, Inc., accounted for 23%, 18% and 10% of net revenues, respectively. At June 30, 2006, Alternative Technologies and Westcon accounted for 19% and 15% of gross accounts receivable, respectively. During the three months ended June 30, 2005, sales to Alternative Technology and Westcon accounted for 24% and 11% of total net revenues, respectively. During the six months ended June 30, 2005, sales to the same two customers, Alternative Technology and Westcon, accounted for 22% and 13% of total net revenues, respectively. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
     We currently rely on SMTC, our longstanding contract manufacturer, and more recently and to a lesser extent, three additional manufacturers for all of our manufacturing requirements. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:
-	reduced control over delivery schedules;

-	the potential lack of adequate capacity during periods of excess demand;

-	decreases in manufacturing yields and increases in costs;

-	the potential for a lapse in quality assurance procedures;

-	increases in prices; and

-	the potential misappropriation of our intellectual property.
     We have no long-term contracts or arrangements with our manufacturers, which guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with these manufacturers on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. In the future, we may seek to shift manufacturing of certain products from one manufacturer to another. We cannot assure you that we can effectively manage our third-party manufacturers or any such transition, or that our third-party manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity or facilitate any such transition efficiently. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

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
MOST OF THE COMPONENTS AND SOME OF THE SOFTWARE USED IN OUR PRODUCTS COME FROM SINGLE OR LIMITED SOURCES, AND OUR BUSINESS COULD BE HARMED IF THESE SOURCES FAIL TO SATISFY OUR SUPPLY REQUIREMENTS
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
     We do not have any long-term supply contracts with any of our vendors to ensure sources of supply. If our contract manufacturer fails to obtain components in sufficient quantities when required, our business could be harmed. Our suppliers also sell products to our competitors. Our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price. Our inability to obtain sufficient quantities of single-sourced or limited-sourced components, or to develop alternative sources for components or products could harm our ability to maintain and expand our business.
     Similarly, the software for our ReportCenter product and certain of the software components for our iShared products are developed by single sources. We rely upon these providers for resolving software errors, developing software for product updates and providing certain levels of customer support for these products. It would be time-consuming and costly to replace these providers if they failed to provide quality services in an efficient manner, or if our relationship with them were interrupted or terminated. We are currently involved in litigation with Valencia Systems, Inc., the sole provider of the software for our ReportCenter, as described further in the Risk Factor entitled “THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION, MAY ADVERSELY IMPACT OUR BUSINESS.” An adverse outcome to that litigation, as well as any disruption in our access to the software development and maintenance services provided by our single source providers or our inability to develop alternative sources for these services, would adversely affect out business.
THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION MAY ADVERSELY IMPACT OUT BUSINESS
     On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. We were granted injunctive relief in our action prohibiting Valencia from disparagement or discontinuing maintenance or support services. It has not yet been determined whether this dispute will be adjudicated in the trial court or through arbitration and the parties have not yet formally responded to the other’s allegations. We believe Valencia’s claims to be without merit and intend to defend this matter vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that we will prevail. The costs and disruptions associated with the litigation with Valencia could have a material adverse effect on our business, financial condition and results of operations. Because Valencia is the sole provider of software development and maintenance services for our ReportCenter products, any disruption in our access to the development and maintenance services provided by Valencia could have a material adverse affect on the Company. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report and Note 7 of the Notes to the accompanying Condensed Consolidated Financial Statements.
     CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income (loss) for the three and six months ended June 30, 2006, and may affect our stock.
CHANGES IN OR INTERPRETATIONS OF, TAX RULES AND REGULATIONS MAY ADVERSELY AFFECT OUR EFFECTIVE TAX RATES.
     As a global company, we are subject to taxation in the United States and various other countries. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities or changes in our reserves. For example, for the three months ended June 30, 2006 we increased our reserves by approximately $1.7 million resulting in an effective tax rate for the period of approximately 222%.
     In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for our 2003 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, and believe such estimates to be reasonable. However, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of June 30, 2006, we have 32 issued U.S. patents and 68 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Stockholders’ Meeting was held on May 24, 2006 for the following purposes: (1) to elect three directors to serve until the 2009 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, and (2) to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2006.
1. The following persons were elected as directors of the Company to serve until the 2009 Annual Stockholders’ Meeting, or until their successors are duly elected and qualified, with the votes indicated below:

Director	Votes For	Votes Withheld

L. William Krause	30,669,133	1,950,123
Bernard F. (Bud) Mathaisel	31,372,961	1,246,295
Peter Van Camp	30,669,890	1,949,366
In addition to Messrs. Krause, Mathaisel and Van Camp, as of the date of the meeting the following directors each had a term of office that continued after the meeting: Dave Côté, Steven J. Campbell, Craig W. Elliot and Joseph A. Graziano.
2. The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 was approved with the following votes:

Votes for	Votes Against	Abstain
32,275,878	340,658	2,720
ITEM 5. OTHER INFORMATION
On July 19, 2006, the Compensation Committee of the Board of Directors of the Company approved certain benefits for its current executive officers and any additional participants approved by the Compensation Committee in connection with a change of control (as that term is defined by the Compensation Committee consistent with the Company’s existing compensation programs) (a “Change of Control”) of the Company (the “Change of Control Benefits”). The Change of Control Benefits include additional compensation, health care and other benefits if an executive officer’s employment with the Company is terminated by the Company without cause (as that term is defined by the Compensation Committee) (“Cause”), or by the executive for good reason (as that term is defined by the Compensation Committee), within twelve months of a Change of Control (a “Qualified Termination”). With respect to additional compensation for executive officers other than Dave Côté, the Company’s Chief Executive Officer, each such executive officer will be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary for eighteen months. Upon a Qualified Termination, Mr. Côté will be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary for twenty-four months. In addition, upon a Qualified Termination, each then unvested stock option, stock appreciation right or other equity award (an “Equity Award”) held by any executive officer with an exercise price equal to or greater than the market value of the securities underlying the Equity Award on the date of grant shall fully vest, and each then unvested Equity Award held by any executive officer with an exercise price less than the market value of the securities underlying the Equity Award on the date of grant thereof shall vest with respect to 50% of the unvested portion of the Equity Award.
On July 19, 2006, the Compensation Committee also approved certain severance benefits for each of Mr. Côté and David Yntema, the Company’s Chief Financial Officer, if his employment with the Company is terminated by the Company without Cause other than within twelve months of a Change of Control (the “Severance Benefits”). The Severance Benefits will be, in the case of Mr. Côté, an amount equal to the aggregate amount of his monthly salary for twelve months, and, in the case of Mr. Yntema, an amount equal to the aggregate amount of his monthly salary for nine months.

ITEM 6. EXHIBITS

Exhibit 10.31	Agreement and Plan of Reorganization by and amount Packeteer, Inc., Oslo Acquisition Corporation, Tacit Networks, Inc. and Vikram Gupta dated May 8, 2006

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 9th day of August, 2006.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ
Dave Côté
President and Chief Executive Officer

By:	/s/ DAVID YNTEMA
David Yntema
Chief Financial Officer and Secretary

Exhibit Index

Exhibit 10.31	Agreement and Plan of Reorganization by and amount Packeteer, Inc., Oslo Acquisition Corporation, Tacit Networks, Inc. and Vikram Gupta dated May 8, 2006

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification — CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification — CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification — CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification — CFO