Form 10-Q
period 2006-09-30
PACKETEER INC
filed 2006-10-31
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
Yes ☐      No .☑
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
Yes ☐      No .☑
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was 35,270,487, at October 27, 2006.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below under the title “Risk Factors” in Part II, Item 1A and under the title “Risk Factors” in Item 1A of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 16, 2006. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, and the subsequent business and financial impacts of any such acquisitions, the geographical dispersion of our sales, expected tax rates, the potential outcome of litigation matters and IRS examinations and impact of recent accounting pronouncements, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,775	$36,221
Short-term investments	26,077	81,228
Accounts receivable, net of allowance for doubtful accounts of $426 and $175, respectively	22,263	15,759
Other receivables	169	207
Inventories	5,764	4,979
Prepaids and other current assets	2,689	2,148

Total current assets	97,737	140,542
Property and equipment, net of accumulated depreciation and amortization of $9,507 and $7,663, respectively	3,666	2,681
Long-term investments	5,775	5,228
Goodwill	71,966	9,527
Purchased intangible assets, net	11,996	5,606
Other non-current assets	10,138	5,073

Total assets	$201,278	$168,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,751	$2,808
Accrued compensation	6,848	6,551
Other accrued liabilities	7,325	4,716
Income tax payable	5,899	3,520
Deferred revenue	22,852	18,986

Total current liabilities	46,675	36,581
Long-term liabilities:
Deferred revenue, less current portion	4,302	3,129
Deferred rent and other	234	340

Total liabilities	51,211	40,050
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 35,197 and 34,197 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	35	34
Additional paid-in capital	204,746	188,046
Deferred stock-based compensation	—	(567)
Accumulated other comprehensive loss	—	(182)
Accumulated deficit	(54,714)	(58,724)

Total stockholders’ equity	150,067	128,607

Total liabilities and stockholders’ equity	$201,278	$168,657

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Product revenues	$26,798	$17,632	$77,291	$61,415
Service revenues	9,188	7,203	25,149	19,675

Total net revenues	35,986	24,835	102,440	81,090

Cost of revenues (1):
Product costs	6,343	4,248	17,110	13,975
Service costs	2,946	1,980	7,708	6,124
Amortization of purchased intangible assets	635	401	1,515	1,157

Total cost of revenues	9,924	6,629	26,333	21,256

Gross profit	26,062	18,206	76,107	59,834

Operating expenses (1):
Research and development	8,322	5,524	22,052	16,175
Sales and marketing, includes amortization of purchased intangibles assets of $317 and $474 for the three and nine months ended September 30, 2006, respectively, and none for the three and nine months ended September 30, 2005	15,327	8,888	40,017	28,097
General and administrative	3,770	1,786	9,848	5,029
In- process research and development	—	—	1,800	—

Total operating expenses	27,419	16,198	73,717	49,301

Income (loss) from operations	(1,357)	2,008	2,390	10,533
Other income, net	807	776	3,094	1,887

Income (loss) before provision for income taxes	(550)	2,784	5,484	12,420
Provision (benefit) for income taxes	(851)	529	1,474	2,360

Net income	$301	$2,225	$4,010	$10,060

Basic net income per share	$0.01	$0.07	$0.12	$0.30

Diluted net income per share	$0.01	$0.06	$0.11	$0.29

Shares used in computing basic net income per share	34,990	33,924	34,704	33,740

Shares used in computing diluted net income per share	35,814	35,098	35,660	35,102

(1)	Stock-based compensation included in the costs and expense line items:

Product costs	$115	$—	$299	$—
Service costs	201	—	529	—
Research and development	1,259	217	3,005	651
Sales and marketing	1,590	8	3,779	22
General and administrative	756	2	2,100	6
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,010	$10,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,847	1,848
Amortization of purchased intangible assets	1,989	1,157
Loss on disposal of property and equipment	—	17
Stock-based compensation related to Mentat acquisition	292	679
Stock-based compensation related to stock options and ESPP	9,420	—
Tax benefits from employee stock option activity prior to the adoption of FAS 123R	(833)	—
Deferred income taxes	(375)	—
In-process research and development	1,800	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net	(4,759)	(403)
Other receivables	38	1,333
Inventories	(559)	(3,318)
Prepaids and other current assets	(557)	(218)
Other non-current assets	(31)	39
Accounts payable	943	(588)
Accrued compensation	(322)	(1,176)
Other accrued liabilities	(1,799)	(911)
Income tax payable	1,920	1,450
Deferred revenue	4,526	9,084

Net cash provided by operating activities	17,550	19,053

Cash flows from investing activities:
Purchases of property and equipment	(2,532)	(1,543)
Purchases of investments	(56,780)	(78,863)
Proceeds from sales and maturities of investments	113,066	70,799
Acquisition, net of cash acquired	(64,810)	(1,750)
Funds deposited into escrow in connection with acquisition	(7,850)	—

Net cash used in investing activities	(18,906)	(11,357)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,399	2,670
Sale of stock to employees under the ESPP	2,511	2,346

Net cash provided by financing activities	5,910	5,016

Net increase in cash and cash equivalents	4,554	12,712
Cash and cash equivalents at beginning of period	36,221	10,672

Cash and cash equivalents at end of period	$40,775	$23,384

Supplemental disclosures of cash flow information:

Cash paid during period for income taxes	$261	$966

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
     The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2006.
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
     Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the three months ended September 30, 2006 related to stock options and ESPP was $3.6 million and $231,000 respectively, and $8.8 million and $605,000, respectively, for the nine months ended September 30, 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. In addition, the stock-based compensation expense for the three and nine months ended September 30, 2006 included $94,000 and $292,000, respectively, related to restricted stock issued in connection with the Mentat acquisition that would have been included in the Company’s consolidated statements of operations under the provisions of APB 25. As a result of adopting SFAS 123(R), the Company’s income (loss) before taxes and net income for the three months ended September 30, 2006 were reduced by $3.8 million and $3.7 million, respectively, and by $9.4 million and $8.9 million, respectively, for the nine months ended September 30, 2006. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.10 and $0.10 for the three months and by $0.26 and $0.25 for the nine months ended September 30, respectively. The implementation of SFAS 123(R) did not have a significant impact on net cash flows from operations during the three months and nine months ended September 30, 2006.
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

     Stock-based compensation expense recognized in the Company’s statements of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock Option Grants:
Expected life (years)	4.61	4.62
Expected volatility	63.28%	62.16%
Risk-free interest rate	4.85%	4.90%
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the nine months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2005	6,329	$12.33
Options assumed (a)	320	1.28
Granted	2,392	10.67
Exercised	(684)	4.97
Canceled /forfeited/expired	(683)	13.62

Options outstanding at September 30, 2006	7,674	11.89	7.63	$5,657

Options vested and expected to vest at September 30, 2006	6,934	11.95	7.47	$5,544
Options exercisable at September 30, 2006	3,743	12.26	6.31	$4,833

(a)	Represents activity related to options that were assumed as a result of the acquisition of Tacit in May 2006. See Note 3 for additional information.

     The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $5.34 and $5.83, respectively. The weighted average fair value of options assumed in 2006 in connection with the acquisition of Tacit was $12.46. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.1 million and $4.5 million, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2006 was $1 million and $8.7 million, respectively. At September 30, 2006, the Company had $12.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.81 years. Cash received from stock option exercises was $454,000 and $3.4 million, respectively, during the three and nine months ended September 30, 2006.
     The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006 (in thousands, except years and per-share amounts):

	Options Outstanding
Range of Exercise Prices	Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$0.19-4.71	883	5.87	$3.48	777	$3.68
4.75–8.36	978	6.29	7.46	691	7.16
8.38–9.51	1,158	9.28	9.46	15	9.06
9.54-12.03	1,411	8.59	11.49	354	10.94
12.05-13.99	764	8.19	12.67	339	12.62
14.00	809	8.32	14.00	344	14.00
14.01-17.20	767	6.88	15.35	572	15.44
17.25-20.77	774	7.31	19.00	521	19.01
48.06	130	3.32	48.06	130	48.06

Total	7,674	7.63	11.89	3,743	12.26

Employee Stock Purchase Plan
     In May 1999, the Company’s Board of Directors adopted the ESPP. The ESPP became effective on July 27, 1999. At that time, 500,000 shares were reserved for issuance under the ESPP. The number of shares reserved under this ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. 158,000 and 315,000 shares were issued under the ESPP during the three and nine months ended September 30, 2006, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
ESPP Grants:
Expected life (years)	1.21	1.19
Expected volatility	60.00%	60.53%
Risk-free interest rate	5.08%	5.07%
     The weighted-average fair value of the purchase rights granted under the ESPP during the three and nine months ended September 30, 2006 was $3.73 and $3.75, respectively.

Restricted Stock Issued in Acquisition
     In connection with the acquisition of Mentat, Inc., or Mentat, in December 2004, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. The shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. The Company recorded deferred stock-based compensation of approximately $1.6 million associated with these restricted shares. Beginning in 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $94,000 and $292,000, respectively, related to the acquisition and credited additional paid-in capital. Prior to 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the consolidated statements of shareholders’ equity. Amortization of stock-based compensation associated with these shares totaled $184,000 and $551,000, respectively for the three and nine months ended September 30, 2005. No shares vested in the nine months ended September 30, 2006. At September 30, 2006, there were 65,000 restricted shares outstanding. As of September 30, 2006, the Company had $258,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized over the remaining vesting period of 1.25 years.
Pro Forma Information under SFAS 123 for Periods Prior to 2006
     Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$2,255	$10,060
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of tax	(3,021)	(9,937)

Net income (loss) pro forma	$(766)	$123

Net income (loss) per share:
Basic – as reported	$0.07	$0.30
Diluted – as reported	$0.06	$0.29
Basic – pro forma	$(0.02)	$0.00
Diluted – pro forma	$(0.02)	$0.00
     Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     For pro forma purposes, the fair value of the Company’s stock option and ESPP awards was estimated using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to value stock options granted during the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Stock Option Grants:
Expected life (years)	3.41	3.33
Expected volatility	87.34%	90.95%
Risk-free interest rate	4.18%	3.97%
Expected dividend rate	0%	0%
     Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and implied volatility factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.

     Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $7.23 and $8.35, respectively, for the three and nine months ended September 30, 2005. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2005 was $862,000 and $3.5 million, respectively. During the three and nine months ended September 30, 2005, the Company issued 153,000 and 299,000 shares, respectively, under the ESPP.
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
     The results of operations of Tacit are included in the Company’s Condensed Consolidated Statements of Operations beginning May 16, 2006, the closing date of the acquisition. The following table summarizes the initial purchase price (in thousands):

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
     The preliminary allocation of the initial purchase price is as follows (in thousands):

Amount
Cash and cash equivalents	$3,202
Short-term investments	1,500
Accounts receivable	1,745
Inventories	226
Other current assets	148
Property and equipment	300
Accounts payable and accrued liabilities	(5,380)
Deferred revenue	(513)
Goodwill	62,439
Identifiable intangible assets	8,380
In-process research and development	1,800
Net deferred tax liabilities	(3,352)

Total initial purchase price	$70,495

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
In-process research and development
     The Company estimates that $1.8 million of the purchase price represents in-process research and developments, IPR&D, primarily related to projects associated with Tacit’s iShared network wide area network, or WAN, optimization technology (including the hardware appliance and the related software) enhancements and upgrades that had not yet reached technological feasibility and have no alternative future use. The Company’s methodology for allocating the purchase price of acquisitions to IPR&D was determined through established valuation techniques in the high-technology networking product industry. The fair value of the technology under development, as well as the existing purchased technology, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality.
Deferred tax liability
     Net deferred tax liabilities of $3.4 million include tax effects of fair value adjustments primarily related to intangible assets.
Pro forma financial information
     The unaudited financial information in the table below summarizes the combined results of operations of Packeteer and Tacit, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended September 30, 2006 also includes incremental stock-based compensation expense due to the assumption of Tacit stock options, investment banking fees, and other acquisition related costs, recorded in Tacit’s historical results of operations during May 2006. The pro forma financial information for all periods presented also includes amortization charges from acquired intangibles, adjustments to interest income, and related tax effects.

     The unaudited pro forma financial information for the nine months ended September 30, 2006 combines the historical results for Packeteer for the nine months ended September 30, 2006, which include the results of Tacit subsequent to May 16, 2006, and the historical results for Tacit for the period January 1 to May 16, 2006. The unaudited pro forma financial information for the three and nine months ended September 30, 2005 combines the historical results for Packeteer and Tacit for those periods. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue	$35,986	$26,227	$105,677	$83,326
Net income (loss)	648	(4,751)	(3,663)	(8,692)
Net income (loss) per share:
Basic	$0.02	$(0.14)	$(0.11)	$(0.26)
Diluted	$0.02	$(0.14)	$(0.11)	$(0.26)
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
     The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in inventory. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. At September 30, 2006, $165,000 of revenue was deferred under this policy. No amounts were deferred under this policy at December 31, 2005.
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
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Completed products	$5,497	$4,584
Raw materials and components	267	395

	$5,764	$4,979

6. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $62 million and $9.5 million was recorded in connection with the acquisition of Tacit and Mentat, respectively.
     Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit and Mentat.
     The following table represents a roll forward of goodwill and acquired intangible assets, net (in thousands):

	December 31,			September 30,
	2005			2006
	Balance	Acquisition	Amortization	Balance
Goodwill	$9,527	$62,439	$—	$71,966
Other intangibles:
Developed technology	4,053	3,530	(1,206)	6,377
Customer contracts and relationships	1,421	4,200	(653)	4,968
Trade name	132	650	(131)	651

	$15,133	$70,819	$(1,990)	$83,962

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(2,253)	$6,377
Customer contracts and relationships	3-6 yrs	6,100	(1,132)	4,968
Trade name	3 yrs	850	(199)	651

		$15,580	$(3,584)	$11,996

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	5 yrs	$5,100	$(1,047)	$4,053
Customer contracts and relationships	6 yrs	1,900	(479)	1,421
Trade name	3 yrs	200	(68)	132

		$7,200	(1,594)	$5,606

     Included in cost of revenues was aggregate amortization expense of $635,000 and $401,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Included in sales and marketing expense was amortization expense of $317,000 and $474,000 for the three and nine months ended September 30, 2006, respectively, and none in the corresponding periods of 2005.
     In March 2005, an OEM customer of Mentat exercised its option to buyout its license agreement. In accordance with the terms of the license, for a total of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source code license to certain Mentat software plus support and maintenance for a period of twelve months. The $3.0 million fee was recorded as deferred revenue and was recognized as revenue over a twelve-month period. For the nine months ended September 30, 2006 and 2005, Packeteer included $669,000 and $1.6 million, respectively, in revenues under this arrangement, with no balance remaining in deferred revenue at September 30, 2006. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from nine years to one year.
     Based on the purchased intangible assets balance as of September 30, 2006, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2006	$951
2007	3,803
2008	3,738
2009	2,841
2010	663

$11,996

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
     A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of September 30, 2006, as we believe a loss is neither probable nor estimable.
     On June 22, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. The Company was granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration and the parties have not yet formally responded to the other’s allegations. The Company believes Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and the Company cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail.
8. GUARANTEES
     The Company’s warranty period is typically twelve months from the date of shipment to the end-user customer. We record a liability for estimated warranty obligations at the date products are sold. For existing products, the reserve is estimated based on actual historical experience. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2005 to September 30, 2006 (in thousands):

Accrued warranty obligations at December 31, 2005	$234
Provision for current period sales	393
Warranty costs incurred	(242)

Accrued warranty obligations at September 30, 2006	$385

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
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. During the three months ended September 30, 2006, sales to two customers, Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 26% and 15% of net revenues, respectively. During the nine months ended September 30, 2006, sales to two customers, Alternative Technology, and Westcon accounted for 24% and 17% of net revenues, respectively. During the three months ended September 30, 2005, sales to Alternative Technology and Westcon accounted for 26% and 12% of total net revenues, respectively. During the nine months ended September 30, 2005, sales to the same two customers, Alternative Technology and Westcon, accounted for 23% and 13% of total net revenues, respectively. All of these customers are distributors, who in turn sell to a large number of value-added resellers, system integrators and other resellers. At September 30, 2006 four customers, Alternative Technologies, Westcon, Inc., Net One Systems Co., Ltd. and France Telecom, accounted for 26%, 11%, 11% and 11% of gross accounts receivable, respectively.
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

10. INCOME TAXES
     The Company recorded a tax benefit of $851,000, or 155% of the loss before provision for income taxes, for the three months ended September 30, 2006. The effective tax provision rate was 19 % for the three months ended September 30, 2005. The tax benefit for the three months ended September 30, 2006 is principally attributable to a $1 million tax benefit resulting from the revision of original estimates of the prior year tax provision upon preparation of the related tax return, along with other adjustments, partially offset by additional tax reserves.
     The Company recorded a tax provision of $1.5 million for the nine months ended September 30, 2006, reflecting an effective tax rate for the nine months then ended of 27%. The effective tax rate was 19 % for the nine months ended September 30, 2005. The change in the effective tax rate for the nine months is primarily attributable to a $2.4 million increase in income tax reserves relating to transfer pricing exposure, the impact of $1.8 million of IPR&D related to the Tacit acquisition, and a $1 million tax benefit resulting from the revision of original estimates of the prior year tax provision upon preparation of the related tax return, partially offset by other adjustments. Absent these items the effective tax rate for the nine months ended September 30, 2006 would have been approximately 5%. The decrease is primarily attributable to a relative decrease in earnings subject to taxation in countries that have higher statutory tax rates and a relative increase in earnings subject to taxation in countries that have lower statutory tax rates.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of shares excluded	6,097	3,978	5,359	3,796
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$301	$2,255	$4,010	$10,060

Denominator:
Basic:
Weighted-average shares of common stock outstanding	35,055	34,024	34,770	33,842
Less: shares subject to repurchase	(65)	(100)	(66)	(102)

Basic weighted-average common shares outstanding	34,990	33,924	34,704	33,740

Diluted:
Basic weighted-average common shares outstanding	34,990	33,924	34,704	33,740
Add: Potentially dilutive common shares from stock options and shares subject to repurchase	808	1,152	937	1,338

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Add: Potentially dilutive common shares from warrants	16	22	19	24

Diluted weighted-average common shares outstanding	35,814	35,098	35,660	35,102

Basic net income per share	$0.01	$0.07	$0.12	$0.30

Diluted net income per share	$0.01	$0.06	$0.11	$0.29

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
     Geographic information (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Americas	$17,111	$12,751	$47,949	$38,061
Asia Pacific	9,147	4,083	26,396	19,148
Europe, Middle East, Africa	9,728	8,001	28,095	23,881

Total net revenues	$35,986	$24,835	$102,440	$81,090

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 3% of total net revenues for both the three months and nine months ended September 30, 2006, respectively, and 4% for the three and nine months ended September 30, 2005, respectively.
     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.
14. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its consolidated results of operations and financial condition.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated results of operations, financial condition or cash flows.

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
     On May 16, 2006, Packeteer completed its acquisition of Tacit Networks, Inc., or Tacit, a privately held company headquartered in South Plainfield, New Jersey. Tacit develops products that allow enterprises with multiple locations to more efficiently store and transfer data between remote sites and central data storage sites. The Tacit products are branch office infrastructure solutions that enable organizations pursuing server, storage and resource consolidation to meet cost, security and regulatory compliance objectives. The financial information presented for the three and nine months ended September 30, 2006 includes the results of Tacit subsequent to the acquisition date.
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

SOURCES OF REVENUE
We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Optimization systems. Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Product revenues accounted for 74% and 75% of our net revenues for the three and nine months ended September 30, 2006, compared to 71% and 76% of our net revenues for the three and nine months ended September 30, 2005, respectively. Service revenues accounted for 26% and 25% of net revenues for the three and nine months ended September 30, 2006, compared to 29% and 24% of our net revenues for the three and nine months ended September 30, 2005, respectively. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis, over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold.
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
     Research and Development. Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our WAN Application Optimization solutions. We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. Excluding the impact of stock-based compensation, we expect that research and development expenses will continue to exceed our long-term business model target of 18% of total net revenues for the remainder of 2006 before returning to levels approximating the target beginning in the second quarter of 2007.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of the product, as well as related trade show, promotional and public relations expenses and allocated overhead. Although continuing to decrease as a percentage of net revenues, sales and marketing is our largest cost. Excluding the impact of stock-based compensation, sales and marketing accounted for 38% and 35% of net revenues for the three and nine months ended September 30, 2006, respectively, compared to 36% and 35% of net revenues for the three and nine months ended September 30, 2005, respectively. We plan to increase sales and marketing headcount modestly in the remainder of 2006, as we continue to expand our global presence. We intend to continue to invest in appropriate sales and marketing campaigns and expect expenses in absolute dollars to increase in the remainder of 2006. Excluding the impact of stock-based compensation, we expect that sales and marketing expenses will continue to exceed our long-term business model target of 30-32% of total net revenues during the remainder of 2006 before returning to levels approximating the target beginning in the second quarter of 2007.
     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses. Excluding the impact of stock-based compensation, we expect that general and administrative expenses will continue to exceed our long-term business model target of 6-7% of total net revenues during the remainder of 2006 before returning to levels approximating the target beginning in the first half of 2007.
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
     During the nine months ended September 30, 2006, we implemented the following new critical accounting policy:
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
RESULTS OF OPERATIONS
     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated. The financial data for the periods indicated includes the results of Tacit subsequent to May 16, 2006. These historical operating results are not necessarily indicative of the results for any future period.

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Product revenues	74%	71%	75%	76%
Service revenues	26	29	25	24

Total net revenues	100	100	100	100
Cost of revenues:
Product costs	18	17	17	17
Service costs	8	8	8	8
Amortization of purchased intangible assets	2	2	1	1

Total cost of revenues	28	27	26	26

Gross margin	72	73	74	74
Operating expenses:
Research and development	23	22	21	20
Sales and marketing	43	36	39	35
General and administrative	10	7	10	6
In- process research and development	—	—	2	—

Total operating expenses	76	65	72	61

Income (loss) from operations	(4)	8	2	13
Other income, net	2	3	3	2

Income (loss) before provision for income taxes	(1)	11	5	15
Provision (benefit) for income taxes	(2)	2	1	3

Net income	1%	9%	4%	12%

OVERVIEW OF RESULTS
     Net revenues for the three months ended September 30, 2006 were $36.0 million, an increase of $11.2 million, or 45%, over the same period in 2005. Gross profit was $26.1 million, or 72%, and loss from operations was $1.4 million. During the comparable period a year ago, net revenues were $24.8 million, gross profit was $18.2 million, or 73%, and income from operations was $2.0 million. Net revenues for the nine months ended September 30, 2006 were $102.4 million, an increase of $21.3 million, or 26%, over the same period in 2005. Gross profit was $76.1 million, or 74%, and income from operations was $2.4 million. During the comparable period a year ago, net revenues were $81.1 million, gross profit was $59.8 million, or 74%, and income from operations was $10.5 million.
     During the three months ended September 30, 2006, we continued to invest in our operations, with operating expenses of $23.9 million, excluding the $3.5 million impact of stock-based compensation related to stock option plans and the ESPP. This represents an increase of $7.7 million, or 48%, from $16.2 million reported in the comparable period of 2005. During the nine months ended September 30, 2006, operating expenses were $63.3 million, excluding the $8.6 million impact of stock-based compensation related to stock option plans and the ESPP, and $1.8 million from in-process research and development expense related to the acquisition of Tacit. This represents an increase of $14 million, or 28%, from $49.3 million reported in the comparable period of 2005. Compared to September 30, 2005, headcount at September 30, 2006 increased by 110, or 35%, primarily in sales and marketing and research and development. The Tacit acquisition accounts for 82 of this additional headcount.
     During the nine months ended September 30, 2006, we generated $17.5 million of cash from operating activities, compared to $19.0 million in the comparable period a year ago. At September 30, 2006, we had cash, cash equivalents and investments of $72.6 million, accounts receivable of $22.3 million and deferred revenues of $27.2 million.
NET REVENUES
     Product revenues of $26.8 million for the three months ended September 30, 2006 increased $9.2 million, or 52%, from $17.6 million for the three months ended September 30, 2005. Product revenues of $77.3 million for the nine months ended September 30, 2006 increased $15.9 million, or 26%, from $61.4 million for the nine months ended September 30, 2005. The increase in product revenues for the three and nine month periods ended September 30, 2006 is primarily the result of an increase in the number of units shipped, as well as revenue from Tacit products of $2.4 million and $3.3 million, respectively, for the three and nine months ended September 30. 2006. Additionally, product revenues in the three months ended September 30, 2005 were adversely impacted by shortfalls in expected product revenues in each of our sales regions, including a deferral of $3.6 million in revenue related to inventory in the distribution channel in excess of our policy. There were no significant changes in average selling prices during any of the periods presented.
     Service revenues of $9.2 million in the three months ended September 30, 2006, increased $2.0 million, or 28%, from $7.2 million in the same period last year. Service revenues of $25.2 million in the nine months ended September 30, 2006, increased $5.5 million, or 28%, from $19.7 million in the same period last year. The increase is mainly due to an increase in the number of units under maintenance contracts.
     For the three months ended September 30, 2006, net revenues in the Americas of $17.1 million increased $4.4 million, or 34%, from $12.7 million in the same period last year, and accounted for 48% of net revenues, compared to 51% for the same period last year. Net revenues in Asia Pacific of $9.1 million for the three months ended September 30, 2006 increased $5.0 million, or 123%, from $4.1 million in the same period last year, and accounted for 25% of net revenues, compared to 17% for the same period last year. Net revenues in EMEA of $9.7 million for the three months ended September 30, 2006, increased $1.7 million, or 22%, from $8.0 million in the same period last year, and accounted for 27% of net revenues, compared to 32% for the same period last year. For the nine months ended September 30, 2006, net revenues in the Americas of $47.9 million increased $9.8 million, from $38.1 million in the same period last year, and accounted for 47% of net revenues, consistent with the same period last year. Net revenues in Asia Pacific of $26.4 million for the nine months ended September 30, 2006 accounted for 26% of net revenues compared to $19.1 million, or 25%, of net revenues for the same period last year. Net revenues in EMEA of $28.1 million for the nine months ended September 30, 2006, accounted for 27% of total net revenues, compared to $23.9 million, or 29%, of net revenues for the same period last year. We expect net revenues from our international operations to increase for the remainder of 2006, along with continued growth in the Americas, and that our international net revenue will contribute approximately the same percentage of total revenue in 2006 as was experienced in prior years..

     During the three months ended September 30, 2006, sales to two customers, Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 26% and 15% of net revenues, respectively. During the nine months ended September 30, 2006, sales to two customers, Alternative Technology, and Westcon, accounted for 24% and 17% of net revenues, respectively. During the three months ended September 30, 2005, sales to Alternative Technology and Westcon accounted for 26% and 12% of total net revenues, respectively. During the nine months ended September 30, 2005, sales to the same two customers, Alternative Technology and Westcon, accounted for 23% and 13% of total net revenues, respectively. All of these customers are distributors, who in turn sell to a large number of value-added resellers, system integrators and other resellers. At September 30, 2006 four customers, Alternative Technologies, Westcon, Net One Systems Co., Ltd., and France Telecom, accounted for 26%, 11%, 11% and 11% of gross accounts receivable, respectively.
COST OF REVENUES
     Our cost of revenues was $9.9 million in the three months ended September 30, 2006, an increase of $3.3 million, or 50%, from $6.6 million in the same period last year. Excluding the amortization of intangibles of $635,000 and stock-based compensation related to stock options and the ESPP of $316,000, the cost of revenues represented 25% of total net revenues for the three months ended September 30, 2006, consistent with the three months ended September 30, 2005. Cost of revenues was $26.3 million in the nine months ended September 30, 2006, an increase of $5.1 million, or 24%, from $21.2 million in the same period last year. Excluding the amortization of intangibles of $1.5 million and stock-based compensation of $828,000, the cost of revenues represented 23% of total net revenues for the nine months ended September 30, 2006, compared to 25% for the nine months ended September 30, 2005.
     Product costs for the three months ended September 30, 2006 increased by $2.1 million, or 49%, to $6.3 million from $4.2 million in the same period last year. This increase was primarily related to an increase in manufacturing costs of $1.7 million due to increases in components cost and the number of units shipped. Other product costs increased $311,000 from the prior year, primarily for indirect production support costs. Product costs for the three months ended September 30, 2006 also included $115,000 of stock-based compensation related to stock option plans and the ESPP. Product costs for the nine months ended September 30, 2006 increased by $3.1 million, or 22%, to $17.1 million from $14.0 million in the same period last year. This increase primarily was related to an increase in manufacturing costs of $2.2 million from the same period of the prior year due to increases in components cost and the number of units shipped. Other product costs increased $656,000 from the prior year, primarily for indirect production support costs and warranty costs. Product costs for the nine months ended September 30, 2006 also included $299,000 of stock-based compensation related to stock option plans and the ESPP.
     Service costs for the three months ended September 30, 2006 increased by $966,000, or 49%, to $2.9 million from $2.0 million in the same period last year. The increase consists primarily of $201,000 of stock-based compensation related to stock option plans and the ESPP and $366,000 in other personnel costs due to increased headcount. Service costs for the nine months ended September 30, 2006 increased by $1.6 million, or 26%, to $7.7 million from $6.1 million in the same period last year. The increase includes $529,000 of stock-based compensation related to stock option plans and the ESPP and $695,000 in other personnel costs due to increased headcount.
     In connection with the acquisition of Tacit in May 2006, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. During the three and nine months ended September 30, 2006, amortization expense of $294,000 and $440,000 million, respectively, related to these intangibles was included in cost of revenues. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets. During the three months ended September 30, 2006 and 2005, amortization expense of $340,000 and $401,000, respectively, related to these intangibles was included in cost of revenues. During the nine months ended September 30, 2006 and 2005, amortization expense of $1.1 million and $1.2 million, respectively, related to these intangibles was included in cost of revenues.
RESEARCH AND DEVELOPMENT
     Research and development expenses of $8.3 million in the three months ended September 30, 2006 were up $2.8 million, or 51%, from $5.5 million in the same period last year. The increased costs were primarily attributable to increased personnel related expenses of $2.5 million, including an increase in stock-based compensation related to stock option plans and the ESPP of $1.2 million , and $1.3 million related to an increase in headcount from 108 at September 30, 2005 to 145 at September 30, 2006, that was primarily due to the Tacit acquisition. Research and development expenses represented 23% of net revenues for the three months ended September 30, 2006, compared to 22% for the same period in the prior year.

     Research and development expenses of $22.1 million in the nine months ended September 30, 2006 were up $5.9 million, or 36%, from $16.2 million in the same period last year. The increased costs were primarily due to increased personnel related expenses of $5.2 million, including amortization of stock-based compensation related to stock option plans and the ESPP of $2.7 million, and $2.5 million related to the increase in headcount. Research and development expenses represented 22% of net revenues for the nine months ended September 30, 2006, compared to 20% for the same period in the prior year.
SALES AND MARKETING
     Sales and marketing expenses increased to $15.3 million in the three months ended September 30, 2006, an increase of $6.4 million, or 72%, from $8.9 million in the same period last year. For the three months ended September 30, 2006, increases were primarily related to increased personnel related costs including an increase in stock-based compensation related to stock option plans and the ESPP of $1.6 million and an increase in salaries, bonuses and employee benefits of $2.2 million. This reflects an increase in sales and marketing headcount from 123 at September 30, 2005 to 173 at September 30, 2006, primarily due to the Tacit acquisition. Commission expenses increased by $803,000 due to increased revenue and changes in the commission plans. Marketing program costs, consulting and outside service costs and travel and entertainment expenses increased $401,000, $304,000 and $560,000, respectively, from the same period last year due to increased activities. In connection with the acquisition of Tacit, we recorded $4.9 million of intangible assets related to customer relationships and trade name that are being amortized over their estimated useful lives of three to four years. During the three months ended September 30, 2006, amortization expense of $317,000 related to these intangibles was included in sales and marketing expense.
     Sales and marketing expenses increased to $40.0 million in the nine months ended September 30, 2006, an increase of $11.9 million, or 42%, from $28.1 million in the same period last year. For the nine months ended September 30, 2006, increases included personnel related costs and various marketing program related costs. Personnel related costs included an increase in stock-based compensation related to stock option plans and the ESPP of $3.8 million and an increase in salaries, bonuses and employee benefits of $3.3 million due primarily to the increase in headcount. Marketing program costs, consulting and outside service costs, and travel and entertainment expenses increased $1.3 million, $510,000 and $1.2 million, respectively, from the same period last year due to increased activities. During the nine months ended September 30, 2006, amortization expense of $474,000 related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense. Sales and marketing expenses represented 43% and 36% of net revenues for the three and nine months ended September 30, 2006, respectively, compared to 36% and 35% for the same periods in the prior year.
GENERAL AND ADMINISTRATIVE
     General and administrative expenses of $3.8 million in the three months ended September 30, 2006 increased $2.0 million, or 111%, from $1.8 million in the same period of last year. The increase was primarily due to personnel related costs, including an increase in stock-based compensation related to stock option plans and the ESPP of $762,000 and an increase in salaries and employee benefits of $523,000 due to an increase in headcount from 29 at September 30, 2005 to 34 at September 30, 2006. In addition, consulting costs increased $698,000 primarily for accounting and tax related matters.
     General and administrative expenses of $9.8 million in the nine months ended September 30, 2006 increased $4.8 million, or 96%, from $5.0 million in the same period of last year. The increase was primarily due to personnel related costs, including an increase in stock-based compensation related to stock option plans and the ESPP of $2.1 million, and an increase in salaries and employee benefits of $1.0 million, due primarily to an increase in headcount. In addition, consulting costs increased $1.4 million, primarily for accounting and tax related matters. General and administrative expenses represented 10% of net revenues for both the three and nine months ended September 30, 2006, compared to 7% and 6% for the same periods in the prior year.
IN-PROCESS RESEARCH AND DEVELOPMENT
     Our methodology for allocating the purchase price relating to purchase acquisitions to in-process research and development, IPR&D, was determined through established valuation techniques in the high-technology networking product industry. IPR&D expense for the nine months ended September 30, 2006 was $1.8 million for acquired IPR&D expense related to the acquisition of Tacit. IPR&D was expensed upon the closing of the acquisition during the three months ended June 30, 2006 because technological feasibility had not been established and no future alternative uses existed. The fair value of the existing purchased technology, as well as the technology under development, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality.
     The in-process research and development related primarily to projects associated with Tacit’s iShared WAN optimization technology (including the hardware appliance and the related software) enhancements and upgrades. The projects identified as in-process technology are those that were underway at the time of the Tacit acquisition and, at the date of acquisition, required additional effort to establish technological feasibility. For purchase acquisitions completed to date, their successful completion of these projects remains a significant risk due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.
OTHER INCOME, NET
     Other income, net consists primarily of investment income from our cash, cash equivalents and investments. Other income, net increased to $807,000 and $3.1 million in the three and nine months ended September 30, 2006, respectively, from $776,000 and $1.9 million for the same periods last year. The increase for all periods was due to increased investment yields, partially offset by lower average balances of invested funds.
INCOME TAX PROVISION
     The Company recorded a tax benefit of $851,000, or 155% of the loss before provision for income taxes, for the three months ended September 30, 2006. The effective tax provision rate was 19 % for the three months ended September 30, 2005. The tax benefit for the three months ended September 30, 2006 is principally attributable to a $1 million tax benefit resulting from the revision of original estimates of the prior year tax provision upon preparation of the related tax return, along with other adjustments, partially offset by additional tax reserves.
The Company recorded a tax provision of $1.5 million for the nine months ended September 30, 2006, reflecting an effective tax rate for the nine months then ended of 27%. The effective tax rate was 19 % for the nine months ended September 30, 2005. The change in the effective tax rate for the nine months is primarily attributable to a $2.4 million increase in income tax reserves relating to transfer pricing exposure, the impact of $1.8 million of IPR&D related to the Tacit acquisition, and a $1 million tax benefit resulting from the revision of original estimates of the prior year tax provision upon preparation of the related tax return, partially offset by other adjustments. Absent these items the effective tax rate for the nine months ended September 30, 2006 would have been approximately 5%. The decrease is primarily attributable to a relative decrease in earnings subject to taxation in countries that have higher statutory tax rates and a relative increase in earnings subject to taxation in countries that have lower statutory tax rates.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $72.6 million at September 30, 2006 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

     We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, we have purchase obligations reflecting open purchase order commitments. The following chart details our contractual obligations as of September 30, 2006 (in thousands):

Contractual Obligations	Payments due by period
		Remainder	1 – 3	3 – 5	More than
	Total	of 2006	Years	Years	5 Years
Cash obligations not reflected in Balance Sheet:
Operating lease obligations	$5,080	$745	$3,166	$1,048	$121
Purchase obligations	7,323	7,323	—	—	—

Total	$12,403	$8,068	$3,166	$1,048	$121

Sources and Uses of Cash
     Overview. Our cash, cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments, decreased $50.0 million during the nine months ended September 30, 2006 to $72.6 million. The decrease during the nine months was primarily due to $72.7 million used in the acquisition of Tacit, net of cash and investments acquired, partially offset by net cash provided by operating activities of $17.5 million and proceeds from the issuance of stock through option exercises and the ESPP totaling $5.9 million. In addition, $2.5 million was used for purchases of property and equipment.
     Operating Activities. Cash provided by operating activities was $17.5 million in the nine months ended September 30, 2006, consisting primarily of net income of $4 million, increased by $9.7 million of total stock-based compensation, $3.8 million of amortization and depreciation, $1.8 million of in-process research and development, and deferred revenue of $4.5 million, partially offset by an increase in accounts receivable of $4.8 million which primarily reflects an increase in sales activity. Cash provided by operating activities was $19.0 million in the nine months ended September 30, 2005, consisting primarily of net income of $10.1 million, increased by deferred revenue of $9.1 million of which $3.6 million related to a revenue deferral for channel inventory in excess of the Company’s revenue policy.
     Investing Activities. Cash used in investing activities in the nine months ended September 30, 2006 was $18.9 million, compared to $11.4 million in the same period last year, which consists primarily of $72.7 used in the purchase of Tacit, net of cash acquired, and $2.5 million of purchases of property and equipment, offset by $56.3 million of net proceeds from the sale of marketable securities.
     Financing Activities. For the nine months ended September 30, 2006, cash provided by financing activities was $5.9 million, compared to $5.0 million in the same period last year, reflecting proceeds from employee option exercises and the ESPP.
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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments
     At September 30, 2006, our investment portfolio included fixed-income securities with a fair value of approximately $69.4 million, having an average duration of .21 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at September 30, 2006, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $69,000. While an increase in interest rates reduces the fair value of the investment portfolio, we will not realize the losses in the consolidated statements of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.
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
ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	We reported the following material weakness as of December 31, 2005 in our Annual Report on Form 10-K: we did not maintain effective control over: (i) the reconciliation of the income tax accounts to the supporting schedules, and (ii) the review of the income tax account reconciliation by someone other than the preparer. To remediate that weakness, we have implemented the following changes in our internal control over financial reporting: (i) income tax accounts are reconciled to the supporting schedules, (ii) the income tax reconciliations are reviewed by individuals other than the preparer, and (iii) we have increased our use of third party tax experts. We believe that the corrective measures taken above have sufficiently remediated this material weakness. Aside from the ongoing implementation of these measures, there was no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed, other than the following:
     The Risk Factor entitled “CHANGES IN OR INTERPRETATIONS OF, TAX RULES AND REGULATIONS MAY ADVERSELY AFFECT OUR EFFECTIVE TAX RATES” has been updated to reflect that for the nine months ended September 30, 2006, we increased our reserves by approximately $2.4 million resulting in an effective tax rate for the period of approximately 27%, and that our 2003 tax returns, and primarily our intercompany transfer pricing exposure, are currently being examined by the Internal Revenue Service. The Risk Factor entitled “MOST OF THE COMPONENTS AND SOME OF THE SOFTWARE USED IN OUR PRODUCTS COME FROM SINGLE OR LIMITED SOURCES, AND OUR BUSINESS COULD BE HARMED IF THESE SOURCES FAIL TO SATISFY OUR SUPPLY REQUIREMENTS” has been updated to address potential supply issues relating to software development and maintenance services for some of our products. In addition, we have added a new risk factor entitled “THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION, MAY ADVERSELY IMPACT OUR BUSINESS.”

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
OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE
     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:
—	the timing and size of orders and shipments of our products;

—	the mix of products we sell;

—	the mix and effectiveness of the channels through which those products are sold;

—	the geographical mix of the markets in which our products are sold;

—	the average selling prices of our products;

—	the amount and timing of our operating expenses; and

—	the impact of acquisitions.
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
WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES

     We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., Juniper Networks, Inc., other switch/router vendors, Riverbed Technology in the wide area file systems market segment, security vendors and several small private companies that utilize competing technologies to provide bandwidth management, compression and acceleration. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Also, merger and acquisition activity by other companies can and has created new perceived competitors. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Optimization solutions.
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
     Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products and features that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The WAN Application Optimization solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:
—	develop and maintain competitive products;

—	enhance our products by adding innovative features that differentiate our products from those of our competitors and meet the needs of our larger customers;

—	bring products to market and introduce new features on a timely basis at competitive prices;

—	integrate acquired technology into our products;

—	identify and respond to emerging technological trends in the market; and

—	respond effectively to new technological changes or new product announcements by others.

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
ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS
     Packeteer has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in May 2006 we announced our acquisition of Tacit Networks, and in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:
—	difficulty in integrating the acquired operations and retaining acquired personnel;

—	limitations on our ability to retain acquired distribution channels and customers;

—	diversion of management’s attention and disruption of our ongoing business;

—	difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

—	the potential product liability associated with selling the acquired company’s products; and

—	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $62.4 million in goodwill related to the acquisition of Tacit and $9.6 million in goodwill related to the acquisition of Mentat. Goodwill will be subject to impairment testing rather than being amortized over a fixed period. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
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
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 52% and 53% of net revenues for the three and nine months ended September 30, 2006, respectively compared to 49% and 53% for the three and nine months ended September 30, 2005, respectively, and 54% of net revenues for year ended December 31, 2005. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. During the three months ended September 30, 2006, sales to two customers, , Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 26% and 15% of net revenues, respectively. During the nine months ended September 30, 2006, sales to two customers, Alternative Technology, and Westcon, accounted for 24% and 17% of net revenues, respectively. At September 30, 2006, Alternative Technologies, Westcon., Net One Systems Co., Ltd., and France Telecom accounted for 26%, 11%, 11% and 11% of gross accounts receivable, respectively. During the three months ended September 30, 2005, sales to Alternative Technology and Westcon accounted for 26% and 12% of total net revenues, respectively. During the nine months ended September 30, 2005, sales to the same two customers, Alternative Technology and Westcon, accounted for 23% and 13% of total net revenues, respectively. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
     We currently rely on SMTC, our longstanding contract manufacturer, and more recently and to a lesser extent, three additional manufacturers for all of our manufacturing requirements. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

—	reduced control over delivery schedules;

—	the potential lack of adequate capacity during periods of excess demand;

—	decreases in manufacturing yields and increases in costs;

—	the potential for a lapse in quality assurance procedures;

—	increases in prices; and

—	the potential misappropriation of our intellectual property.
     We have no long-term contracts or arrangements with our manufacturers which guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with these manufacturers on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. In the future, we may seek to shift manufacturing of certain products from one manufacturer to another. We cannot assure you that we can effectively manage our third-party manufacturers or any such transition, or that our third-party manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity or facilitate any such transition efficiently. Any of these difficulties could harm our relationships with customers and cause us to lose orders.
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

THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION MAY ADVERSELY IMPACT OUT BUSINESS
     On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. We were granted injunctive relief in our action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration and the parties have not yet formally responded to the other’s allegations. We believe Valencia’s claims to be without merit and intend to defend this matter vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that we will prevail. The costs and disruptions associated with the litigation with Valencia could have a material adverse effect on our business, financial condition and results of operations. Because Valencia is the sole provider of software development and maintenance services for our ReportCenter products, any disruption in our access to the development and maintenance services provided by Valencia could have a material adverse affect on the Company. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report and Note 7 of the Notes to the accompanying Condensed Consolidated Financial Statements.
     CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, new guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income (loss) for the three and nine months ended September 30, 2006, and may affect our stock.
CHANGES IN OR INTERPRETATIONS OF, TAX RULES AND REGULATIONS MAY ADVERSELY AFFECT OUR EFFECTIVE TAX RATES.
     As a global company, we are subject to taxation in the United States and various other countries. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities or changes in our reserves. For example, for the nine months ended September 30, 2006 we increased our reserves by approximately $2.4 million resulting in an effective tax rate for the nine month period of approximately 27%.
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2006, we have 33 issued U.S. patents and 70 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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
ITEM 5. OTHER INFORMATION
On May 16, 2006, we filed a Current Report on Form 8-K to report the completion of our acquisition of Tacit effective May 16, 2006. In connection with this acquisition, we have not yet provided the financial statements and pro forma financial information required to be filed under Items 9.01(a) and 9.01(b) of Form 8-K.

ITEM 6. EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 31st day of October, 2006.

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