Form 10-K
period 2006-12-31
PACKETEER INC
filed 2007-03-16
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(408) 873-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

Based on the closing sale price of the common stock on the Nasdaq Global Select Market (formerly the Nasdaq National Market) on June 30, 2006, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $347,995,297. Shares of common stock held by each officer and director and by each person known by the Registrant to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 35,968,876 at March 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

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

OVERVIEW

Packeteer is a leading provider of wide area network, or WAN, Application Delivery systems designed to deliver a comprehensive set of visibility, Quality of Service, or QoS, control, compression, application acceleration and branch office service capabilities. Our product family includes PacketShaper, iShared, SkyX and Mobiliti Client products that can be deployed within large data centers, smaller branch office sites and software clients on PCs for mobile and Small Office/Home Office, or SOHO, users throughout a distributed enterprise. We deliver superior application performance and end user experience using an “intelligent overlay”, which bridges applications and IP networks, adapts to our customers’ existing infrastructure and addresses the demands created by a changing application environment in order to deliver high performance applications across all WAN and Internet links.

INDUSTRY BACKGROUND

Networked computing has created new challenges for Information Technology, or IT, managers. As more core business applications, such as SAP and Oracle, become distributed and Web-enabled, and the use of video over IP and voice over IP, or VOIP, increases, the amount of network data increases dramatically. This increase in data makes it difficult for businesses to ensure the performance of their applications. Further, enterprise users access graphic-intensive web sites, download large files, view streaming media presentations, monitor news and stock quotes and access peer-to-peer applications, instant messaging and other critical and non-critical information over the Internet. The resulting traffic deluge impacts network resources that serve point-of-sale, order processing, enterprise resource planning, supply-chain management and other vital business functions.

Further, changes in application delivery and networking technologies present additional issues for enterprises. Server consolidation, which involves removing of branch office servers and consolidating files and storage into data centers, exposes limitations in application protocols like common internet file system, or CIFS, and network file system, or NFS. These file access protocols require a large number of round trips across the WAN to accomplish their tasks, slowing performance. In addition, consolidation centralizes certain services, creating new traffic types from services that were once delivered locally.

The WAN/Application Bottleneck

The adoption of Fast Ethernet and Gigabit Ethernet technologies has reduced network congestion on the local area network, or LAN. Simultaneously, the deployment of fiber infrastructure in the service provider backbone has also reduced bandwidth contention in that portion of the network. However, the bridge between the two, the WAN access link, is often constrained, expensive and difficult to upgrade, resulting in a bandwidth bottleneck.

Today’s enterprise networks require solutions that ensure mission-critical application performance, increase network efficiency, and enable the convergence of data, voice and video traffic. Superior application performance, good user experience and high user productivity, especially at branch locations, are primary focus areas for IT departments. At the same time, they seek to leverage investments in application software and proactively control recurring network costs by optimizing bandwidth utilization.

The Packeteer Solution

For enterprise customers, our systems are designed to enable IT organizations to effectively deliver applications and performance while providing measurable cost savings in WAN investments. For service providers, our systems are designed to provide a platform for delivering application-intelligent network services that provide application level visibility and QoS control, expanding revenue opportunities.

Our products are designed to enable businesses and service providers to realize the following key benefits:

•	gain application and network performance visibility and insight,

•	ensure proper performance for mission-critical applications,

•	permit easy deployment,

•	increase effective and available bandwidth,

•	enable time-sensitive interactive services,

•	enable server consolidation,

•	increase network efficiency and

•	reduce operational cost.

OUR KEY STRATEGIES

Our objective is to be the leading provider of WAN Application Delivery systems that give enterprises and service providers a new layer of control for applications delivered across intranets, extranets and the Internet. Key elements of our strategy include:

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

Continue to Build Indirect Distribution Channels.  We currently have over 600 value-added resellers, distributors and systems integrators that sell our products in over 50 countries. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers and systems integrators. We believe this strategy will enable us to increase the worldwide deployment of our products.

Expand Presence in Telecommunications Service Provider Market.  We are actively pursuing opportunities in the telecommunications service provider market and currently have a variety of telecommunications service provider customers. We believe service providers are under increasing pressure to attract new subscribers, reduce subscriber turnover, improve operating margins and develop new revenue streams. Specifically, service providers seek to differentiate themselves through value-added service offerings, such as web hosting, application outsourcing and application service-level management. We believe our solutions enable service providers to deliver these higher value services by enhancing network and application performance and better managing and allocating network resources. Our goal is to increase demand for our solutions with service providers by leveraging our strong enterprise presence.

Extend Product Scope beyond WAN Equipment into Adjacent Infrastructure.  We are actively pursuing opportunities to expand the scope of value-added services that our product solutions provide beyond our traditional networking equipment focus into new markets that involve storage and servers. Through our 2006 acquisition of Tacit Networks, Inc., or Tacit, we have been able to consolidate new, value-added products into our existing solutions. The Tacit iShared product set provides alternative methods for branch office storage, branch office server infrastructure and branch office backup systems. We can also expand into these new areas through technology and distribution partnerships with third parties, such as our relationship with Microsoft and Brocade Communications.

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

PRODUCTS

Our WAN Application Delivery products are designed to solve network and application performance problems through a family of appliances with multiple software options that provide visibility into application performance and network utilization, control over network performance and network utilization, compression and protocol acceleration to accelerate performance and increase WAN capacity.

PacketShaper is designed to provide application traffic monitoring that builds on our industry-leading Layer 7 traffic classification, analysis and reporting technology to provide visibility into network utilization and application performance. PacketShaper ISP is designed to enable service providers to create differentiated services through fast and efficient bandwidth provisioning and management. The PacketShaper family currently includes the 1400, 1700, 3500, 7500, and 10000 models.

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

The Acceleration Module for PacketShaper is a software option designed to overcome the latency issues associated with transmission control protocol, or TCP, and hypertext transfer protocol, or HTTP, over the WAN. Targeted at higher latency environments, this module provides significant improvements in throughput and performance for bulk applications like file transfer and large web applications.

PolicyCenter is a directory-based policy management application that is designed to enable our enterprise and service provider customers to broadly deploy, scale and manage application QoS throughout the network. PolicyCenter is a lightweight directory access protocol, or LDAP, directory-enabled application running under Windows that enables customers to centrally administer and update policies, software versions, and device status for Packeteer-based networks.

ReportCenter is an application that is designed to aggregate metrics from large deployments and create organization — wide reports to manage trends and provide support for capacity planning and usage analysis. ReportCenter lowers the cost of ownership for large deployments of PacketShaper appliances, improves the quality of information and eases administrative overhead.

iShared is suited for environments with large amounts of collaborative traffic (files, email, and large documents) and/or undergoing server consolidation. The iShared product not only provides Wide Area File Services, or WAFS, with CIFS acceleration, but includes general WAN optimization technologies that include compression, byte caching, Web object caching and TCP acceleration. Moreover, iShared has the ability to deliver Microsoft-based branch office services like print services, domain name system/dynamic host configuration protocol, or DNS/DHCP, and Domain Controller, as well as acting as a distribution point or secondary server for SMS. iShared’s capabilities integrate natively with Microsoft security and management frameworks, ensuring compatibility that disables many other products in the space. iShared is available both in an appliance version, as well as an installable software package known as FlexInstall that delivers WAFS, optimization and service delivery on existing server infrastructure.

SkyX® products and technologies enhance the performance and efficiency of Internet and private network access, accelerating applications for high capacity data center to data center links, often found in disaster recovery architectures, as well as over satellite and long-haul networks. The product line includes the PX 250 and PX750 models.

Mobiliti software products provide solutions for the mobile and SOHO users. Combining acceleration technologies with offline file access and backup services, Mobiliti delivers a software-based client solution installed on laptops and PCs.

CUSTOMERS

We sell all of our products primarily through an established network of more than 600 distributors, value-added resellers and system integrators in more than 50 countries, complemented by our direct sales organization. In 2006, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 23% and 18% of net revenues, respectively. These customers are distributors, who in turn sell to a large number of value-added resellers, system integrators and other resellers.

MANUFACTURING

We outsource all of our manufacturing, including warranty repair. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand. We currently rely on our longstanding contract manufacturer, SMTC Manufacturing Corporation, or SMTC, located in San Jose, California, and to a lesser extent, three additional manufacturers for all of our manufacturing requirements. The manufacturing processes and procedures for these manufacturers are ISO certified.

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

We have a number of marketing programs to support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our products. Our marketing efforts include publication of technical, educational and business articles in industry magazines, participation in tradeshows, conferences and technology seminars, electronic marketing, including web site-based communication programs, electronic newsletters and on-line end user seminars; and focused advertising, direct mail, public relations and analyst outreach.

As of December 31, 2006, our worldwide sales and marketing organization consisted of 164 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located throughout the United States. In addition, we have international sales offices located throughout Europe, the Asia Pacific region and Japan.

We believe there is a strong international market for our products. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of the Americas accounted for 53%, 54%, and 59% of net revenues in 2006, 2005, and 2004, respectively.

RESEARCH AND DEVELOPMENT

As of December 31, 2006, our research and development organization consisted of 146 employees providing expertise in different areas of our software: control and compression technologies, classification, central management, user interface, platform engineering and protocol acceleration. Since inception, we have focused our research and development efforts on developing and enhancing our WAN Application Delivery solutions. In 2006, 2005, and 2004, we spent $30.6 million, $21.8 million, and $15.0 million, respectively, on research and development efforts. During 2006, our major research and development programs included adding new Restriction of Hazardous Substances compliant hardware platforms for many of our PacketShaper and SkyX products and major upgrades to our PacketShaper products that integrate application acceleration technology gained through our acquisition of Mentat, Inc, or Mentat, in December 2004. In addition, we released new versions of the Tacit iShared and Mobiliti products, which included new features and capabilities.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

Our customer service and support organization provides technical support services. Our technical support staff provides our customers with 24/7 support services and is strategically located in five regional service centers: in California, New Jersey, Japan, Malaysia, and The Netherlands. These services, which may include telephone/web support, next business day advance replacement and access to all software updates and upgrades, are typically sold as single or multi-year contracts to our resellers and end users. In addition, we have formal agreements with two third-party service providers to facilitate next business day replacement for end user customers located outside the United States covered by maintenance agreements providing this service level. We also provide our customers with a warranty, which is typically twelve months from the date of shipment to the end user. We believe that these programs improve service levels and lead to increased customer satisfaction.

COMPETITION

The WAN Application Delivery market in which we compete is a rapidly evolving and highly competitive sector of the WAN Application Optimization market. We expect competition to persist and intensify in the future as our sector becomes subject to increasing industry focus. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, any of which could harm our business. We compete with Cisco Systems, Juniper Networks, other switch/router vendors, Riverbed Technology in the wide area file systems market segment, Citrix System through their Orbital Data acquisition, security vendors and several small private companies that sell products that utilize competing technologies to provide monitoring or bandwidth management, compression and acceleration. Although none of these companies currently offer an integrated visibility, control and compression solution such as our WAN Application Delivery system, Cisco and other network equipment providers have announced products or strategies which, if released, could be directly competitive with our products. Our products compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Delivery solutions.

We believe the principal competitive factors in the WAN Application Delivery market are:

•	ability to address the broad range of applications that enterprises must deliver, including ERP, to financial transactions, voice, video, file access and many more

•	products to suit every required delivery point

•	expertise and in-depth knowledge of applications;

•	ability to ensure end user performance in addition to aggregate performance of the WAN access link;

•	ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

•	timeliness of new product introductions;

•	ability to compress traffic without decreasing throughput, performance or network capacity;

•	ability to integrate traffic classification, management, reporting and acceleration into a single platform; and

•	compatibility with industry standards;

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2006, we have 36 issued U.S. patents and 70 pending U.S. patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

EMPLOYEES

As of December 31, 2006, we employed a total of 421 full-time equivalent employees. Of the total number of employees, 146 were in research and development, 142 in sales and system engineering, 22 in marketing, 76 in customer support and operations and 35 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by us.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

IF THE WAN APPLICATION DELIVERY SYSTEMS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL

The market for WAN Application Delivery systems is still developing and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions.

OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:

•	the timing and size of orders and shipments of our products;

•	the mix of products we sell;

•	the mix and effectiveness of the channels through which those products are sold;

•	the timing and success of new product and upgrade introductions;

•	the geographical mix of the markets in which our products are sold;

•	the average selling prices of our products;

•	the amount and timing of our operating expenses;

•	the impact of changes in effective tax rates; and

•	the impact of acquisitions.

In the past, revenue fluctuations resulted primarily from variations in the volume and mix of products sold and variations in channels through which products were sold. For example, for the three months ended September 30, 2005 we deferred recognition of revenue on approximately $3.6 million in product sales due to channel inventory levels, which contributed to our revenues being below analyst expectations. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts’ forecasts for the quarter. Total operating expenses may fluctuate between quarters due to the timing of spending. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations.

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

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES

We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with general switch/route vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. We also compete with more specialized vendors such as Riverbed Technology, which we compete with in the wide area file systems market segment. We also compete with security vendors and several small private companies that utilize competing technologies to provide bandwidth management, compression and acceleration. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Also, merger and acquisition activity by other companies can and has created new perceived competitors. Additionally, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Delivery solutions.

Many of our competitors and potential competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, prospective customers who are extremely confident in and committed to the product offerings of our competitors, and therefore are unlikely to buy our products. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. Our competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the WAN Application Delivery solutions market, we also expect that other companies may enter or announce an intention to enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business. Similarly, demand for our products could decrease if current or prospective competitors make prospective product release announcements claiming superior performance or other advantages regardless of the market availability of such products.

IF WE DO NOT EXPAND OR ENHANCE OUR PRODUCT OFFERINGS OR RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO TECHNOLOGICAL CHANGE, OUR BUSINESS MAY NOT GROW OR WE MAY LOSE CUSTOMERS AND MARKET SHARE

Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products and features that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The WAN Application Delivery solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative compression technologies could also significantly reduce demand for our product. Our future success will depend in part upon our ability to:

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors and meet the needs of our larger customers;

•	bring products to market and introduce new features on a timely basis at competitive prices;

•	integrate acquired technology into our products;

•	successfully negotiate and integrate acquisitions;

•	identify and respond to emerging technological trends in the market; and

•	respond effectively to new technological changes or new product announcements by others.

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

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

We have made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in May 2006 we announced our acquisition of Tacit Networks, and in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:

•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	limitations on our ability to retain acquired distribution channels and customers;

•	diversion of management’s attention and disruption of our ongoing business;

•	difficulties in managing product development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

•	the potential product liability associated with selling the acquired company’s products; and

•	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $49.1 million in goodwill related to the acquisition of Tacit and $9.5 million in goodwill related to the acquisition of Mentat. Goodwill will be subject to impairment testing rather than being amortized over a fixed period. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.

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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

The failure of our indirect partners to sell our products internationally will harm our business. Sales outside of the Americas accounted for 53%, 54%, and 59% of net revenues in 2006, 2005, and 2004, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 is included under the title “CONTROLS AND PROCEDURES” in Item 9A, and our independent registered public accounting firm’s attestation is included under the title “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in Item 8. Management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2006 was not effective due to material weaknesses related to our (i) accounting for income taxes and (ii) rebate reserves. Specifically, (i) we did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) we did not maintain effective controls over the review of the rebate reserves as the review performed was not appropriately designed, nor was the review conducted in sufficient detail. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future years we may discover additional areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting as of December 31, 2007 or beyond, or our independent auditors may be unable to provide an unqualified attestation report on our assessment. If this occurs, investor confidence and our stock price could be adversely affected.

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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In 2006, sales to two customers, Alternative Technology, Inc. and Westcon, Inc. accounted for 23% and 18% of net revenues, respectively. In 2005, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 22% and 13% of net revenues, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of accounts receivable, respectively. These customers are indirect channel partners, who in turn sell to a large number of value-added resellers, system integrators and other resellers. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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

We generally ship product upon receipt of orders and as a result have limited unfulfilled product orders at any point in time. Substantially all of our revenues in any quarter depend upon customer orders that we receive and fulfill in that quarter. To the extent that an order that we anticipate will be received and fulfilled in a quarter is not actually received in time to fulfill prior to the end of that quarter, we will not be able to recognize any revenue associated with that order in the quarter. If revenues forecasted in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected. The greater the volume of an anticipated order, the lengthier the sales cycle for the order and the more material the potential adverse impact on our operating results if the order is not timely received in a quarter. In addition, as an increasing portion of our revenues is now derived from larger sales, the risk of delayed sales having a material impact on quarterly performance has increased. Furthermore, because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products or the loss of any significant indirect channel partner could harm our business.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

Most of our revenues have been derived from sales of our WAN Application Delivery systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues for the foreseeable future. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or new and enhanced products. A decline in demand for our WAN Application Delivery systems as a result of competition, technological change or other factors would harm our business.

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

We currently rely on SMTC, our longstanding contract manufacturer, and to a lesser extent, three additional manufacturers for all of our manufacturing requirements. Either we or SMTC and our other third-party manufacturers may terminate our contract with them without cause at any time. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	decreases in manufacturing yields and increases in costs;

•	the potential for a lapse in quality assurance procedures;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

We have no long-term contracts or arrangements with our manufacturers which guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements with these manufacturers on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. In the future, we may seek to shift manufacturing of certain products from one manufacturer to another. We cannot assure you that we can effectively manage our third-party manufacturers or any such transition or that our third-party manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity or facilitate any such transition efficiently. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

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

Similarly, the software for our ReportCenter product and certain of the software components for our iShared products are developed by single sources. We rely upon these providers for resolving software errors, developing software for product updates and providing certain levels of customer support for these products. It would be time-consuming and costly to replace these providers if they failed to provide quality services in an efficient manner, or if our relationships with them were interrupted or terminated. We are currently involved in litigation with Valencia Systems, Inc., the sole provider of the software for our ReportCenter product, as described further in the Risk Factor entitled “THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION, MAY ADVERSELY IMPACT OUR BUSINESS.” An adverse outcome to that litigation, as well as any disruption in our access to the software development and maintenance services provided by our single source providers or our inability to develop alternative sources for these services, would adversely affect our business.

THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS

On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. We were granted injunctive relief in our action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration and the parties have not yet formally responded to the other’s allegations. Valencia’s motion for a preliminary injunction was denied by the arbitrator. We believe Valencia’s claims to be without merit and intend to defend this matter vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that we will prevail. The costs and disruptions associated with the litigation with Valencia could have a material adverse effect on our business, financial condition and results of operations. Because Valencia is the sole provider of software development and maintenance services for our ReportCenter products, any disruption in our access to the development and maintenance services provided by Valencia could have a material adverse affect on us. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings.”

CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income for the year ended December 31, 2006, and may affect our stock price.

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

In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for our 2003 and 2004 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, and believe such estimates to be reasonable. However, there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

OUR INABILITY TO ATTRACT, INTEGRATE AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, successfully integrate, retain and motivate high caliber key personnel. Competition for qualified personnel and management in the networking industry, including engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. With the exception of our CEO and CFO, we do not have employment contracts with any of our personnel. Our business will suffer if we encounter delays in hiring additional personnel as needed. In addition, if we are unable to successfully integrate new key personnel into our business operations in an efficient and effective manner, the attention of our management may be diverted from growing our business or we may be unable to retain such personnel. In January 2006, we hired a new Vice President, Engineering, and, in February 2007, we hired a new Vice President, Marketing.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2006, we have 36 issued U.S. patents and 70 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS

We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums and amount of time in litigation and customer relations, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the WAN Application Delivery systems market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

The market for WAN Application Delivery systems is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters

Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.

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

In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. Any future transaction of this nature could require potentially significant amounts of capital. These funds may not be available at the time or times needed or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

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

We lease approximately 69,000 square feet of administrative and research and development facilities in Cupertino, California under a lease that expires in December 2014. In December 2007, the premises subject to the lease will be expanded to approximately 105,000 square feet. We also lease sales offices in various locations throughout the United States, as well as an additional research and development facilities in Los Angeles, California and South Plainfield, New Jersey. Our international leased offices include a research and development facility located in Canada and sales and support offices throughout Europe, the Asia Pacific region and Japan. We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space.

ITEM 3.	LEGAL PROCEEDINGS

In November 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and the underwriters of our initial public offering. An amended complaint, captioned In re Packeteer, Inc. Initial Public Offering Securities Litigation, 01-CV-10185 (SAS), was filed on April 20, 2002.

The amended complaint alleges violations of the federal securities laws on behalf of a purported class of those who acquired our common stock between the date of our initial public offering, or IPO, and December 6, 2000. The amended complaint alleges that the description in the prospectus for our IPO was materially false and misleading in describing the compensation to be earned by the underwriters of our IPO, and in not describing certain alleged arrangements among underwriters and initial purchasers of our common stock. The amended complaint seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 27, 1999 and December 6, 2000.

A special committee of the board of directors has authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs informed the District Court that they intend to seek further appellate review of this decision, and that they would like to be heard by the District Court as to whether the settlement may still be approved even if the the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2006, as we believe a loss is neither probable nor estimable.

On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. We were granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration and the parties have not yet formally responded to the other’s allegations. Valencia’s motion for a preliminary injunction was denied by the arbitrator. We believe Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that we will prevail.

In addition, we are subject to examination of its income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for our 2003 and 2004 tax returns, primarily related to our intercompany transfer pricing. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, and believe such estimates to be reasonable.

We are routinely involved in legal and administrative proceedings incidental to its normal business activities and believe that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol “PKTR” since our initial public offering on July 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low closing prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low

2006:
Fourth Quarter	$13.85	$8.55
Third Quarter	11.81	7.91
Second Quarter	14.18	10.15
First Quarter	13.80	8.01
2005:
Fourth Quarter	$12.19	$7.36
Third Quarter	14.78	11.05
Second Quarter	15.63	10.99
First Quarter	17.18	13.03

As of March 11, 2007, there were approximately 307 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq Composite Index, the Nasdaq Computer Manufacturers Industry Index and the Standard and Poors 500 Index for the period commencing December 31, 2001 and ending on December 29, 2006. We have included the Nasdaq Computer Manufacturers Index in order to show a comparison of cumulative total stockholder returns for a relevant industry index. We will not provide information for the Standard and Poors 500 Index in the future. The past performance of our Common Stock is no indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
FROM DECEMBER 31, 2001 THROUGH DECEMBER 29, 2006(1)
Among Packeteer, The S & P 500 Index, The Nasdaq Composite Index
And The Nasdaq Computer Manufacturers Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Packeteer	100.00	93.08	230.39	196.07	105.43	184.53
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ Computer Manufacturers	100.00	67.48	109.37	115.04	107.28	134.84

(1)	The graph assumes that $100 was invested in the Company at the closing price on December 31, 2001, in our Common Stock and in each index, and all dividends were reinvested. No cash dividends have been declared on our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$145,123	$112,941	$92,437	$72,723	$55,014
Product and service costs	36,935	27,738	22,837	17,036	12,852
Amortization of purchased intangible assets	2,150	1,557	38	—	—

Gross profit	106,038	83,646	69,562	55,687	42,162
Operating expenses:
Research and development	30,646	21,778	14,973	12,202	10,877
Sales and marketing	57,889	38,276	35,504	26,433	23,420
General and administrative	13,949	7,222	6,061	5,494	4,636
In-process research and development	1,800	—	—	—	—

Total operating expenses	104,284	67,276	56,538	44,129	38,933

Income from operations	1,754	16,370	13,024	11,558	3,229
Other income, net	3,932	2,913	1,127	701	915

Income before provision (benefit) for income taxes	5,686	19,283	14,151	12,259	4,144
Provision (benefit) for income taxes	782	125	(383)	1,226	415

Net income	$4,904	$19,158	$14,534	$11,033	$3,729

Basic net income per share	$0.14	$0.57	$0.44	$0.35	$0.12

Diluted net income per share	$0.14	$0.55	$0.42	$0.32	$0.12

Shares used in computing basic net income per share	34,848	33,823	32,994	31,634	30,205

Shares used in computing diluted net income per share	35,740	35,065	34,502	34,364	30,718

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$76,557	$122,677	$92,197	$86,707	$65,474
Working capital	52,379	103,961	73,171	75,273	53,492
Total assets	216,968	168,657	137,792	104,699	79,912
Deferred revenue	29,104	22,115	16,157	9,592	5,968
Long-term debt obligations	—	—	—	—	545
Total stockholders’ equity	159,509	128,607	101,959	83,418	63,401

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion, which should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included under the title “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”, contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the title “RISK FACTORS” in Item 1A. We assume no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.

OVERVIEW

We are a leading provider of WAN Application Delivery systems designed to deliver a comprehensive set of visibility, QoS, control, compression, application acceleration and branch office service capabilities to enterprise customers and service providers. For enterprise customers, our systems are designed to enable IT organizations to effectively deliver applications and performance, while providing measurable cost savings in WAN investments. For service providers, our systems are designed to provide a platform for delivering application-intelligent network services that provide application level visibility and QoS control, expanding revenue opportunities.

Our WAN Application Delivery system consists of a family of scalable appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Traffic Management capabilities. Our product family includes PacketShaper, iShared, SkyX and Mobiliti Client products that can be deployed within large data centers, smaller branch office sites and software clients on PCs for mobile and SOHO users throughout a distributed enterprise. We deliver superior application performance and end user experience using an “intelligent overlay”, which bridges applications and IP networks, adapts to our customers’ existing infrastructure and addresses the demands created by a changing application environment in order to deliver high performance applications across all WAN and Internet links.

In May 2006, we completed our acquisition of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, we assumed all the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of our common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow funds will be released fifteen days following the later of 90 days after completion of the audit of our 2006 financial statements or one year from the closing date of the acquisition, at which time the final purchase price will be adjusted. In connection with the acquisition, we have recorded $49.1 million of goodwill, $8.4 million of other intangible assets, and $11.2 million of net tangible assets. In addition, we wrote off acquired in-process research and development, or IPR&D, of $1.8 million because the acquired technologies had not reached technological feasibility and had no alternative uses. The financial information presented for 2006 includes the results of Tacit subsequent to the acquisition date.

Our results for 2006 reflected an increase in net revenues of $32.2 million, or 28%, from $112.9 million in 2005. Net income for 2006 was $4.9 million compared to net income of $19.2 million for 2005. Included in cost of revenues and operating expenses for 2006 was stock-based compensation expense of $13.3 million related to stock options and Employee Stock Purchase Plan (ESPP) as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)). There was no stock-based compensation expense related to stock options and ESPP recognized during 2005 and 2004.

We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business again in 2007. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Delivery market, our ability to develop and maintain strong partnering relationships with our indirect channel partners and our ability to expand or enhance our current product offerings or respond to technological change. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results. Our future revenue and profitability may also be impacted by future acquisitions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts and sales returns, inventory valuation, rebate and warranty reserves, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

We defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy as of December 31, 2006 or 2005.

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

Valuation of long-lived and intangible assets and goodwill.  We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have only one Reporting Unit. Goodwill is tested for impairment annually on December 1 in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there is an impairment loss. We do not have any goodwill that we consider to be impaired.

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

Sales return reserve.  In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at December 31, 2006 and 2005 were $2.5 million and $1.6 million, respectively.

Rebate reserves.  Certain distributors and resellers can earn rebates under several of our programs. The rebates earned are recorded in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, our estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover our maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at December 31, 2006 and 2005 were $2.3 million and $1.6 million, respectively.

Warranty reserves.  Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the complexity of our products which may contain undetected defects, errors or failures in either the hardware or the software. To date, these problems have not materially adversely affected us. Warranty reserves amounted to $488,000 and $234,000 at December 31, 2006 and 2005, respectively.

Stock Based Compensation.  Effective January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of SFAS 123(R), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award, net of estimated forfeitures, and we have elected to use the graded-option method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. Prior to the implementation of SFAS 123(R), we accounted for stock options and Employee Stock Purchase Plan, or ESPP, shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted shares issued in connection with an acquisition was calculated based upon the fair market value of our common stock at the date of grant. See Note 1 of the Notes to the Consolidated Financial Statements for additional information and related disclosures.

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

Quantification of Errors.  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. The transition provisions of SAB 108 permit a company to adjust retained earnings (accumulated deficit) for the cumulative effect of immaterial errors relating to prior years. In the three months ended December 31, 2006 we determined that errors had been made in our financial statements related to the recording of rebate reserves, resulting in an overstatement of rebate reserves of $500,000, net of taxes of $150,000.

Historically, we have evaluated uncorrected differences utilizing the rollover approach. We believe the impact of these errors were immaterial to prior years under the rollover method. However, under SAB 108, which we were required to adopt for the year ended December 31, 2006, we must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative impact of the errors are material to our 2006 financial statements and, therefore, we have recorded an adjustment to our opening 2006 accumulated deficit balance in the amount of $350,000 in accordance with the implementation guidance in SAB 108.

The impact on accumulated deficit is comprised of the following amounts (in thousands):

	Years Ended December 31,
	2004	2005	Total

Accumulated deficit
Net revenues	$(603)	$103	$(500)
Provision for income taxes	181	(31)	150

Total, net of tax	$(422)	$72	$350

RESULTS OF OPERATIONS

The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands, except per share amounts):

	2006
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Net revenues	$42,683	$35,986	$34,169	$32,285
Gross profit	29,930	26,062	25,580	24,466
Income (loss) from operations	(637)	(1,357)	(386)	4,134
Net income (loss)	894	301	(805)	4,514
Basic net income (loss) per share	0.03	0.01	(0.02)	0.13
Diluted net income (loss) per share	0.02	0.01	(0.02)	0.13

	2005
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Net revenues	$31,851	$24,835	$28,177	$28,078
Gross profit	23,812	18,206	20,720	20,908
Income from operations	5,837	2,008	4,665	3,860
Net income	9,098	2,255	4,228	3,577
Basic net income per share	0.27	0.07	0.13	0.11
Diluted net income per share	0.26	0.06	0.12	0.10

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated; however, these historical operating results are not necessarily indicative of the results for any future period:

	2006	2005	2004

Net revenues:
Product revenues	76%	76%	81%
Service revenues	24	24	19

Total net revenues	100	100	100
Cost of revenues:
Product costs	18	17	18
Service costs	8	7	7
Amortization of purchased intangible assets	1	2	—

Total cost of revenues	27	26	25
Gross margin	73	74	75
Operating expenses:
Research and development	21	19	16
Sales and marketing	40	34	38
General and administrative	10	6	7
In-process research and development	1	—	—

Total operating expenses	72	59	61

Income from operations	1	15	14
Interest and other income, net	3	2	1

Income before provision (benefit) for income taxes	4	17	15
Provision (benefit) for income taxes	1	—	(1)

Net income	3%	17%	16%

OVERVIEW OF RESULTS OF OPERATIONS FOR 2006

Net revenues for 2006 were $145.1 million, an increase of 28% over 2005. Gross profit was $106.0 million, or 74% of net revenues, and operating income was $1.8 million. During 2005, net revenues were $112.9 million, gross profit was $83.6 million, or 73% of net revenues, and operating income was $16.4 million. Included in operating income for 2006 was $13.3 million of stock-based compensation expense recognized under SFAS 123(R) related to stock options and ESPP. There was no stock-based compensation expense related to stock options and ESPP recognized during 2005 and 2004.

During 2006, we continued to invest in our operations, with operating expenses of $90.3 million, excluding the $12.2 million impact of stock-based compensation related to stock option plans and the ESPP and $1.8 million from IPR&D expense related to the acquisition of Tacit. This represents an increase of $23.0 million, or 34%, from

$67.3 million reported in 2005. Headcount at December 31, 2006 increased by 117, or 38% compared to December 31, 2005, primarily in sales and marketing and research and development. The Tacit acquisition accounts for 71 of this additional headcount.

During 2006, we generated $20.4 million of cash from operating activities, compared to $28.9 million generated in 2005. At December 31, 2006 we had cash, cash equivalents and investments of $76.6 million, accounts receivable of $31.7 million and deferred revenues of $29.1 million.

NET REVENUES

Net revenues increased to $145.1 million in 2006 from $112.9 million in 2005 and from $92.4 million in 2004. The increase from 2005 to 2006 was $32.2 million, or 28%, and the increase from 2004 to 2005 was $20.5 million, or 22%. We expect revenue growth in 2007 will meet or exceed the revenue growth we reported for 2006.

We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Delivery systems. Product revenues accounted for 76%, 76%, and 81% of our net revenues in 2006, 2005 and 2004, respectively. Product revenues increased to $110.1 million in 2006 from $85.6 million in 2005 and from $74.6 million in 2004. The increase in product revenues from 2005 to 2006 of $24.6 million, or 29%, is primarily the result of an increase in the number of units shipped and a slight increase in weighted average selling prices. In addition, we recognized revenue from Tacit products of $6.8 million in 2006. The increase from 2004 to 2005 of $11.0 million, or 15% was primarily due to an increase in the number of units shipped from year to year. There were no significant changes in average selling prices during 2005.

Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold. Service revenues accounted for 24%, 24%, and 19% of net revenues in 2006, 2005 and 2004, respectively. Service revenues increased to $35.0 million in 2006 from $27.4 million in 2005 and from $17.9 million in 2004. The increase from 2006 to 2005 of $7.6 million, or 28%, was due primarily to an increase in the number of units under maintenance contracts, as well as revenue from Tacit maintenance contracts of $955,000. The increase from 2004 to 2005 of $9.5 million, or 53%, was due primarily to increases in the number of units under maintenance contracts.

For 2006, net revenues in the Americas increased to $67.6 million, from $52.6 million in 2005 and $37.9 million in 2004. Sales in the Americas accounted for 47%, 46% and 41% of net revenues for 2006, 2005 and 2004, respectively. Net revenues in Asia Pacific were $35.3 million, $27.7 million and $25.0 million, or 24%, 25% and 27% of net revenues in 2006, 2005 and 2004, respectively. Net revenues in Europe, the Middle East and Africa, or EMEA, of $42.2 million, $32.6 million and $29.5 million, represented 29%, 29% and 32% of net revenues in 2006, 2005 and 2004, respectively. We expect our geographic distribution of net revenues will be approximately the same in 2007 as we experienced in 2006.

In 2006, sales to two customers, Alternative Technology, Inc., or Alternative Technology, and Westcon, Inc., or Westcon, accounted for 23% and 18% of net revenues, respectively. In 2005, sales to Alternative Technology and Westcon accounted for 22%, and 13% of net revenues, respectively. In 2004, sales to Alternative Technology and Westcon accounted for 22%, and 19% of net revenues, respectively. Sales to the top 10 indirect channel partners accounted for 73%, 65% and 71%, of net revenues in 2006, 2005 and 2004, respectively. Alternative Technology and Weston are distributors, who in turn sell to a large number of value-added resellers, system integrators and other resellers. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively. At December 31, 2005, Alternative Technologies and Westcon accounted for 20% and 13% of gross accounts receivable, respectively.

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

Cost of revenues was $39.1 million in 2006, an increase of $9.8 million, or 33%, from $29.3 million in 2005 and from $22.9 million in 2004. Excluding the amortization of intangibles of $2.2 million and stock-based compensation of $1.1 million in 2006, the cost of revenues represented 25% of total net revenues for 2006, compared to 26% in 2005 and 25% in 2004.

Product costs increased $6.5 million, or 33%, to $26.0 million in 2006 from $19.6 million in 2005. In 2005, the increase was $2.8 million, or 17%, from $16.8 million in 2004. The increase in 2006 from 2005 was primarily related to an increase in manufacturing costs of $4.1 million from 2005 due to increases in the number of units shipped, and to a lesser extent an increase in weighted average component cost. Other product costs increased $2.4 million in 2006 from 2005, primarily for overhead costs. Product costs for 2006 also included $414,000 of stock-based compensation related to stock option plans and the ESPP and increase of $460,000 in other personnel related costs due to increased headcount, as well as increases of $479,000 in inventory write-downs, $335,000 in warranty expense and $270,000 in freight costs. The increase in 2005 from 2004 was primarily due to an increase in manufacturing costs of $2.4 million, primarily due to a shift in product mix. Overhead and other product costs increased $427,000, including $287,000 in components costs and $134,000 in freight costs.

Service costs increased $2.7 million, or 26%, to $10.9 million in 2006 from $8.2 million in 2005. The increase in 2006 from 2005 includes $732,000 of stock-based compensation related to stock option plans and the ESPP and increases of $1.2 million in other personnel costs due to increased headcount, $146,000 in travel, $138,000 in shipping costs and $196,000 in expensed support materials. In 2005, service costs increased $2.1 million, or 35%, from $6.1 million in 2004. The increase in 2005 from 2004 was due to a $784,000 increase in personnel costs resulting from increased headcount in our support group, a $379,000 increase in service fees paid to our third party maintenance provider, a $273,000 increase in product used to support our maintenance contracts and a $460,000 increase in royalties related to maintenance contracts. We expect service costs to continue at the higher levels reflected in 2006 as a result of the increase in the number of units under maintenance contracts.

In connection with the acquisition of Tacit, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. In 2006, amortization expense of $735,000 related to these intangibles was included in cost of revenues. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets that are being amortized over their estimated useful lives of one to six years. In 2006, 2005 and 2004, amortization expense of $1.4 million, $1.6 million and $38,000, respectively, related to these intangibles was included in cost of revenues.

To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support group and expect that our fees to third-party service providers will continue to increase as our international installed base grows. We expect the cost of revenues in 2007, excluding the impact of stock-based compensation and amortization expenses, to approximate 27% of net revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. We have historically focused our research and development efforts on developing and enhancing our WAN Application Delivery solutions.

Research and development expenses of $30.6 million in 2006 increased from $21.8 million in 2005 and from $15.0 million in 2004. The increased costs in 2006 from 2005 of $8.9 million, or 41%, were primarily due to increased personnel related expenses of $7.7 million, including amortization of stock-based compensation related to stock option plans and the ESPP of $3.9 million, and $3.8 million related to an increase in headcount from 105 at December 31, 2005 to 146 at December 31, 2006, primarily resulting from the Tacit acquisition. In addition, allocated corporate services and facilities costs increased $764,000 due to increased headcount and consulting fees increased $523,000 from 2005. The increase in 2005 from 2004 of $6.8 million, or 45%, was primarily related to increased salary and related personnel expenses, and to a lesser extent, project material, depreciation and other facilities related expenses. Personnel related expenses increased $5.2 million, including $867,000 in amortization of stock-based compensation related to the Mentat acquisition and $4.3 million related to an increase in headcount, partially resulting from the Mentat acquisition. Depreciation and other facilities related expenses increased $670,000 and were also primarily related to the Mentat acquisition. Research and development expenses represented 21%, 19% and 16% of net revenues in 2006, 2005 and 2004, respectively. As of December 31, 2006, all research and development costs have been expensed as incurred.

We expect that in the future, our research and development spending will increase in absolute dollars as we continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We expect that our research and development expenses in 2007, excluding the impact of stock-based compensation expense, will approximate 19% of net revenues.

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

Sales and marketing expenses increased to $57.9 million in 2006 from $38.3 million in 2005 and from $35.5 million in 2004. The increase of $19.6 million, or 51%, in 2006 from 2005 included personnel related costs and various marketing program related costs. Personnel related costs in 2006 included an increase in stock-based compensation related to stock option plans and the ESPP of $5.2 million and an increase in salaries, commissions, bonuses and employee benefits of $7.6 million due primarily to the increase in headcount and increased sales commissions. This reflects an increase in sales and marketing headcount from 122 at December 31, 2005 to 164 at December 31, 2006, primarily resulting from the Tacit acquisition. Also included in personnel related costs in 2006 were severance costs of $584,000. The increase in 2006 from 2005 also reflected increases in travel and entertainment of $1.8 million, consulting and outside service costs of $1.6 million, demonstration unit costs of $827,000, and channel marketing program costs of $761,000, resulting from increased headcount and sales and marketing activities. Additionally, in 2006, amortization expense of $791,000 related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense. The increase of $2.8 million, or 8%, in 2005 from 2004 was primarily attributable to an increase in personnel related costs, and to a lesser extent, to increases in various channel marketing programs and demonstration units. Personnel related costs increased $1.9 million, as headcount increased to 122 at December 31, 2005 from 114 at December 31, 2004. The costs related to various channel marketing programs increased $469,000 and the cost of demonstration units increased $286,000 as a result of the introduction of two new PacketShaper products, as well as Mentat’s SkyX products, to our customer base during 2005. Sales and marketing expenses represented 40%, 34% and 38% of net revenues in 2006, 2005 and 2004, respectively

We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollars to increase in the future. We expect that sales and marketing expenses in 2007, excluding the impact of stock-based compensation expense, will approximate 33% of net revenues.

GENERAL AND ADMINSTRATIVE

General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses.

General and administrative expenses increased to $13.9 million in 2006 from $7.2 million in 2005 and from $6.1 million in 2004. The increase in 2006 of $6.7 million, or 93%, from 2005 was primarily due to personnel related costs, including an increase in stock-based compensation related to stock option plans and the ESPP of $3.0 million, and an increase in salaries and employee benefits of $1.2 million, due primarily to an increase in headcount from 28 at December 31, 2005 to 35 at December 31, 2006. In addition, professional fees increased $2.0 million, primarily for accounting, legal and tax related matters. In addition, depreciation and other facilities related expenses increased $730,000. The $1.2 million, or 19%, increase in expenses in 2005 from 2004 was primarily attributable to increased personnel related expenses and professional service fees. Personnel related costs, including salaries and recruiting fees increased $687,000 and professional service fees, primarily for accounting and tax related services increased $586,000. General and administrative expenses represented 10%, 6% and 7% of net revenues in 2006, 2005 and 2004, respectively.

We expect general and administrative expenses in 2007, excluding the impact of stock-based compensation expense, will approximate 6% of net revenues.

IN-PROCESS RESEARCH AND DEVELOPMENT

Our methodology for allocating the purchase price relating to acquisitions to IPR&D was determined through established valuation techniques in the high-technology networking product industry. IPR&D expense for 2006 was $1.8 million for acquired IPR&D related to the acquisition of Tacit. IPR&D was expensed upon the closing of the acquisition during the three months ended June 30, 2006 because technological feasibility had not been established and no future alternative uses existed. The fair value of the existing purchased technology, as well as the technology under development, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality.

The IPR&D expense for 2006 related primarily to projects associated with Tacit’s iShared WAN optimization technology (including the hardware appliance and the related software) enhancements and upgrades. The projects identified as in-process technology are those that were underway at the time of the Tacit acquisition and, at the date of acquisition, required additional effort to establish technological feasibility. The successful completion of these projects was a significant risk at the date of acquisition due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, consists primarily of investment income from our cash, cash equivalents and investments. Interest and other income, net increased to $3.9 million in 2006 from $2.9 million in 2005 and from $1.2 million in 2004. The increase in 2006 from 2005 was due to increased investment yields, partially offset by lower average balances of invested funds. The increase in 2005 from 2004 was due to increases in yields and higher balances of invested funds.

INCOME TAX PROVISION (BENEFIT)

We recorded a tax provision of $782,000 for 2006, reflecting an effective tax rate for the year of 14%. Included in the tax provision for 2006 was a $2.6 million increase in income tax reserves relating to transfer pricing exposure, the impact of $1.8 million of IPR&D related to the Tacit acquisition, and a $1 million tax benefit resulting from the revision of original estimates of the prior year tax provision upon preparation of the related tax return, partially offset by other adjustments. Absent these items, we would have recorded a tax benefit of approximately $1.4 million, which is primarily related to the utilization of tax credits. For 2005, we recorded a tax provision of $125,000 reflecting the release of $3.2 million of our valuation allowance on deferred tax assets. Without the release, our effective rate would have been approximately 17% instead of the 1% provision that we reported. Our tax provision in 2006 was also impacted by a relative decrease in earnings subject to taxation in countries that have lower statutory tax rates and an increase in non-deductible stock compensation, compared to 2005. For 2004, we realized a tax benefit of $383,000 reflecting the release of a portion of our valuation allowance on our deferred tax assets. Without the release, our effective rate would have been approximately 14% instead of the 3% benefit that we reported. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, and non-tax deductible stock compensation expenses. We carefully monitor these factors and timely adjust the effective income tax rate accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of SFAS 157 will have on our consolidated results of operations, financial condition or cash flows.

See Note 1 in our Notes to Consolidated Financial Statements for information regarding other recent accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments.  The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments (in thousands):

	December 31,
			Increase
	2006	2005	(Decrease)

Cash and cash equivalents	$39,640	$36,221	$3,419
Investments	36,917	86,456	(49,539)

Total	$76,557	$122,677	$(46,120)

The cash and cash equivalents balance increased $3.4 million and the combined balance decreased by $46.1 million during 2006 due to activities in the following areas (in thousands).

Net cash provided by operating activities	$20,428
Net cash used in investing activities	(25,084)
Net cash provided by financing activities	8,075

Net change in cash and cash equivalents	$3,419

The decrease was primarily due to $74.8 million used in the acquisition of Tacit, net of cash and investments acquired, including $7.9 million held in escrow, partially offset by net cash provided by operating activities of $20.4 million and proceeds from the issuance of stock through option exercises and the ESPP totaling $7.1 million. In addition, $3.6 million was used for purchases of property and equipment. In 2006, although we recorded net income of $4.9 million, we generated $20.4 million in cash from operations primarily due to adjustments for non-cash items (primarily depreciation, amortization and stock-based compensation). Our uses of cash for net working capital included increases of accounts receivable, partially offset by an increase in deferred revenue.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, shipment linearity, accounts receivable collections, and excess tax benefits from stock-based compensation. Shipment linearity is a measure of the level of shipments throughout a particular quarter.

Accounts receivable, net.  The following table summarizes our accounts receivable, net (in thousands).

	December 31,
			Increase
	2006	2005	(Decrease)

Accounts receivable, net	$31,743	$15,759	$15,984

The increase in net accounts receivable was due to increased sales and a decreased shipment linearity in the three months ended December 31, 2006. Days sales outstanding (DSO) as of December 31, 2006 and 2005 was 68 days and 46 days, respectively. Our DSO is primarily impacted by shipment linearity and collections performance. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Deferred Revenue.  The following table summarizes our deferred revenue, net (in thousands).

	December 31,
			Increase
	2006	2005	(Decrease)

Current deferred revenue	$23,931	$18,986	$4,945
Long-term deferred revenue	5,173	3,129	2,044

Total	29,104	22,115	6,989

The increase in deferred service revenue reflects the impact of the increase in the number of units under maintenance contract and renewals, partially offset by the ongoing amortization of deferred maintenance revenue.

Contractual Obligations

We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements. Additionally, we have purchase obligations reflecting open purchase order commitments, including $800,000 of third party licensing contract commitments.

The following chart details our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less Than	1 - 3	3 - 5
Contractual Obligations	Total	1 Year	Years	Years

Cash obligations not reflected in Consolidated Balance Sheet
Operating lease obligations(1)	$6,095	$2,871	$2,228	$996
Purchase obligations	12,469	11,669	400	400

Total	$18,564	$14,540	$2,628	$1,396

(1)	In January 2007, we entered into an amendment to extend the term of the lease of our Cupertino, California facilities through December 2014 and to expand the premises subject to the lease. The lease payments under the amended lease, which will begin in December 2007, will be approximately $2.6 million per year, with a total commitment of $19 million over the extended lease term. This amount is not reflected in the above chart.

Liquidity and Capital Resource Requirements

During the past three years, we have had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay our bank line of credit.

We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $76.6 million at December 31, 2006 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

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

At December 31, 2006, our investment portfolio included fixed-income securities with a fair value of approximately $67.1 million, having an average duration of 0.30 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at December 31, 2006, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $124,000. While an increase in interest rates reduces the fair value of the investment portfolio, we will not realize the losses in the consolidated statements of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Packeteer, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Packeteer, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006: (i) the Company did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) the Company did not maintain effective controls over the review of the rebate reserves as the review was not appropriately designed, nor was the review conducted in sufficient detail.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Packeteer, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Packeteer, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Mountain View, California
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Packeteer, Inc.:

We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Packeteer, Inc. adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Also, as discussed in Note 1 to the consolidated financial statements, Packeteer, Inc. changed its method of quantifying financial statement errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Packeteer, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 15, 2007

PACKETEER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$39,640	$36,221
Short-term investments	25,681	81,228
Accounts receivable, net of allowance for doubtful accounts and sales returns of $3,010 and $1,800, as of December 31, 2006 and 2005, respectively	31,743	15,759
Other receivables	216	207
Inventories	3,957	4,979
Prepaids and other current assets	3,249	2,148

Total current assets	104,486	140,542
Non-current assets:
Property and equipment, net	3,968	2,681
Long-term investments	11,236	5,228
Goodwill	58,656	9,527
Purchased intangible assets, net	11,045	5,606
Other non-current assets	27,577	5,073

Total assets	$216,968	$168,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,014	$2,808
Accrued compensation	9,567	6,551
Other accrued liabilities	8,431	4,716
Income taxes payable	7,164	3,520
Deferred revenue	23,931	18,986

Total current liabilities	52,107	36,581
Non-current liabilities:
Deferred revenue, less current portion	5,173	3,129
Deferred rent and other	179	340

Total liabilities	57,459	40,050
Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 35,400 and 34,197 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	36	34
Additional paid-in capital	212,961	188,046
Deferred stock-based compensation	—	(567)
Accumulated other comprehensive loss	(18)	(182)
Accumulated deficit	(53,470)	(58,724)

Total stockholders’ equity	159,509	128,607

Total liabilities and stockholders’ equity	$216,968	$168,657

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net revenues:
Product revenues	$110,164	$85,590	$74,557
Service revenues	34,959	27,351	17,880

Total net revenues	145,123	112,941	92,437
Cost of revenues(1):
Product costs	26,028	19,575	16,780
Service costs	10,907	8,163	6,057
Amortization of purchased intangible assets	2,150	1,557	38

Total cost of revenues	39,085	29,295	22,875

Gross profit	106,038	83,646	69,562
Operating expenses(1):
Research and development	30,646	21,778	14,973
Sales and marketing, includes amortization of purchased intangible assets of $791 in 2006, and none in 2005 and 2004	57,889	38,276	35,504
General and administrative	13,949	7,222	6,061
In-process research and development	1,800	—	—

Total operating expenses	104,284	67,276	56,538

Income from operations	1,754	16,370	13,024
Interest and other income, net	3,932	2,913	1,127

Income before provision (benefit) for income taxes	5,686	19,283	14,151
Provision (benefit) for income taxes	782	125	(383)

Net income	$4,904	$19,158	$14,534

Basic net income per share	$0.14	$0.57	$0.44

Diluted net income per share	$0.14	$0.55	$0.42

Shares used in computing basic net income per share	34,848	33,823	32,994

Shares used in computing diluted net income per share	35,740	35,065	34,502

(1) Stock-based compensation included in the costs and expenses line items:
Product costs	$414	$—	$—
Service costs	732	—	—
Research and development	4,371	867	13
Sales and marketing	5,241	25	1
General and administrative	3,037	9	—

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated	Notes
			Additional	Deferred	Other	Receivable
	Common Stock		Paid-in	Stock-Based	Comprehensive	from	Accumulated		Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Stockholders	Deficit	Total	Income
	(In thousands)

Balances as of December 31, 2003	32,501	$32	$175,820	$—	$(12)	$(6)	$(92,416)	$83,418
Issuance of restricted common stock, net of repurchases	110	—	1,624	(1,624)	—	—	—	—
Issuance of common stock upon exercise of stock options	510	1	2,925	—	—	—	—	2,926
Issuance of common stock pursuant to Employee Stock Purchase Plan	297	—	1,256	—	—	—	—	1,256
Repayments of notes receivable from stockholders	—	—	—	—	—	6	—	6
Amortization of stock-based compensation	—	—	—	14	—	—	—	14
Comprehensive income:
Unrealized loss on investments	—	—	—	—	(195)	—	—	(195)	$(195)
Net income	—	—	—	—	—	—	14,534	14,534	14,534

Comprehensive income									$14,339

Balances as of December 31, 2004	33,418	33	181,625	(1,610)	(207)	—	(77,882)	101,959
Issuance of common stock upon exercise of stock options	490	1	3,033	—	—	—	—	3,034
Issuance of common stock pursuant to Employee Stock Purchase Plan	299	—	2,346	—	—	—	—	2,346
Repurchase of restricted common stock	(10)	—	(149)	142	—	—	—	(7)
Tax benefit from employee stock option plans	—	—	1,191	—	—	—	—	1,191
Amortization of stock-based compensation	—	—	—	901	—	—	—	901
Comprehensive income:
Unrealized gain on investments	—	—	—	—	25	—	—	25	$25
Net income	—	—	—	—	—	—	19,158	19,158	19,158

Comprehensive income									$19,183

Balances as of December 31, 2005	34,197	34	188,046	(567)	(182)	—	(58,724)	128,607
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	—	—	—	350	350

Adjusted balances as of January 1, 2006	34,197	34	188,046	(567)	(182)	—	(58,374)	128.957
Reclassification of deferred stock based compensation upon adoption of SFAS 123(R)	—	—	(567)	567		—	—	—
Issuance of common stock upon exercise of stock options	888	2	4,581	—	—	—	—	4,583
Issuance of common stock pursuant to Employee Stock Purchase Plan	315	—	2,511	—	—	—	—	2,511
Stock options assumed in acquisition	—	—	2,482	—	—	—	—	2,482
Tax benefit from employee stock option plans	—	—	2,113	—	—	—	—	2,113
Stock-based compensation related to acquisition	—	—	484		—	—	—	484
Stock-based compensation related to stock options and Employee Stock Purchase Plan	—	—	13,311	—	—	—	—	13,311
Comprehensive income:
Unrealized gain on investments	—	—	—	—	164	—	—	164	$164
Net income	—			—	—	—	4,904	4,904	4,904

Comprehensive income									$5,068

Balances as of December 31, 2006	35,400	$36	$212,961	$—	$(18)	$—	$(53,470)	$159,509

See accompanying notes to consolidated financial statements

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$4,904	$19,158	$14,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,630	2,414	1,728
Amortization of purchased intangible assets	2,941	1,557	38
Provision for (reversal of) allowance for doubtful accounts	292	(45)	89
Write-down of inventory	568	89	86
Stock-based compensation related to Mentat acquisition	484	901	14
Stock-based compensation related to stock options and ESPP	13,311	—	—
Excess tax benefit from stock-based compensation plans	(981)	—	—
Tax benefits from employee stock option plans	2,829	1,191	—
Deferred income taxes	(5,794)	(2,967)	(2,375)
Loss on disposal of property and equipment	9	20	9
In-process research and development	1,800	—	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(14,324)	1,114	(5,440)
Other receivables	(9)	1,680	475
Inventories	680	(1,962)	(278)
Prepaids and other current assets	(522)	(186)	(12)
Accounts payable	206	6	573
Accrued compensation	2,397	84	2,217
Other accrued liabilities	(247)	(1,163)	1,896
Income taxes payable	2,846	1,082	1,379
Deferred revenue	6,476	5,958	6,428
Other	(68)	(50)	(33)

Net cash provided by operating activities	20,428	28,881	21,328

Cash flows from investing activities:
Purchases of property and equipment, net	(3,626)	(2,049)	(1,931)
Purchases of investments	(66,834)	(109,851)	(93,487)
Proceeds from sales and maturities of investments	120,156	104,945	72,810
Acquisitions, net of cash acquired	(66,930)	(1,750)	(17,304)
Funds deposited into escrow in connection with acquisition	(7,850)	—	—

Net cash used in investing activities	(25,084)	(8,705)	(39,912)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	4,583	3,027	2,926
Sale of stock to employees under the ESPP	2,511	2,346	1,256
Excess tax benefit from stock-based compensation plans	981	—	—
Proceeds from repayment of notes receivable from stockholders	—	—	6
Payments of notes payable	—	—	(139)
Principal payments of capital lease obligations	—	—	(457)

Net cash provided by financing activities	8,075	5,373	3,592

Net increase (decrease) in cash and cash equivalents	3,419	25,549	(14,992)
Cash and cash equivalents at beginning of year	36,221	10,672	25,664

Cash and cash equivalents at end of year	$39,640	$36,221	$10,672

Non-cash investing and financing activities:
Issuance of restricted common stock, net of repurchases, to former Mentat employees	$—	$—	$1,624
Options assumed in acquisition of Tacit	$2,482	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during period for income taxes, net of refunds	$348	$811	$475
Cash paid during period for interest	$—	$—	$27

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Packeteer, Inc., along with its subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”) is a provider of wide area network, or WAN, Application Delivery systems designed to deliver a comprehensive set of visibility, Quality of Service, or QoS, control, compression, application acceleration and application service capabilities. Our product family includes PacketShaper, iShared, SkyX and Mobiliti Client products that can be deployed within large data centers, smaller branch office sites and software clients on PCs for mobile and Small Office/Home Office, or SOHO, users throughout a distributed enterprise. We deliver superior application performance and end user experience using an “intelligent overlay”, which bridges applications and IP networks, adapts to our customers’ existing infrastructure and addresses the demands created by a changing application environment in order to deliver high performance applications across all WAN and Internet links. The Company was incorporated on January 25, 1996, and commenced principal operations in 1997, at which time the Company began selling its products and related services. The Company currently markets and distributes its products via a worldwide network of resellers, distributors and systems integrators.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and sales returns, inventory valuation, rebate and warranty reserves, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

Product revenues consist primarily of sales of the Company’s WAN Application Delivery systems, which include hardware, as well as software licenses, to distributors and resellers. Service revenues consist primarily of maintenance revenue and, to a lesser extent, training revenue.

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in inventory. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy at December 31, 2006 or 2005.

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

The following provides additional details on the sales return reserves (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$1,625	$1,251	$713
Additions, charged against revenues	5,604	3,400	2,247
Deductions	(4,766)	(3,026)	(1,709)

Balance at end of year	$2,463	$1,625	$1,251

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reduces trade receivables to the amount that is ultimately believed to be collectible. When evaluating the adequacy of the allowance for doubtful accounts, management reviews the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends.

The following provides additional details on the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$175	$229	$149
Provision for (reversal of) allowance for doubtful accounts receivable	292	(45)	89
Addition to reserve related to acquisition of Tacit	277	—	—
Amounts written off, net of recoveries	(197)	(9)	(9)

Balance at end of year	$547	$175	$229

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

INVESTMENTS

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2006 and 2005, all investment securities are designated as “available-for-sale.” These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other-than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other-than-temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We record inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made. The Company recorded write-downs of inventory of $568,000, $89,000 and $86,000 in 2006, 2005 and 2004, respectively.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following at December 31 (in thousands):

	2006	2005

Completed products	$3,785	$4,584
Components	172	395

Total inventories	$3,957	$4,979

LONG-LIVED ASSETS

Property and equipment, including equipment acquired under capital lease, is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 18 months to four years. Leasehold improvements are amortized over the shorter of estimated useful lives of the assets or the lease term, generally five years. During 2004, the remaining leases were fully paid and the equipment under capital lease was transferred to computers and equipment.

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005

Computers and equipment	$9,785	$7,323
Furniture and fixtures	2,142	1,439
Leasehold improvements	2,317	1,582

	14,244	10,344
Less: accumulated depreciation and amortization	(10,276)	(7,663)

Property and equipment, net	$3,968	$2,681

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $49.1 million and $9.5 million was recorded in connection with the acquisition of Tacit and Mentat, respectively.

Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit and Mentat and are amortized using the straight-line method over the estimated useful lives of the assets.

The following table provides additional details on goodwill and acquired intangible assets, net (in thousands):

	December 31,			December 31,
	2005			2006
	Balance	Acquisition	Amortization	Balance

Goodwill	$9,527	$49,129	$—	$58,656
Other intangibles:
Developed technology	4,053	3,530	(1,755)	5,828
Customer contracts and relationships	1,421	4,200	(984)	4,637
Trade name	132	650	(202)	580

	$15,133	$57,509	$(2,941)	$69,701

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Intangibles:
Developed technology	3-5 yrs	$8,630	$(2,802)	$5,828
Customer contracts and relationships	3-6 yrs	6,100	(1,463)	4,637
Trade name	3 yrs	850	(270)	580

		$15,580	$(4,535)	$11,045

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Intangibles:
Developed technology	5 yrs	$5,100	$(1,047)	$4,053
Customer contracts and relationships	6 yrs	1,900	(479)	1,421
Trade name	3 yrs	200	(68)	132

		$7,200	(1,594)	$5,606

Included in cost of revenues was amortization expense of $2.2 million, $1.6 million and $38,000 for 2006, 2005 and 2004, respectively. Included in sales and marketing expense was amortization expense of $791,000 in 2006 and none in 2005 and 2004.

Based on the purchased intangible assets balance as of December 31, 2006, the estimated related future amortization is as follows (in thousands):

Year	Amount

2007	$3,803
2008	3,738
2009	2,841
2010	663

$11,045

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets consisted of the following at December 31 (in thousands):

	2006	2005

Deferred tax assets	$19,210	$4,622
Amounts held in escrow	7,850	—
Other	517	451

	$27,577	$5,073

ADVERTISING COSTS

Advertising costs are expensed as incurred and the amounts were insignificant for all periods presented and are classified under sales and marketing expense. Advertising expenses for 2006, 2005 and 2004 were $470,000, $206,000, and $277,000, respectively.

OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31, (in thousands):

	2006	2005

Rebate reserves	$2,311	$1,634
Warranty reserves	488	234
Other	5,632	2,848

	$8,431	$4,716

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of changes in Packeteer’s warranty reserve (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$234	$315	$303
Provision for current year sales	586	242	422
Warranty costs incurred	(332)	(323)	(410)

Balance at end of year	$488	$234	$315

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

STOCK-BASED COMPENSATION

The Company has adopted a stock incentive plan that provides for the grant to eligible individuals of stock options, stock appreciation rights, restricted stock purchase rights and bonuses, restricted stock units, performance shares and performance units. The Company also has an Employee Stock Purchase Plan, or ESPP, which enables employees to purchase the Company’s common stock.

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

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for 2006 related to stock options and ESPP was $12.1 million and $1.2 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. In addition, the stock-based compensation expense for 2006 included $484,000 related to restricted stock issued in connection with the Mentat acquisition that would have been included in the Company’s consolidated statements of operations under the provisions of APB 25. For 2005 and 2004, stock-based compensation expense of $901,000 and $14,000, respectively, was related to the Mentat acquisition. There was no stock-based compensation expense related to stock options and ESPP recognized during 2005 and 2004. As a result of adopting SFAS 123(R), the Company’s income before provision (benefit) for income taxes and net income for 2006 were reduced by $13.3 million and $9.2 million, respectively. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.26 for 2006. See Note 7 for additional information.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation expense recognized in the Company’s statements of operations in 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows in 2006. Total cash flow remained unchanged from what would have been reported under prior accounting rules.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payments awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool, or APIC pool, in paragraph 81 of SFAS 123(R). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R).The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Stock Options

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire no later than ten years from the grant date. The fair

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

Year Ended
December 31,
2006

Stock Option Grants:
Expected life (years)	4.62
Expected volatility	62%
Risk-free interest rate	4.88%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.

The weighted average grant date fair value of options granted during 2006 was $5.83. The weighted average fair value of options assumed in 2006 in connection with the acquisition of Tacit was $12.46. The total intrinsic value of options exercised during 2006 was $5.6 million. The total fair value of options that vested during 2006 was $10.4 million. At December 31, 2006, the Company had $10.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.73 years. Cash received from stock option exercises was $4.6 million during 2006.

Employee Stock Purchase Plan.

The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. The number of shares issued under the ESPP during 2006 was 315,000. Compensation expense is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

Year Ended
December 31,
2006

ESPP Rights:
Expected life (years)	1.19
Expected volatility	61%
Risk-free interest rate	5.07%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of purchase rights under the ESPP was $3.75 for 2006.

Restricted Stock Issued in Acquisition

In connection with the acquisition of Mentat, Inc., or Mentat, in December 2004, the Company recorded deferred stock-based compensation of approximately $1.6 million associated with the issuance of restricted shares. Beginning in 2006, stock-based compensation expense related to purchase acquisitions is calculated under SFAS 123(R) and recognized over the remaining vesting periods. During 2006, the Company recorded stock-based compensation expense of $484,000 related to the acquisition and credited additional paid-in capital. Prior to 2006, a portion of the purchase consideration for purchase acquisitions was recorded as deferred stock-based compensation. The balance for deferred stock-based compensation was reflected as a reduction to additional paid-in capital in the consolidated statements of shareholders’ equity. Amortization of stock-based compensation

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with these shares totaled $901,000 and $14,000, respectively, for 2005 and 2004. As of December 31, 2006, the Company has $89,000 of unrecognized compensation expense related to these restricted shares, which will be recognized over the remaining vesting period of 12 months.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net income as reported	$19,158	$14,534
Add: Stock-based compensation under APB 25 related to acquisitions, net of tax	599	9
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(10,021)	(8,595)

Pro forma net income	$9,736	$5,948

Earnings per share:
Basic — as reported	$0.57	$0.44
Diluted — as reported	$0.55	$0.42
Basic — pro forma	$0.29	$0.18
Diluted — proforma	$0.28	$0.17

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

For pro forma purposes, the fair value of the Company’s stock option grants and ESPP awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	2005	2004

Employee Stock Option Plan:
Expected life (years)	3.34	3.28
Expected volatility	90%	102%
Risk-free interest rate	4.03%	2.64%

	2005	2004

Employee Stock Purchase Plan:
Expected life (years)	1.25	1.26
Expected volatility	63%	91%
Risk-free interest rates	3.90%	3.62%

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and implied volatility factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $7.86 and $10.34, respectively, for the years ended December 31, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $3.8 million and $4.1 million, respectively. The weighted-average fair value of the purchase rights granted under the ESPP during 2005 and 2004 was $5.30 and $4.84, respectively.

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

A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. The following table provides details of sales to individual customers who accounted for 10% or more of total revenues:

	Years Ended December 31,
	2006	2005	2004

Alternative Technology, Inc	23%	22%	22%
Westcon, Inc	18%	13%	19%

At December 31, 2006, Alternative Technologies, Inc. and Westcon, Inc. accounted for 18% and 23% of accounts receivable, respectively. At December 31, 2005, Alternative Technologies and Westcon accounted for 20% and 13% of gross accounts receivable, respectively.

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remeasurement adjustments are recognized in income as transaction gains or losses in the year of occurrence. To date, the effect of such amounts on net income has not been significant.

OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. Other comprehensive income (loss) consists entirely of unrealized gains (losses) on marketable securities available for sale of $164,000, $25,000 and $(195,000) for 2006, 2005 and 2004, respectively. Accordingly, the accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 related entirely to net unrealized losses on marketable securities available for sale. Tax effects of unrealized losses are not considered material for any periods presented.

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

	Years Ended December 31,
	2006	2005	2004

Shares issuable under stock options	5,199	4,174	2,170

Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income	$4,904	$19,158	$14,534

Denominator:
Basic:
Weighted-average common shares outstanding	34,910	33,932	33,104
Less: common shares subject to repurchase	(62)	(109)	(110)

Basic weighted-average common shares outstanding	34,848	33,823	32,994

Diluted:
Basic weighted-average common shares outstanding	34,848	33,823	32,994
Add: potentially dilutive common shares from stock Options and ESPP and shares subject to repurchase	872	1,221	1,485
Add: potentially dilutive common shares from warrants	20	21	23

Diluted weighted-average common shares outstanding	35,740	35,065	34,502

Basic net income per share	$0.14	$0.57	$0.44

Diluted net income per share	$0.14	$0.55	$0.42

QUANTIFICATION OF ERRORS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. The transition provisions of SAB 108 permit a company to adjust retained earnings (accumulated deficit) for the cumulative effect of immaterial errors relating to prior years. In the three months ended December 31, 2006, we determined that errors had been made in our financial statements related to the recording of rebate reserves, resulting in an overstatement of rebate reserves of $500,000, net of taxes of $150,000.

Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of these errors were immaterial to prior years under the rollover method. However, under SAB 108, which the Company was required to adopt for the year ended December 31, 2006, the Company must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative impact of the errors related to the rebate reserve are material to the Company’s 2006 financial statements and, therefore, the Company has recorded an adjustment to its opening 2006 accumulated deficit balance in the amount of $350,000 in accordance with the implementation guidance in SAB 108.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact on accumulated deficit is comprised of the following amounts (in thousands):

	Years Ended December 31,
	2004	2005	Total

Accumulated deficit
Net revenues	$(603)	$103	$(500)
Provision for income taxes	181	(31)	150

Total, net of tax	$(422)	$72	$350

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not yet in a position to determine such effects.

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

2.	BUSINESS COMBINATIONS

Acquisition of Tacit Networks, Inc.

On May 16, 2006, the Company completed its acquisition of Tacit Networks, Inc., or Tacit, a privately held company headquartered in South Plainfield, New Jersey. Tacit was a developer of products that allow enterprises with multiple locations to more efficiently store and transfer data between remote sites and central data storage sites. The acquisition expanded the Company’s product offerings of branch office infrastructure solutions that enable organizations pursuing server, storage and resource consolidation to meet cost, security and regulatory compliance objectives.

Tacit became a wholly owned subsidiary of the Company in a transaction accounted for using the purchase method. The Company acquired 100% of the outstanding shares of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, the Company assumed all of the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of the Company’s common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow funds will be released fifteen days following the later of 90 days after completion of the audit of the Company’s 2006 financial statements or one year from the closing date of the acquisition, at which time the final purchase price will be adjusted.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Tacit are included in the Company’s Consolidated Statements of Operations beginning May 16, 2006, the closing date of the acquisition. The following table summarizes the initial purchase price (in thousands):

Cash	$66,358
Fair value of options assumed	2,482
Acquisition related transaction costs	1,655

Total initial purchase price	$70,495

The fair value of the assumed options, both vested and unvested, was determined using a Black-Scholes valuation model consistent with the Company’s valuation of stock options in accordance with SFAS 123(R). See Note 1. Unrecognized compensation expense associated with the fair value of the unvested options assumed was approximately $1.2 million which is not included in the initial purchase price above.

Under the purchase method of accounting, the initial purchase price as shown in the table above is allocated to Tacit’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The escrow funds are included in other non-current assets in the accompanying consolidated balance sheets and have not been included in goodwill. When the funds are released to the former stockholders of Tacit, additional goodwill will be recorded. In addition, adjustments may be made to the allocation of the initial purchase price to reflect adjustments to deferred taxes related to the acquisition, as well as future tax benefits related to stock options assumed in the acquisition.

The preliminary allocation of the initial purchase price as of December 31, 2006 is as follows (in thousands):

Amount

Cash and cash equivalents	$1,083
Short-term investments	3,620
Accounts receivable	1,952
Inventories	226
Prepaids and other current assets	862
Property and equipment	300
Net deferred tax assets	9,036
Accounts payable and accrued liabilities	(5,380)
Deferred revenue	(513)
Goodwill	49,129
Identifiable intangible assets	8,380
In-process research and development	1,800

Total initial purchase price	$70,495

Identifiable intangible assets

Identifiable intangible assets, which consist primarily of customer relationships, trade names and technology, are amortized on a straight-line basis over their estimated useful lives. The customer relationships intangible relates to Tacit’s ability to sell existing, in-process and future versions of its products to its existing customers. Developed technology intangibles include a combination of patented and unpatented technology, trade secrets, and computer

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software that represent the foundation for current and planned new products. The following table presents details of the purchased intangible assets (in thousands, except years):

	Estimated
	Useful Life	Amount
	(In years)

Intangible Assets
Developed technology	3	$3,530
Customer relationships	4	4,200
Trade name	3	650

Total		$8,380

Goodwill

Approximately $49.1 million of the initial purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid to expand and quicken the combined company’s ability to serve the growing markets for Wide Area File Services and branch office server solutions. Management believes the acquisition positions the combined company as a leading supplier of branch office server solutions delivering network services, network data reductions and file and bulk data caching. None of the goodwill recorded as part of the Tacit acquisition will be deductible for United States federal income tax purposes. Goodwill will be deductible for state income tax purposes in those states in which the Company elects to step up its basis in the acquired assets.

In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company would incur an accounting charge for the amount of impairment during the period in which the determination is made.

In-process research and development

The Company estimates that $1.8 million of the purchase price represents in-process research and development, (IPR&D), primarily related to projects associated with Tacit’s iShared network wide area network, or WAN, optimization technology (including the hardware appliance and the related software) enhancements and upgrades that had not yet reached technological feasibility and have no alternative future use. The Company’s methodology for allocating the purchase price of acquisitions to IPR&D was determined through established valuation techniques in the high-technology networking product industry. The fair value of the technology under development, as well as the existing purchased technology, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality.

Net deferred tax assets

Net deferred tax assets of $9.0 million include tax effects of fair value adjustments primarily related to intangible assets and net operating loss tax carryforwards, net of a valuation allowance of $1.7 million, the benefit from which will be allocated to goodwill when , and if, it is subsequently realized.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of Packeteer and Tacit, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for 2006 also includes incremental stock-based compensation expense due to the assumption of Tacit stock options, investment banking fees, and other acquisition related costs, recorded in Tacit’s historical results of operations during May 2006. The pro forma financial information for all periods presented also includes amortization charges from acquired intangibles, adjustments to interest income, and related tax effects.

The unaudited pro forma financial information for 2006 combines the historical results for Packeteer for 2006, which include the results of Tacit subsequent to May 16, 2006, and the historical results for Tacit for the period from January 1, 2006 to May 16, 2006. The unaudited pro forma financial information for 2005 combines the historical results for Packeteer and Tacit. The following table summarizes the pro forma financial information, unaudited, (in thousands, except per share amounts):

	Year Ended
	December 31,
	2006	2005

Total net revenues	$148,360	$116,450
Net income (loss)	(2,639)	879
Net income (loss) per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

Acquisition of Mentat

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

Net tangible assets	$2,327
Intangible assets	7,200
Goodwill	9,527

Net assets acquired	$19,054

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $7.2 million acquired intangibles, $5.1 million was assigned to developed technology, $1.9 million to customer contracts and relationships and $200,000 to trade name. These intangible assets have useful lives ranging from one to six years. Both the purchased intangible assets and the goodwill are expected to be deductible for tax purposes.

In March 2005, an OEM customer of Mentat exercised its option to buyout its license agreement. In accordance with the terms of the license, for a total of $3.0 million, the customer was granted a perpetual, non-transferable and non-exclusive binary and source code license to certain Mentat software plus support and maintenance for a period of twelve months. The $3.0 million fee was initially recorded as deferred revenue and revenue was recognized over the following twelve-month period. In 2006 and 2005, Packeteer included $669,000 and $2.3 million, respectively, in revenues under this arrangement, with no balance remaining in deferred revenue at December 31, 2006. A portion of the purchased intangible asset “Customer Contracts and Relationships” was related to this particular customer contract. The estimated useful life on this portion of the intangible asset was reduced from six years to one year and was fully amortized at December 31, 2006.

In addition, under the terms of the agreement, Packeteer was to pay up to $3.7 million in retention bonuses to former Mentat employees including both cash and restricted stock to incent Mentat employees to remain with Packeteer. The cash bonuses, totaling approximately $2.0 million were to be paid to the Mentat employees in equal installments, one half one year from the date of acquisition and the remainder on the two year anniversary of the acquisition, so long as the employee remains employed with Packeteer on each of the installment dates. During 2006 and 2005, $690,000 and $870,000, respectively, was paid to former Mentat employees under the cash retention bonus plan. No amounts remain payable at December 31, 2006.

The restricted stock retention bonuses totaling approximately 114,000 restricted shares were valued at $1.7 million; however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. Amortization of stock-based compensation expense associated with these shares totaled $484,000, $901,000 and $14,000 for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 1.

Mentat’s results of operations have been included in the consolidated financial statements since the date of acquisition, December 21, 2004. The results of operations of Mentat were not material for the periods prior to the acquisition.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FINANCIAL INSTRUMENTS

The Company’s cash equivalents and investments consist of the following at December 31, 2006 and 2005 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

DECEMBER 31, 2006
Commercial paper and money markets	$31,442	$1	$(1)	$31,442
Asset and mortgage backed securities	7,514	8	(21)	7,501
Corporate bonds	11,473	3	(2)	11,474

Total debt securities	50,429	12	(24)	50,417
US Treasury and agencies	16,656	2	(8)	16,650

	$67,085	14	$(32)	$67,067

Amounts included in cash and cash equivalents				$30,150
Amounts included in short-term investments				25,681
Amounts included in long-term investments				11,236

				$67,067

DECEMBER 31, 2005
Commercial paper and money markets	$17,160	$—	$(1)	$17,159
Asset and mortgage backed securities	23,987	4	(62)	23,929
Corporate bonds	19,215	2	(14)	19,203

Total debt securities	60,362	6	(77)	60,291
US Treasury and agencies	59,402	2	(113)	59,291

	$119,764	$8	$(190)	$119,582

Amounts included in cash and cash equivalents				$33,126
Amounts included in short-term investments				81,228
Amounts included in long-term investments				5,228

				$119,582

The amortized cost and estimated fair values of the Company’s investments as of December 31, 2006, shown by effective maturity date, are as follows (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value

Mature in one year or less	$55,843	$55,831
Mature between one year and two years	11,242	11,236

	$67,085	$67,067

All variable rate securities, including asset and mortgage backed securities, are classified as short-term investments regardless of the underlying reset date.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2006 and 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

DECEMBER 31, 2006
Security Description
Commercial paper and money markets	$7,925	$—	$149	$(1)	$8,074	$(1)
Asset and mortgage backed securities	4,434	(21)	—	—	4,434	(21)
Corporate bonds	3,353	(2)	—	—	3,353	(2)
US Treasury and agencies	11,526	(8)	—	—	11,526	(8)

	$27,238	$(31)	$149	$(1)	$27,387	$(32)

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

DECEMBER 31, 2005
Security Description
Commercial paper and money markets	$12,434	$(1)	$—	$—	$12,434	$(1)
Asset and mortgage backed securities	9,762	(45)	1,598	(17)	11,360	(62)
Corporate bonds	7,370	(2)	1,325	(12)	8,695	(14)
US Treasury and agencies	35,532	(107)	6,541	(6)	42,073	(113)

	$65,098	$(155)	$9,464	$(35)	$74,562	$(190)

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	COMMITMENTS AND GUARANTEES

The Company leases its facilities under non-cancelable lease agreements that expire at various dates through 2011. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs. Rent expense was $2.6 million, $2.2 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the future minimum rental payments under operating leases are as follows (in thousands):

Lease
Years Ending December 31,	Obligations

2007	$2,871
2008	1,229
2009	999
2010	648
2011	348

Total future minimum lease payments	$6,095

Additionally, our distributor and reseller agreements generally include a provision for indemnifying such parties against certain liabilities if our products are claimed to infringe a third-party’s intellectual property rights. To date, we have not incurred any costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated balance sheets.

In January 2007, the Company entered into an agreement to amend the lease agreement for its headquarters. See additional information in Note 10.

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

A special committee of the board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs informed the District Court that they intend to seek further appellate review of this decision, and that they would like to be heard by the District Court as to whether the settlement may still be approved even if the the

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2006, as we believe a loss is neither probable nor estimable.

On June 22, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages of $3,000,000. The Company was granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration and the parties have not yet formally responded to the other’s allegations. Valencia’s motion for a preliminary injunction was denied by the arbitrator. The Company believes Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and the Company cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail. No amount has been accrued as of December 31, 2006, as we believe a loss is neither probable nor estimable.

In addition, the Company is subject to examination of its income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for its 2003 and 2004 tax returns, primarily related to its intercompany transfer pricing. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believe such estimates to be reasonable.

The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.

6.	INCOME TAXES

Income (loss) before provision (benefit) for income taxes is attributable to the following geographic locations for the periods ended December 31 (in thousands):

	2006	2005	2004

United States	$(9,736)	$6,060	$2,627
Foreign	15,422	13,223	11,524

Income before provision (benefit) for income taxes	$5,686	$19,283	$14,151

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income tax provision (benefit) for 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$3,670	$1,681	$1,174
State	149	37	6
Foreign	2,757	1,374	812

Total current	6,576	3,092	1,992

Deferred:
Federal	(3,984)	(387)	(2,375)
State	(1,656)	(1,910)	—
Foreign	(154)	(670)	—

Total deferred	(5,794)	(2,967)	(2,375)

Provision (benefit) for income taxes	$782	$125	$(383)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income before tax as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Federal tax at statutory rate	$1,990	$6,749	$4,953
State taxes, net of federal benefit	(980)	(90)	6
Change in valuation allowance	—	(3,168)	(6,117)
Non deductible in-process research and development	630	—	—
Non deductible stock-based compensation	1,126	—
Other non deductible expenses	110	77	65
Alternative minimum income tax	—	—	1,172
Tax credits	(1,487)	(1,967)	(895)
Foreign tax differential	(607)	(1,476)	400
Other	—	—	33

Total provision (benefit) for income taxes	$782	$125	$(383)

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets at December 31 are set forth below (in thousands):

	2006	2005

Deferred tax assets:
Various accruals, reserves and other temporary differences not deductible for tax purposes	$7,357	$3,326
Property and equipment	1,298	540
Net operating loss carryforwards	22,845	10,978
Tax credit carryforwards	9,509	6,864

Gross deferred tax assets	41,009	21,708

Deferred tax liabilities:
Intangible assets related to acquisition	(2,690)	—

Gross deferred tax liabilities	(2,690)	—

Total gross net deferred tax assets	38,319	21,708

Valuation allowance	(17,961)	(16,368)

Net deferred tax assets	$20,358	$5,340

Net current deferred tax assets of $1.1 million and $0.7 million are included in prepaids and other current assets at December 31, 2006 and 2005, respectively. Net long-term deferred tax assets of $19.2 million and $4.6 million are included in other non-current assets at December 31, 2006 and 2005, respectively. A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future. The net change in the total valuation allowance in 2006 was an increase of $1.6 million, which is comprised of an increase in valuation allowance of $1.7 million for deferred tax assets related to the acquisition of Tacit, offset by a $0.1 million release of valuation allowance for deferred taxes attributable to employee stock deductions. The net change in the total valuation allowance in 2005 was a decrease of $2.5 million, which is comprised of a release of valuation allowance of $3.2 million, partially offset by an increase in valuation allowance for deferred tax assets attributable to employee stock option deductions. The net change in the total valuation allowance in 2004 was a decrease of $5.8 million, of which $2.4 million related to release of valuation allowance and $3.7 million related to the utilization of net operating loss carryforwards that previously had valuation allowances established against them.

Approximately $16.3 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when, and if, it is subsequently realized. Approximately $1.7 million of the valuation allowance is attributable to Tacit pre-acquisition net operating losses and research credits, the benefit from which will be allocated to goodwill when, and if, it is subsequently realized.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S.

At December 31, 2006, the Company has net operating loss carryforwards for federal, California and New Jersey income tax purposes of approximately $58.5 million, $10.0 million and $28.6 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2020, and the California net operating loss carryforwards will begin to expire in 2012 and the New Jersey net operating loss carryforwards will begin to expire in 2010. At December 31, 2006, the Company had federal, California, New Jersey and Canadian research credit carryforwards of approximately $4.2 million, $4.2 million, $0.1 million and $0.8 million, respectively. If not

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilized, the federal research credit carryforwards will begin to expire in 2011. The California research credit carryforwards can be carried forward indefinitely. The New Jersey research credit carryforward will begin to expire in 2020. The Canadian research credits will begin to expire in 2015.

The Company’s income taxes payable for federal, state and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $2.8 million in 2006, of which $0.7 million consisted of tax benefits from employee stock option transactions related to fully vested options assumed in the acquisition of Tacit and were reflected as a decrease to goodwill and $2.1 million were reflected as an increase to addition paid-in capital in the Consolidated Statements of Shareholders’ Equity. The net tax benefits from employee stock option transactions were $1.2 million in 2005, all of which were reflected as an increase to additional paid-in capital. No tax benefits from employee stock option transactions were recorded in 2004.

The Company is undergoing an examination by the Internal Revenue Service for its 2003 and 2004 tax returns, primarily related to our intercompany transfer pricing. Management believes that adequate amounts have been accrued for potential adjustments resulting from the examination.

7.	STOCKHOLDERS’ EQUITY

PREFERRED AND COMMON STOCK

The Company’s Board of Directors has authorized 5,000,000 shares of preferred stock. The authorized preferred stock shares are undesignated and the Board has the authority to issue and to determine the rights, preference and privileges thereof.

The Company’s Board of Directors has authorized 85,000,000 shares of common stock.

WARRANTS

As of December 31, 2006, 45,000 warrants to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.

1999 STOCK INCENTIVE PLAN

In May 1999, the Company’s Board of Directors adopted and its stockholders approved the 1999 Stock Incentive Plan (1999 Plan), which became effective on July 27, 1999, and serves as the successor program to its 1996 Equity Incentive Plan (the predecessor plan). All options outstanding under the Predecessor Plan on the effective date were incorporated into the 1999 Plan and were treated as outstanding options under the 1999 Plan. The number of shares reserved under the 1999 Plan automatically increases annually beginning on January 1, 2000 by the lesser of three million shares or 5% of the total number of shares of common stock outstanding. Under the 1999 Plan, the Company may grant incentive or nonstatutory stock options, stock appreciation rights, restricted stock purchase rights and bonuses, restricted stock units, performance shares and performance units to eligible participants, including its officers, other key employees, our non-employee directors and certain consultants. The 1999 Plan is generally administered by the Compensation Committee of the Board of Directors, which sets the terms and conditions of the options and other awards. Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or sooner if terminated by the Board of Directors. As of December 31, 2006, an aggregate of approximately 14.7 million shares have been reserved under the 1999 Plan, of which approximately 3.2 million were available for future grant.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STOCK OPTIONS ASSUMED IN ACQUISITION

In connection with the acquisition of Tacit, the Company assumed all the then outstanding options to purchase Tacit common stock granted under their 2000 Equity Incentive Plan, and converted those into options to purchase approximately 320,000 shares of the Company’s common stock, of which approximately 90,000 were outstanding and approximately 59,000 were unvested as of December 31, 2006. In most circumstances, these options become fully vested upon involuntary termination.

A summary of stock option activity under stock option plans follows (in thousands, except per share data):

		Options Outstanding
				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Available		Exercise	Contractual	Intrinsic
	for Grant	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)

Options outstanding as of December 31, 2003	2,174	4,729	$9.51
Shares made available for grant	1,625	—
Granted	(2,337)	2,337	16.03
Exercised	—	(510)	5.74
Cancelled	898	(898)	14.17

Options outstanding as of December 31, 2004	2,360	5,658	11.80
Shares made available for grant	1,671	—
Granted	(1,750)	1,750	12.95
Exercised	—	(490)	6.20
Cancelled	589	(589)	14.23

Options outstanding as of December 31, 2005	2,870	6,329	12.33
Shares made available for grant	1,710	—
Options assumed(a)		320	1.28
Granted	(2,594)	2,594	10.68
Exercised	—	(888)	5.16
Cancelled/forfeited/expired	1,193	(1,206)	12.98

Options outstanding at December 31, 2006	3,179	7,149	12.01	7.43	$21,390

Options vested and expected to vest at December 31, 2006		6,553	12.09	7.28	$19,838
Options exercisable at December 31, 2006		3,768	12.46	6.17	$12,951

(a)	Represents activity related to options that were assumed as a result of the acquisition of Tacit in May 2006. See Note 2 for additional information.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006 (in thousands, except years and per-share amounts):

			Options Exercisable
	Options Outstanding		Weighted-		Weighted-
		Weighted-	Average		Average
		Average	Exercise		Exercise
	Number	Remaining	Price per	Number	Price per
Range of Exercise Prices	Outstanding	Contractual Life	Share	Exercisable	Share
		(In years)

$ 0.19 - 4.71	810	5.51	$3.67	751	$3.79
4.75 - 8.36	880	6.12	7.52	695	7.34
8.37 - 9.51	1,125	9.09	9.43	18	9.09
9.54 - 12.03	1,279	8.43	11.53	316	11.07
12.05 - 13.81	727	8.14	12.71	358	12.60
13.87 - 14.00	738	8.07	14.00	384	14.00
14.01 - 18.10	943	6.68	16.03	731	16.05
18.49 - 20.77	517	7.08	19.39	385	19.39
48.06	130	3.07	48.06	130	48.06

Total	7,149	7.43	12.01	3,768	12.46

As of December 31, 2006 and 2005, there were approximately 9,000 non-plan options outstanding with a weighted average exercise price of $0.25 per share, all of which expire in October 2007.

1999 EMPLOYEE STOCK PURCHASE PLAN

In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP). The ESPP became effective July 27, 1999. The number of shares reserved under the ESPP automatically increases annually beginning on January 1, 2000 by the lesser of one million shares or 2% of the total number of shares of common stock outstanding. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. Purchases are limited to a maximum of 1,000 shares for an individual employee for each purchase period. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. As of December 31, 2006, approximately 4.8 million shares had been reserved under the plan and approximately 3.2 million were available for future issuance. During 2006, 2005 and 2004, approximately 315,000, 299,000 and 297,000 shares were issued under the ESPP during 2006.

RESTRICTED STOCK ISSUED IN ACQUISITION

In connection with the acquisition of Mentat, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. Under the terms of the related shareholder agreements, the shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. During 2005, approximately 10,000 of these restricted shares were repurchased by the Company due to terminations, according to the terms of the shareholder agreements. In 2006 and 2005, approximately 48,000 and approximately 34,000 shares vested, respectively, including approximately 29,000 shares in 2006 that became immediately vested upon employee terminations. At December 31, 2006, there were approximately 18,000 restricted shares outstanding.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to the Company’s products. Sales outside of the Americas accounted for 53%, 53% and 59% of net revenues in 2006, 2005, and 2004, respectively.

Geographic information is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net revenues:
Americas	$67,614	$52,604	$37,934
Asia Pacific	35,284	27,715	24,963
Europe, Middle East, Africa	42,225	32,622	29,540

Total net revenues	$145,123	$112,941	$92,437

Net revenues reflect the destination of the product shipped. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 3%, 5% and 3% of total net revenues in 2006, 2005 and 2004, respectively.

Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

10.	SUBSEQUENT EVENT

In January 2007, the Company entered into an amendment to the facility lease for its headquarters in Cupertino, California that extends the term of the lease to December 2014 (with certain options to extend). Under the terms of this amendment, the premises subject to the lease will be expanded in December 2007. The lease payments under the amended lease will be approximately $2.6 million per year, with a total commitment of $19 million over the extended lease term.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2006, were ineffective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and this assessment identified material weaknesses in our internal control over financial reporting related to our (1) accounting for income taxes and (2) rebate reserves. Specifically, (i) we did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) we did not maintain effective controls over the review of the rebate reserves as the review was not appropriately designed, nor was the review conducted in sufficient detail. These deficiencies resulted in a material misstatement of our income taxes payable and the rebate reserves, which were adjusted prior to the issuance of our 2006 consolidated financial statements.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in “Internal Control-Integrated Framework”. Because of the material weaknesses described above, management’s conclusion is that we did not maintain effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That report is included herein under Item 8.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In order to remediate the material weaknesses described above, we are implementing revised policies and procedures pertaining to income taxes payable and rebate accruals and increasing the size and training of our financial staff.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Proposal No. 1: Election of Directors” in the Proxy Statement. For information with respect to identification of our executive officers is incorporated by reference to the information contained in the section captioned “Executive Officers” in the Proxy Statement. Information with respect to Items 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement. The information required by Items 407(e)(4) and (e) (5) of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” respectively, of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” “and “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See the Consolidated Financial Statements beginning on page 42 of this Form 10-K.

(2) Financial Statement Schedule

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

See the Exhibit Index at page 79 of this Form 10-K.

(b) See the Exhibit Index at page 79 of this Form 10-K.

(c) See the Consolidated Financial Statements beginning on page 42.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 15th day of March 2007.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ
Dave Côté
President and Chief Executive Officer

Date: March 15, 2007

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

Name	Title	Date

/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2007

/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2007

/s/ STEVEN CAMPBELL Steven Campbell	Chairman of the Board of Directors	March 15, 2007

/s/ CRAIG ELLIOTT Craig Elliott	Director	March 15, 2007

/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 15, 2007

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 15, 2007

Name	Title	Date

/s/ BERNARD MATHAISEL Bernard Mathaisel	Director	March 15, 2007

/s/ PETER VAN CAMP Peter Van Camp	Director	March 15, 2007

/s/ GREGORY MYERS Gregory Myers	Director	March 15, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.
3	.3(4)	Registrant’s Amended and Restated Bylaws.
4	.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10	.8(2)*	Registrant’s 1996 Equity Incentive Plan.
10	.9(2)*	Registrant’s 1999 Stock Incentive Plan.
10	.10(2)*	Registrant’s 1999 Employee Stock Purchase Plan.
10	.11(2)*	Form of Indemnity Agreement entered into by Packeteer, Inc. with each of its executive officers and directors.
10	.21(3)*	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan.
10	.22(4)*	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan.
10	.23(4)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and Packeteer, Inc.
10	.24(5)*	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.
10	.25(6)*	Amendment dated July 16, 2003 to the 1999 Employee Stock Purchase Plan.
10	.26(7)*	Amendment dated December 15, 2004 to the 1999 Stock Incentive Plan.
10	.27(7)	Agreement and Plan of Reorganization by and among Packeteer, Inc., P Acquisition Corporation, Mentat Inc. and Certain Shareholders of Mentat Inc.
10	.29(8)*	Amendment dated February 24, 2005 to the 1999 Employee Stock Purchase Plan.
10	.30(9)*	Amendment dated May 24, 2005 to the 1999 Stock Incentive Plan.
10	.31(10)	Agreement and Plan of Reorganization by and among Packeteer, Inc., Oslo Acquisition Corporation, Tacit Networks, Inc. and Vikram Gupta dated May 8, 2006.
10	.32(1)*	Form of Notice of Grant and Performance Share Agreement under 1999 Stock Incentive Plan.
10	.33(1)	First Amendment of Lease dated January 31, 2007, between NMSPCSLDHB, a California Limited Partnership, and Packeteer, Inc.
10	.34(1)*	Amendment dated February 5, 2007 to the 1999 Stock Incentive Plan.
21	.1(1)	Subsidiaries of Packeteer.
23	.1(1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	.1(1)	Power of Attorney (see page 77).
31	.1(1)	Sarbanes-Oxley Section 302 Certification — CEO
31	.2(1)	Sarbanes-Oxley Section 302 Certification — CFO
32	.1(1)	Sarbanes-Oxley Section 906 Certification — CEO
32	.2(1)	Sarbanes-Oxley Section 906 Certification — CFO

*	Management contract, or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(4)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 21, 2003.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 5, 2004.

(7)	Incorporated by reference from Packeteer’s 10-K dated March 16, 2005.

(8)	Incorporated by reference from Packeteer’s 10-Q dated April 29, 2005.

(9)	Incorporated by reference from Packeteer’s 8-K dated May 26, 2005.

(10)	Incorporated by reference from Packeteer’s 10-Q dated August 9, 2006.