Form 10-Q
period 2007-03-31
PACKETEER INC
filed 2007-04-30
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Yes☐      No ☑.
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
Yes ☐       No ☑.
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was 35,976,042 at April 24, 2007.

     In addition to historical information, this Form 10-Q contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed below under the title “Risk Factors” in Part II, Item 1A and under the title “Risk Factors” in Item 1A of Packeteer’s Annual Report on Form 10-K as filed with the SEC on March 16, 2007. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, and the subsequent business and financial impacts of any such acquisitions, the geographical dispersion of our sales, expected tax rates, the potential outcome of litigation matters and IRS examinations, the potential impact of recent accounting pronouncements, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$55,888	$39,640
Short-term investments	28,209	25,681
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,822 and $3,010, as of March 31, 2007 and December 31, 2006, respectively	24,004	31,743
Other receivables	241	216
Inventories	5,965	3,957
Prepaids and other current assets	5,470	3,249

Total current assets	119,777	104,486
Non-current assets:
Property and equipment, net	4,513	3,968
Long-term investments	—	11,236
Goodwill	58,656	58,656
Purchased intangible assets, net	10,093	11,045
Other non-current assets	27,492	27,577

Total assets	$220,531	$216,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,281	$3,014
Accrued compensation	6,812	9,567
Other accrued liabilities	7,389	8,431
Income taxes payable	7,740	7,164
Deferred revenue	26,102	23,931

Total current liabilities	53,324	52,107
Non-current liabilities:
Deferred revenue, less current portion	5,575	5,173
Deferred rent and other	385	179

Total liabilities	59,284	57,459

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 35,976 and 35,400 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	220,980	212,961
Accumulated other comprehensive loss	(8)	(18)
Accumulated deficit	(59,761)	(53,470)

Total stockholders’ equity	161,247	159,509

Total liabilities and stockholders’ equity	$220,531	$216,968

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Net revenues:
Product revenues	$23,841	$24,694
Service revenues	10,887	7,591

Total net revenues	34,728	32,285
Cost of revenues (1):
Product costs	7,735	5,104
Service costs	3,570	2,321
Amortization of purchased intangible assets	635	394

Total cost of revenues	11,940	7,819

Gross profit	22,788	24,466
Operating expenses (1):
Research and development	9,227	6,456
Sales and marketing, includes amortization of purchased intangible assets of $317 and $0 for the three months ended March 31, 2007 and 2006, respectively	17,348	10,954
General and administrative	4,080	2,922

Total operating expenses	30,655	20,332

Income (loss) from operations	(7,867)	4,134
Other income, net	832	1,240

Income (loss) before provision for (benefit from) income taxes	(7,035)	5,374
Provision for (benefit from) income taxes	(948)	860

Net income (loss)	$(6,087)	$4,514

Basic net income (loss) per share	$(0.17)	$0.13

Diluted net income (loss) per share	$(0.17)	$0.13

Shares used in computing basic net income (loss) per share	35,740	34,416

Shares used in computing diluted net income (loss) per share	35,740	35,377

(1)	Stock-based compensation included in the costs and expense line items:

Product costs	$111	$96
Service costs	214	169
Research and development	1,120	817
Sales and marketing	1,042	1,059
General and administrative	780	695
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,087)	$4,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	827	542
Amortization of purchased intangible assets	952	394
Reversal of allowance for doubtful accounts	(350)	—
Write-down of inventory	256	—
Stock-based compensation related to Mentat acquisition	22	102
Compensation related to stock-based awards	3,245	2,734
Excess tax benefit from stock-based compensation plans	(446)	—
Deferred income taxes	(1,731)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	8,089	(1,424)
Other receivables	(25)	(31)
Inventories	(2,264)	1,202
Prepaids and other current assets	(392)	(474)
Accounts payable	2,267	469
Accrued compensation	(2,755)	(1,250)
Other accrued liabilities	(1,042)	578
Income taxes payable	504	732
Deferred revenue	2,573	1,151
Other	61	25

Net cash provided by operating activities	3,704	9,264

Cash flows from investing activities:
Purchases of property and equipment, net	(1,373)	(720)
Purchases of investments	(14,588)	(24,723)
Proceeds from sales and maturities of investments	23,306	13,132

Net cash provided by (used in) investing activities	7,345	(12,311)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	3,248	2,209
Sale of stock to employees under the ESPP	1,505	1,289
Excess tax benefit from stock-based compensation plans	446	—

Net cash provided by financing activities	5,199	3,498

Net increase in cash and cash equivalents	16,248	451
Cash and cash equivalents at beginning of period	39,640	36,221

Cash and cash equivalents at end of period	$55,888	$36,672

Supplemental disclosures of cash flow information:
Cash paid during period for income taxes, net of refunds	$56	$116
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2007.
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
     Tacit became a wholly owned subsidiary of the Company in a transaction accounted for using the purchase method. The Company acquired 100% of the outstanding shares of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, the Company assumed all of the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of the Company’s common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow fund is expected to be released in June 2007, at which time the final purchase price will be adjusted.
     The results of operations of Tacit are included in the Company’s Consolidated Statements of Operations beginning May 16, 2006, the closing date of the acquisition.
Pro forma financial information
     The unaudited financial information in the table below summarizes the combined results of operations of Packeteer and Tacit, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning the period presented. The pro forma financial information for 2006 also includes incremental stock-based compensation expense due to the assumption of Tacit stock options, investment banking fees, and other acquisition related costs, recorded in Tacit’s historical results of operations during May 2006. The pro forma financial information for the period presented also includes amortization charges from acquired intangibles, adjustments to interest income, and related tax effects.

     The unaudited pro forma financial information for the three months ended March 31, 2006 combines the historical results for Packeteer and Tacit. The following table summarizes the pro forma financial information, unaudited, (in thousands, except per share amounts):

Three months ended
March 31, 2006
Total net revenues	$34,551
Net loss	(1,550)
Net loss per share:
Basic	$(.05)
Diluted	$(.05)
3. REVENUE RECOGNITION
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
     The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in inventory. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. No amounts were deferred under this policy at March 31, 2007 or December 31, 2006.
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
5. INVENTORIES
     Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. The Company records inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made.
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Completed products	$5,691	$3,785
Raw materials and components	274	172

	$5,965	$3,957

6. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $49.1 million and $9.5 million was recorded in connection with the acquisition of Tacit and Mentat, Inc. (which the Company acquired in December 2004), respectively.
     Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit and Mentat and are amortized using the straight-line method over the estimated useful lives of the assets.
     The following table provides additional details on goodwill and acquired intangible assets, net (in thousands):

	As of		As of
	December 31,		March 31,
	2006	Amortization	2007
Goodwill	$58,656	$—	$58,656
Other intangibles:
Developed technology	5,828	(549)	5,279
Customer contracts and relationships	4,637	(332)	4,305
Trade name	580	(71)	509

	$69,701	$(952)	$68,749

     The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2007
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(3,351)	$5,279
Customer contracts and relationships	3-6 yrs	6,100	(1,795)	4,305
Trade name	3 yrs	850	(341)	509

		$15,580	$(5,487)	$10,093

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(2,802)	$5,828
Customer contracts and relationships	3-6 yrs	6,100	(1,463)	4,637
Trade name	3 yrs	850	(270)	580

		$15,580	$(4,535)	$11,045

     Included in cost of revenues was amortization expense of $635,000 and $394,000 for the three months ended March 31, 2007 and 2006, respectively. Included in sales and marketing expense was amortization expense of $317,000 and none for the three months ended March 31, 2007 and 2006, respectively.
     Based on the purchased intangible assets balance as of March 31, 2007, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2007	$2,851
2008	3,738
2009	2,841
2010	663

$10,093

7. CONTINGENCIES
     In November 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of the Company’s officers and directors, and the underwriters of its initial public offering. An amended complaint, captioned In re Packeteer, Inc. Initial Public Offering Securities Litigation, 01-CV-10185 (SAS), was filed on April 20, 2002.
     The amended complaint alleges violations of the federal securities laws on behalf of a purported class of those who acquired the Company’s common stock between the date of its initial public offering, or IPO, and December 6, 2000. The amended complaint alleges that the description in the prospectus for the Company’s IPO was materially false and misleading in describing the compensation to be earned by the underwriters of its IPO, and in not describing certain alleged arrangements among underwriters and initial purchasers of the Company’s common stock. The amended complaint seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 27, 1999 and December 6, 2000.
     A special committee of the board of directors has authorized the Company’s management to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. The Company does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows. No amount has been accrued as of March 31, 2007 as the Company believes a loss is neither probable nor estimable.
     On June 22, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. The Company was

granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration, but retained jurisdiction to enforce its injunctive order. In October 2006, Valencia amended its arbitration demand to include causes of action for copyright infringement, violation of the Digital Millennium Copyright Act, or DMCA, trade secret misappropriation and unfair competition. Valencia’s motion for a preliminary injunction was denied by the arbitrator. In addition, the arbitrator has dismissed Valencia’s copyright and DMCA causes of action. The Company believes Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and the Company cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail. No amount has been accrued as of March 31, 2007, as the Company believes a loss is neither probable nor estimable.
     In addition, the Company is subject to examination of its income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for its 2004 and 2003 tax returns, primarily related to its intercompany transfer pricing. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believe such estimates to be reasonable.
     The Company is routinely involved in legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on financial position, results of operations or cash flows.
8. GUARANTEES
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
     The following provides a reconciliation of the changes in Packeteer’s warranty reserve from December 31, 2006 to March 31, 2007 (in thousands):

Accrued warranty obligations at December 31, 2006	$488
Provision for current period sales	179
Warranty costs incurred	(89)

Accrued warranty obligations at March 31, 2007	$578

     Additionally, the Company’s distributor and reseller agreements generally include a provision for indemnifying such parties against certain liabilities if the Company’s products are claimed to infringe a third party’s intellectual property rights. To date, the Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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
     A limited number of indirect channel partners have accounted for a large part of the Company’s revenues to date and the Company expects that this trend will continue. The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended
	March 31,
	2007	2006
Alternative Technology, Inc	26%	22%
Westcon, Inc	17%	14%
Macnica, Inc.	n/a	11%
     At March 31, 2007, Alternative Technologies, Inc., Westcon, Inc. and France Telecom accounted for 24%, 22% and 12% of gross accounts receivable, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively.
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
10. INCOME TAXES
     The Company recorded a tax benefit of $948,000, or 13% of the loss before benefit from income taxes, for the three months ended March 31, 2007. The effective income tax provision rate for the three months ended March 31, 2006 was approximately 16%. The Company’s effective income tax rate depends on various factors, such as tax legislation, the geographic composition of the Company’s pre-tax income, and non-tax deductible stock compensation expenses. The Company carefully monitors these factors and timely adjusts the effective income tax rate accordingly.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a $131,000 decrease to deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $5,976,000 of gross unrecognized tax benefits, all of which would favorably affect its effective tax rate, if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company has approximately $88,000 of accrued interest related to uncertain tax positions.
     The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2000 through 2006 remain open to examination. The Company’s 2003 and 2004 tax returns are currently under examination by the Internal Revenue Service. Management believes that adequate amounts have been accrued for potential adjustments resulting from the examination. As of March 31, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
11. STOCKHOLDERS/ EQUITY
          1999 STOCK INCENTIVE PLAN
     In May 1999, the Company’s Board of Directors adopted and its stockholders approved the 1999 Stock Incentive Plan (1999 Plan), which became effective on July 27, 1999, and serves as the successor program to its 1996 Equity Incentive Plan (the predecessor plan). Under the 1999 Plan, the Company may grant incentive or nonstatutory stock options, stock appreciation rights, restricted stock purchase rights and bonuses, restricted stock units, performance shares and performance units to eligible participants, including its officers, other key employees, the Company’s non-employee directors and certain consultants. The 1999 Plan is generally administered by the Compensation Committee of the Board of Directors, which sets the terms and conditions of the options and other awards.

          Stock Options
     Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options generally become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or earlier if terminated by the Board of Directors.. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Three months ended
	March 31,
	2007	2006
Stock Options:
Expected life (years)	4.58	4.65
Expected volatility	58%	62%
Risk-free interest rate	4.78%	4.83%
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s stock-based compensation plan during the three months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2006	7,149	$12.02
Granted	631	12.88
Exercised	(380)	8.55
Canceled /forfeited/expired	(284)	12.99
Options outstanding at March 31, 2007	7,116	12.24	6.96	$14,290
Options vested and expected to vest at March 31, 2007	6,063	12.37	6.66	$12,836
Options exercisable at March 31, 2007	3,738	12.58	5.58	$10,176
     The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $6.63 and $5.25, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1.8 million and $1.7 million, respectively. The total fair value of options that vested during the three months ended March 31, 2007 and 2006 was $6.2 million and $5.3 million, respectively. Cash received from stock option exercises was $3.2 million and $2.2 million during the three months ended March 31, 2007 and 2006, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007 (in thousands, except years and per-share amounts):

Range of
Exercise Prices	Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$0.09–6.10	938	4.81	$4.27	898	$4.36
6.13–9.31	735	7.10	8.29	442	8.02
9.41–9.51	890	8.34	9.51	218	9.51
9.54–12.03	1,114	8.18	11.55	286	11.23
12.05–12.94	930	8.57	12.67	146	12.38
12.99–14.00	975	7.46	13.81	484	13.83
14.01–18.10	917	4.77	16.06	746	16.09
18.49–48.06	617	5.86	25.43	518	26.59

Total	7,116	6.96	$12.24	3,738	$12.58

          Restricted Stock Units
     Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock units is subject to the employee’s continued service with the Company. The compensation expense related to these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized over the service period. Restricted stock units vest at the rate of 25% per year over four years on the anniversary of the grant date.
     Nonvested restricted stock units as of March 31, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Units	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2006	—	—
Granted	326	$12.77
Vested	—	—
Forfeited	(4)	13.26

Nonvested at March 31, 2007	322	$12.77

          Performance Shares
     On January 24, 2007, the Compensation Committee of the Board of Directors approved new awards of 180,000 performance-based stock units (performance shares) for the Company’s executive officers. These awards will convert into shares of the Company’s common stock upon vesting at the end of a three year period only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified target levels of the Company’s revenue growth and operating income margins over the three year period and also that the officer remain an employee of the Company through the vesting date. Up to 250% of the performance shares can vest if the Company’s performance achievement exceeds the performance targets. No performance shares will vest if the performance fails to meet minimum performance levels. Each vested performance share will convert into one share of the Company’s common stock on the vesting date. The fair value of the performance shares was estimated at March 31, 2007 using the fair value of the Company’s common stock on the date of the grant and a probability assessment that assumes that performance goals will be achieved at the target level. The fair value amortization is adjusted periodically for any changes to our probability assessment of the number of performance shares expected to vest as a result of the Company’s percentage achievement of the performance targets.
     Nonvested performance shares at the targeted vesting amount as of March 31, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2006	—
Granted	180	$12.78
Vested	—
Forfeited	—

Nonvested at March 31, 2007	180	$12.78

Maximum potential vested shares at March 31, 2007	450	$12.78

          Employee Stock Purchase Plan
     In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP). The ESPP became effective July 27, 1999. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. Purchases are limited to a maximum of 1,000 for an individual employee for each purchase period. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. The fair value of the employees’ purchase rights granted was calculated under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
ESPP Grants:
Expected life (years)	0.95	0.50
Expected volatility	47%	81%
Risk-free interest rate	5.10%	4.60%
     The weighted-average fair value of the purchase rights granted under the ESPP during the three months ended March 31, 2007 and 2006 was $4.57 and $4.87 per share, respectively. During the three months ended March 31, 2007 and 2006, approximately 197,000 and 157,000 shares were issued under the ESPP, respectively.
          Restricted Stock Issued in Acquisition
     In connection with the acquisition of Mentat, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. Under the terms of the related shareholder agreements, the shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. During 2005, approximately 10,000 of these restricted shares were repurchased by the Company due to terminations, according to the terms of the shareholder agreements. No shares vested in the three months ended March 31, 2007 and 2006. At March 31, 2007, there were approximately 18,000 restricted shares outstanding.
     STOCK- BASED COMPENSATION
     Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 related to stock-based awards was $3.2 million and $2.7 million, respectively. The Company recognized an income tax benefit related to stock-based compensation during the three months ended March 31, 2007 and 2006 of $0.9 million and $0.3 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. The stock-based compensation expense for the three months ended March 31, 2007 and 2006 included $232,000 and none, respectively, related to restricted stock units. In addition, the stock-based compensation expense for the three months ended March 31, 2007 and 2006 included $22,000 and $102,000 related to restricted stock issued in connection with the Mentat acquisition.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Stock-based compensation expense recognized in the Company’s statements of operations includes compensation expense for share-based payment awards granted prior to, but not yet vested as of

December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     At March 31, 2007, the Company had unrecognized compensation expense, net of estimated forfeitures, which will be recognized under the remaining vesting period as follows (in thousands, except year amounts):

	Unrecognized	Remaining
	Stock-Based	Recognition
Stock -Based Award	Expense	Period (Years)

Stock Options	$9,599	1.35
Restricted stock units	2,059	2.33
Performance shares	1,464	2.75
ESPP	1,182	0.67
Restricted stock issued in acquisition	67	0.75

Total	$14,371	1.57

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
     For purposes of computing diluted net income per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. As a result, options to purchase shares of common stock that were excluded from the computation were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Shares issuable under stock options	2,993	4,755
     In addition, for the three months ended March 31, 2007, approximately 1,129,000 common share equivalents relate to stock-based awards, shares subject to repurchase and warrants, as computed using the treasury stock method, were excluded from the computation of diluted loss per share as they were anti-dilutive.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss)	$(6,087)	$4,514

Denominator:
Basic:
Weighted-average shares of common stock outstanding	35,758	34,482
Less: shares subject to repurchase	(18)	(66)

Basic weighted-average common shares outstanding	35,740	34,416

Diluted:
Basic weighted-average common shares outstanding	35,740	34,416
Add: potentially dilutive common shares from stock options and shares subject to repurchase	—	940
Add: potentially dilutive common shares from warrants	—	21

Diluted weighted-average common shares outstanding	35,740	35,377

Basic net income (loss) per share	$(0.17)	$0.13

Diluted net income (loss) per share	$(0.17)	$0.13

12. COMPREHENSIVE INCOME (LOSS)
     The Company reports comprehensive income (loss) in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. The difference between reported net income (loss) and comprehensive income (loss) is not considered material for the periods presented.
13. SEGMENT REPORTING
     The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis substantially similar to the accompanying consolidated condensed financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.
     The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to the Company’s products.
     Geographic information is as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Net revenues:
Americas	$16,380	$15,343
Asia Pacific	8,142	8,814
Europe, Middle East, Africa	10,206	8,128

Total net revenues	$34,728	$32,285

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 3% of total net revenues for both of the three months ended March 31, 2007 and 2006.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for the Company on January 1, 2008. The Company has not determined the effect that the adoption of FAS 159 will have on its consolidated results of operations, financial condition or cash flows.

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
     Net revenues for the three months ended March 31, 2007 were $34.7 million, an increase of $2.4 million, or 8%, from the comparable period in 2006. Gross profit was $22.8 million, or 66%, and loss from operations was $7.9 million. During the comparable period a year ago, net revenues were $32.3 million, gross profit was $24.5 million, or 76%, and income from operations was $4.1 million. Included in cost of revenues and operating expenses for the three months ended March 31, 2007 and 2006 was stock-based compensation expense of $3.2 million and $2.7 million, respectively, related to stock-related awards as determined in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)) and amortization of intangible assets of $952,000 and $394,000, respectively.
     Although net revenues increased for the three months ended March 31, 2007 compared to the same period of the prior year, they decreased by $8.0 million, or 19% compared to the three months ended December 31, 2006. Net revenues for the three months ended March 31, 2007 were adversely impacted by shortfalls in expected product revenues from each of our sales regions. In the Americas, revenues decreased by $3.9 million from the three months ended December 31, 2006. In EMEA, revenues decreased $3.9 million from the three months ended December 31, 2006. In Asia Pacific, while revenues decreased only slightly from the three months ended December 31, 2006, results were still below expected levels. We believe the shortfall resulted from an increasingly competitive marketplace, and delayed completion of several product enhancements to our acceleration products prior to the end of the quarter. These issues led to longer product evaluations and proof of concept trials by customers.
     In May 2006, we completed our acquisition of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, we assumed all the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of our common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow funds are expected to be released in June 2007, at which time the final purchase price will be adjusted. In connection with the acquisition, we have recorded $49.1 million of goodwill, $8.4 million of other intangible assets, and $11.2 million of net tangible assets. In addition, we wrote off acquired in-process research and development, or IPR&D, of $1.8 million because the acquired technologies had not reached technological feasibility and had no alternative uses.
     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Delivery market, our ability to develop and maintain strong partnering relationships with our indirect channel partners, our ability to expand or enhance our current product offerings or respond to technological change, and our ability to differentiate our product offerings from those of our competitors. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products, availability of product enhancements and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results. Our future revenue and profitability may also be impacted by future acquisitions.
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
     During the three months ended March 31, 2007, we implemented the following new critical accounting policy:
     Accounting for Uncertainty in Income Taxes On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a $131,000 decrease in deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $5,976,000 of gross unrecognized tax benefits, all of which would favorably affect our effective tax rate, if recognized.
     For further information about our other critical accounting policies, see the discussion of critical accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
RESULTS OF OPERATIONS
     Net revenues for the three months ended March 31, 2007 were $34.7 million, loss from operations was $7.9 million and net loss was $6.1 million. During the comparable period in 2006, net revenues were $32.3 million, operating income was $4.1 million and net income was $4.5 million.
     During the three months ended March 31, 2007, we continued to invest in our operations, with operating expenses of $30.7 million. This represents an increase of $10.3 million, or 51%, from $20.3 million reported in the comparable period of 2006. Headcount at March 31, 2007 was 455, representing an increase of 148, or 48% compared to 307 at March 31, 2006, primarily in sales and marketing and research and development.
     During the three months ended March 31, 2007, we generated $3.7 million of cash from operating activities, compared to $9.3 million generated in the comparable period a year ago. At March 31, 2007 we had cash, cash equivalents and investments of $84.1 million, accounts receivable of $24.0 million and deferred revenues of $31.7 million.
     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. The financial data for the periods indicated includes the results of Tacit subsequent to May 16, 2006. These historical operating results are not necessarily indicative of the results for any future period:

	Three months ended
	March 31,
	2007	2006
Net revenues:
Product revenues	69%	76%
Service revenues	31	24

Total net revenues	100	100
Cost of revenues:
Product costs	22	16
Service costs	10	7
Amortization of purchased intangible assets	2	1

Total cost of revenues	34	24

Gross margin	66	76
Operating expenses:
Research and development	26	20
Sales and marketing	50	34
General and administrative	12	9

Total operating expenses	88	63

Income (loss) from operations	(22)	13
Interest and other income, net	2	4

Income (loss) before provision (benefit) for income taxes	(20)	17
Provision (benefit) for income taxes	(3)	3

Net income (loss)	(17)%	14%

NET REVENUES
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Delivery systems. Product revenues accounted for 69% and 76% of our net revenues in the three months ended March 31, 2007 and 2006, respectively. Product revenues decreased to $23.8 million in the three months ended March 31, 2007 from $24.7 million in three months ended March 31, 2006. The decrease in product revenues of $853,000, or 3%, is primarily the result the recent difficulties we have faced in the marketplace. Product sales were adversely impacted by increased competition and delayed completion of product enhancements, each of which led to longer product evaluations and proof of concept trials by our customers. In addition, while the number of units we sold grew from the same period in the prior year, we experienced a change in product mix which resulted in a lower weighted average selling price for the three months ended March 31, 2007 relative to the same period in the preceding year.
     Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold. Service revenues accounted for 31% and 24% of net revenues in the three months ended March 31, 2007 and 2006, respectively. Service revenues increased to $10.9 million in the three months ended March 31, 2007 from $7.6 million in the three months ended March 31, 2006. The increase was due primarily to an increase in the number of units under maintenance contracts.
     Net sales by region were as follows:

	Three Months Ended March 31,
	2007		2006
	($)	(%)	($)	(%)
	(Dollars in millions)
Americas*	$16.4	47	$15.4	48
Asia Pacific	8.1	24	8.8	27
Europe, the Middle East and Africa (EMEA)	10.2	29	8.1	25

Total	$34.7	100	$32.3	100

*	Primarily the United States.
     Although our geographic distribution may fluctuation from quarter to quarter, we expect our geographic distribution of net revenues for 2007 will be approximately the same as we experienced in 2006.
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Indirect channel partners in turn sell to a large number of value-added resellers, system integrators and other resellers.

The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended
	March 31,
	2007	2006
Alternative Technology, Inc	26%	22%
Westcon, Inc	17%	14%
Macnica, Inc.	n/a	11%
     At March 31, 2007, Alternative Technologies, Inc., Westcon, Inc. and France Telecom accounted for 24%, 22% and 12% of gross accounts receivable, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively
COST OF REVENUES
     Our cost of revenues consists of the cost of finished products purchased from our contract manufacturers, overhead costs, service support costs and amortization of purchased intangible assets.
     We outsource all of our manufacturing. We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Our overhead costs consist primarily of personnel related costs for our product operations and order fulfillment groups and other product costs such as warranty and fulfillment charges. Service support costs consist primarily of personnel related costs for our customer support and training groups, as well as fees paid to third-party service providers to facilitate next business day replacement for end user customers located outside the United States. Additionally, we allocate overhead such as facilities, depreciation and IT costs to all departments based on headcount and usage. As such, general overhead costs are reflected in each cost of revenue and operating expense category. We must continue to work closely with our contract manufacturers as we develop and introduce new products and try to reduce production costs for existing products. To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support group and expect that our fees to third-party services providers will continue to increase as our international base grows.
     Cost of revenues was $11.9 million for the three months ended March 31, 2007, an increase of $4.0 million, or 52%, from $7.8 million for the three months ended March 31, 2006. Excluding the amortization of intangibles, the cost of revenues represented 32% of total net revenues for the three months ended March 31, 2007, compared to 23% in the comparable period of 2006.
     Product costs increased $2.6 million, or 52%, to $7.7 million in the three months ended March 31, 2007 from $5.1 million in the three months ended March 31, 2006. The increase was primarily related to an increase in manufacturing costs of $1.2 million from the comparable period in the prior year due to increases in the number of units shipped and to an increase in weighted average unit cost, primarily due to a change in product mix. Other product costs increased $1.5 million for the three months ended March 31, 2007, primarily due to an increase in overhead costs of $606,000, which included an increase of $306,000 in personnel related costs due to increased headcount. Product costs for the three months ended March 31, 2007 also included increases in charges to cost of revenues of $256,000 in inventory write-downs, $272,000 in freight and fulfillment costs and $113,000 in warranty expense.
     Service costs increased $1.2 million, or 54%, to $3.6 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. The increase includes an increase of $563,000 in personnel costs due to increased headcount, $208,000 in shipping costs and $233,000 in expensed support materials.
     In connection with the May 2006 acquisition of Tacit, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. In the three months ended March 31, 2007, amortization expense of $241,000 related to these intangibles was included in cost of revenues. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets that are being amortized over their estimated useful lives of one to six years. In both of the three months ended March 31, 2007 and 2006 amortization expense of $394,000 related to these intangibles was included in cost of revenues.

     OPERATING EXPENSES

	Three Months Ended March 31,
			Variance	Variance
	2007	2006	in Dollars	in Percent
Research and development	$9,227	$6,456	$2,771	43%
Sales and marketing	17,348	10,954	6,394	58%
General and administrative	4,080	2,922	1,158	40%

Total	$30,655	$20,332	$10,323	51%

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
     Research and development expenses of $9.2 million for the three months ended March 31, 2007 increased from $6.5 million for the comparable period of the prior year. The increased costs were primarily due to increased personnel related expenses, including salaries, employee benefits and stock-based compensation, of $1.9 million related to a 49% increase in headcount from 104 at March 31, 2006 to 155 at March 31, 2007. In addition, allocated corporate services and facilities costs increased $310,000 due to increased headcount and expensed parts and software and engineering fee expenses increased $550,000 from the comparable period in 2006. Research and development expenses represented 26% of net revenues for the three months ended March 31, 2007 compared to 20% for the comparable period in the prior year. As of March 31, 2007, all research and development costs have been expensed as incurred.
     We believe that continued investment in research and development is critical to attaining our strategic product and cost control objectives. We intend to continue to develop and maintain competitive products and enhance our current products by adding innovative features that differentiate our products from those of our competitors. We expect that our research and development expenses in 2007, excluding the impact of stock-based compensation expense, will decline as a percentage of revenues and will approximate 18% of net revenues for the three months ending December 31, 2007.
SALES AND MARKETING
     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of our products, as well as related trade show, promotional and public relations expenses and allocated overhead. Our sales force and marketing efforts are used to develop brand awareness, drive demand for system solutions and support our indirect channels.
     Sales and marketing expenses increased to $17.3 million in the three months ended March 31, 2007 from $11.0 million in the comparable period of the prior year. The increased costs primarily related to personnel related expenses, which include salaries, commissions, bonuses, employee benefits and stock-based compensation. Personal related expenses increased $4.1 million in the three months ended March 31, 2007 due primarily to an increase in headcount and increased sales commissions of $1.3 million. This reflects a 50% increase in sales and marketing headcount from 125 at March 31, 2006 to 187 at March 31, 2007. The increase also reflected increased travel and entertainment costs of $1.0 million resulting from increased headcount and sales and marketing activities, as well as increased marketing communication program costs of $376,000. Additionally, in the three months ended March 31, 2007, amortization expense of $317,000 related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense. Sales and marketing expenses represented 50% of net revenues for the three months ended March 31, 2007 compared to 34% for the comparable period in the prior year.
     We intend to continue to invest in appropriate sales and marketing campaigns and therefore expect sales and marketing expenses in absolute dollars to increase in the future after an expected decrease in the three months ending June 30, 2007. We expect that sales and marketing expenses in 2007, excluding the impact of stock-based compensation expense, will approximate 32% of net revenues for the three months ending December 31, 2007.

GENERAL AND ADMINSTRATIVE
     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses.
     General and administrative expenses increased to $4.1 million in the three months ended March 31, 2007 from $2.9 million in the comparable period of the prior year. The increase was primarily due to an increase in professional fees of $1.3 million, primarily for accounting, legal and tax related matters. In addition, personnel related costs, including salaries, employee benefits and stock-based compensation, increased $428,000, due primarily to a 17% increase in headcount from 30 at March 31, 2006 to 35 at March 31, 2007, partially offset by a decrease in bad debt expense of $350,000. General and administrative expenses represented 12% of net revenues for the three months ended March 31, 2007 compared to 9% for the comparable period in the prior year.
We expect general and administrative expenses in 2007, excluding the impact of stock-based compensation expense, will approximate 6% of net revenues in the three months ending December 31, 2007.
INTEREST AND OTHER INCOME, NET
     Interest and other income, net, consists primarily of investment income from our cash, cash equivalents and investments. Interest and other income, net decreased to $0.8 million in the three months ended March 31, 2007 from $1.2 million in the comparable period of the prior year. The decrease was primarily due to lower average balances of invested funds, partially offset by increased investment yields.
INCOME TAX PROVISION (BENEFIT)
     We recorded a tax benefit of $948,000, or approximately 13% of the loss before benefit for income taxes, for the three months ended March 31, 2007. The effective income tax provision rate was approximately 16% for the three months ended March 31, 2006. Our effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, and non-tax deductible stock compensation expenses. We carefully monitor these factors and timely adjust the effective income tax rate accordingly.
     As a result of the implementation of FIN 48, we recognized a $131,000 decrease in deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, we had approximately $5,976,000 of total gross unrecognized tax benefits, all of which would favorably affect our effective tax rate, if recognized.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we have approximately $88,000 of accrued interest related to uncertain tax positions.
     We are subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2000 through 2006 remain open to examination. Our 2003 and 2004 tax returns are currently under examination by the Internal Revenue Service. We believe that adequate amounts have been accrued for potential adjustments resulting from the examination. As of March 31, 2007, we do not expect any material changes to unrecognized tax positions within the next twelve months.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet and Cash Flows
     Cash and Cash Equivalents and Investments. The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments (in thousands):

	March 31,	December 31,	Increase
	2007	2006	(Decrease)
Cash and cash equivalents	$55,888	$39,640	$16,248
Investments	28,209	36,917	(8,708)

Total	$84,097	$76,557	$7,540

     The cash and cash equivalents balance increased $16.2 million and the combined balance increased by $7.5 million from December 31, 2006 due to activities in the following areas (in thousands).

Net cash provided by operating activities	$3,704
Net cash provided by investing activities	7,345
Net cash provided by financing activities	5,199

Net change in cash and cash equivalents	$16,248

     The increase was primarily due to net cash provided by operating activities of $3.7 million and proceeds from the issuance of stock through option exercises and the ESPP totaling $4.8 million. In addition, $1.4 million was used for purchases of property and equipment. Although we recorded a net loss of $6.1 million, we generated $3.7 million in cash from operations primarily due to adjustments for non-cash items (primarily depreciation, amortization, stock-based compensation and deferred income tax charges). Our sources of cash for net working capital included a decrease of accounts receivable and increase in deferred revenue, partially offset by an increase in inventories and increases in accounts payable and accrued liabilities.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the linearity of shipments, accounts receivable collections, and excess tax benefits from stock-based compensation. Linearity is a measure of the level of shipments throughout a particular quarter.
     Accounts receivable, net. The following table summarizes our accounts receivable, net (in thousands).

	March 31,	December 31,
	2007	2006	Decrease
Accounts receivable, net	$24,004	$31,743	$(7,739)
     The decrease in net accounts receivable was due to decreased sales compared to the three months ended December 31, 2006, favorable receivables collections and improved linearity of shipments in the three months ended March 31, 2007. Days sales outstanding (DSO) as of March 31, 2007 and December 31, 2006 was 62 days and 68 days, respectively. Our DSO is primarily impacted by shipment linearity and the results of collections of accounts receivable. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.
     Deferred Revenue. The following table summarizes our deferred revenue, net (in thousands).

	March 31,	December 31,	Increase
	2007	2006
Current deferred revenue	$26,102	$23,931	$2,171
Long-term deferred revenue	5,575	5,173	402

Total	$31,677	$29,104	$2,573

     The increase in deferred service revenue reflects the impact of the increase in the number of units under maintenance contract and renewals, partially offset by the ongoing amortization of deferred maintenance revenue.
Contractual Obligations
     We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Additionally, we have purchase obligations reflecting open purchase order commitments, including $800,000 of third party licensing contract commitments.
The following chart details our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period

		Remainder	1 - 3	3 - 5
	Total	of 2007	Years	Years	Thereafter
Contractual Obligations
Cash obligations not reflected in Consolidated Balance Sheet:
Operating lease obligations	$24,159	$2,202	$7,121	$6,392	$8,444
Purchase obligations	10,959	10,159	400	400	—
Total	$35,118	$12,361	$7,521	$6,792	$8,444

Liquidity and Capital Resource Requirements
     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $84.1 million at March 31, 2007 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
RECENT ACCOUNTING PRONOUNCEMENTS
     The impact of recent accounting pronouncements is discussed in Note 10 to the Condensed Consolidated Financial Statements.
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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments
     At March 31, 2007, our investment portfolio included fixed-income securities with a fair value of approximately $70.2 million, having an average duration of 0.13 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at March 31, 2007, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $40,000. While an increase in interest rates reduces the fair value of the investment portfolio, we would not realize the losses in the consolidated income statements unless the individual fixed-income securities are sold prior to recovery or the loss was determined to be other-than-temporarily impaired.
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

ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	We reported the following material weaknesses as of December 31, 2006 in our Annual Report on Form 10-K: we did not maintain effective control over financial reporting related to our (1) accounting for income taxes and (2) rebate reserves. Specifically, (i) we did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) we did not maintain effective controls over the review of the rebate reserves as the review was not appropriately designed, nor was the review conducted in sufficient detail. In order to remediate these material weaknesses, we are implementing revised policies and procedures pertaining to income taxes payable and rebate accruals and increasing the size and training of our financial staff. We believe that these corrective steps will sufficiently remediate the material weaknesses described above. Aside from the ongoing implementation of these measures, there was no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 7, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed, other than the following:
•	The Risk Factor entitled “OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE” has been updated to identify additional factors that could cause our quarterly results to fluctuate and to provide additional examples of such factors;

•	The Risk Factor entitled “WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES” has been updated to reference the potential impact upon our business of additional companies entering the market for acceleration products;

•	The Risk Factor entitled “THE VARIABILITY OF OUR SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS” has been updated to add additional factors which may impact the length of our sales cycle.
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
OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE
     We believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance, and that the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year. We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:
•	the timing and size of orders and shipments of our products;

•	the timing and success of new product and upgrade introductions;

•	the mix of products we sell;

•	the mix and effectiveness of the channels through which those products are sold;

•	the geographical mix of the markets in which our products are sold;

•	the average selling prices of our products;

•	the amount and timing of our operating expenses;

•	the impact of changes in effective tax rates;

•	write-offs for impairment of intangible assets; and

•	the impact of acquisitions.
     Our revenues for a particular quarter are difficult to predict. Our revenues may grow at a slower rate than in past periods, or may decline. In the past, revenue fluctuations resulted primarily from variations in the timing, volume and mix of products sold and variations in channels through which products were sold. For example, for the three months ended March 31, 2007, we believe that our revenues were adversely impacted by an increasingly competitive marketplace and delayed completion of several product enhancements to our acceleration products which resulted in longer product evaluation and proof of concept trials required by some of our prospective customers. In addition, for the three months ended September 30, 2005 we deferred recognition of revenue on approximately $3.6 million in product sales due to channel inventory levels, which contributed to our revenues being below analyst expectations. Additionally, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts’ forecasts for the quarter.
     Our operating expenses may fluctuate between quarters due to the timing of spending and contribute to the variability in our quarterly results. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. In addition, because we plan our operating expense levels based primarily on forecasted revenue levels, these expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue, such as we experienced in the three months ended March 31, 2007, could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Tax rates can vary significantly based upon the geographical mix of the markets in which our products are sold and may also cause our operating results to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed information on our operating results.
WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES
     We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with general switch/route vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. We also compete with more specialized vendors such as Riverbed Technology, which we compete with in the wide area file systems market segment. We also compete with security vendors and several small private companies that utilize competing technologies to provide bandwidth management, compression and acceleration. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. Additionally, as more companies enter the acceleration technology market, there could be increased marketplace confusion regarding the differentiation of our products. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Also, merger and acquisition activity by other companies can and has created new perceived competitors. Additionally, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Delivery solutions.
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
     We have experienced delays related to these factors in the past, including a delay in the integration of certain acceleration technologies. If we are unable to effectively perform with respect to the foregoing, or if we experience delays in product development, we could experience a loss of customers and market share.
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

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales outside of the Americas accounted for 53% and 52% of net revenues for the three months ended March 31, 2007 and 2006, respectively and 53% of net revenues for the year ended December 31, 2006. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In the three months ended March 31, 2007, sales to two indirect channel customers, Alternative Technology, Inc. and Westcon, Inc., accounted for 26% and 17% of net revenues, respectively. In the three months ended March 31, 2006, sales to three customers, Alternative Technology, Inc., Westcon, Inc., and Macnica Inc. accounted for 22%, 14% and 11% of net revenues, respectively. These customers are indirect channel partners, who in turn sell to a large number of value-added resellers, system integrators and other resellers. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
THE VARIABILITY OF OUR SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS
     The timing of our revenues is difficult to predict because of the variability of our sales cycle. We rely primarily upon an indirect sales channel. The length of our sales cycle for sales through our indirect channel partners to our end users may vary substantially depending upon the size of the order and the distribution channel through which our products are sold. The length of our sales cycle may also vary due to product evaluations and proof of concept trials, delayed completion of enhancements to our products or increased competition in the market for our products.
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
THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS
     On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. We were granted injunctive relief in our action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration, but retained jurisdiction to enforce its injunctive order. In October 2006, Valencia amended its arbitration demand to include causes of action for copyright infringement, violation of the Digital Millennium Copyright Act, or DMCA, trade secret misappropriation and unfair competition. Valencia’s motion for a preliminary injunction was denied by the arbitrator. In addition, the arbitrator has dismissed Valencia’s copyright and DMCA causes of action. We believe Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that we will prevail. The costs and disruptions associated with the litigation with Valencia could have a material adverse effect on our business, financial condition and results of operations. Because Valencia is the sole provider of software development and maintenance services for our ReportCenter products, any disruption in our access to the development and maintenance services provided by Valencia could have a material adverse affect on us. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report and Note 7 of the Notes to the accompanying Condensed Consolidated Financial Statements.
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
     For the year ended December 31, 2006, management’s assessment, and our independent registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2006 was not effective due to material weaknesses related to our (i) accounting for income taxes and (ii) rebate reserves. Specifically, (i) we did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) we did not maintain effective controls over the review of the rebate reserves as the review performed was not appropriately designed, nor was the review conducted in sufficient detail. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future years we may discover additional areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting as of December 31, 2007 or beyond, or our independent auditors may be unable to provide an unqualified attestation report on our assessment. If this occurs, investor confidence and our stock price could be adversely affected.
CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income for the three months ended March 31, 2007 and 2006, and may affect our stock price.

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
OUR INABILITY TO ATTRACT, INTEGRATE AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS
     Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, successfully integrate, retain and motivate high caliber key personnel. Competition for qualified personnel and management in the networking industry, including engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. With the exception of our CEO and CFO, we do not have employment contracts with any of our personnel. Our business will suffer if we encounter delays in hiring additional personnel as needed. In addition, if we are unable to successfully integrate new key personnel into our business operations in an efficient and effective manner, the attention of our management may be diverted from growing our business or we may be unable to retain such personnel. In February 2007, we hired a new Vice President, Marketing. In April 2007, our Vice President, Worldwide Sales resigned and we are currently searching for a replacement.
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
CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS
     We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether or not valid, could require us to spend significant sums and amount of time in litigation and customer relations, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We have from time to time in the past received notices from third parties with respect to patent related matters and expect that we will continue to receive such notices in the future. In addition, we expect that we will increasingly be subject to infringement claims as the number of products and competitors in the WAN Application Delivery systems market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of March 31, 2007, we have 37 issued U.S. patents and 74 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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

ITEM 6. EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

Exhibit 10.35(1)*	Form of Change in Control Agreement dated March 26, 2007 entered into between each executive officer (other than Dave Côté and David Yntema) and Packeteer, Inc.

Exhibit 10.36(1)*	Severance and Change in Control Agreement dated March 26, 2007 between Dave Côté and Packeteer, Inc.

Exhibit 10.37(1)*	Severance and Change in Control Agreement dated March 26, 2007 between David Yntema and Packeteer, Inc.

*	Management contract, or compensatory plan or arrangement.

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 27th day of April, 2007.

PACKETEER, INC.
By:	/s/ DAVE CÔTÉ
Dave Côté
President and Chief Executive Officer

By:	/s/ DAVID YNTEMA
David Yntema
Chief Financial Officer and Secretary

Exhibit Index

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification — CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification — CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification — CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification — CFO

Exhibit 10.35(1)*	Form of Change in Control Agreement dated March 26, 2007 entered into between each executive officer (other than Dave Côté and David Yntema) and Packeteer, Inc.

Exhibit 10.36(1)*	Severance and Change in Control Agreement dated March 26, 2007 between Dave Côté and Packeteer, Inc.

Exhibit 10.37(1)*	Severance and Change in Control Agreement dated March 26, 2007 between David Yntema and Packeteer, Inc.

*	Management contract, or compensatory plan or arrangement.

(1)	Filed herewith.