Form 10-Q
period 2007-06-30
PACKETEER INC
filed 2007-07-27
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
Registrant’s telephone number, including area code: (408) 873-4400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was 35, 995,847 at July 25, 2007.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$50,519	$39,640
Short-term investments	28,583	25,681
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,573 and $3,010, as of June 30, 2007 and December 31, 2006, respectively	24,102	31,743
Other receivables	284	216
Inventories	9,206	3,957
Prepaids and other current assets	7,866	3,249

Total current assets	120,560	104,486
Non-current assets:
Property and equipment, net	4,159	3,968
Long-term investments	2,248	11,236
Goodwill	66,506	58,656
Purchased intangible assets, net	9,142	11,045
Other non-current assets	19,639	27,577

Total assets	$222,254	$216,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,501	$3,014
Accrued compensation	7,532	9,567
Other accrued liabilities	8,566	8,431
Income taxes payable	8,400	7,164
Deferred revenue	29,858	23,931

Total current liabilities	57,857	52,107
Non-current liabilities:
Deferred revenue, less current portion	5,282	5,173
Deferred rent and other	501	179

Total liabilities	63,640	57,459
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 35,976 and 35,400 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	223,995	212,961
Accumulated other comprehensive loss	(27)	(18)
Accumulated deficit	(65,390)	(53,470)

Total stockholders’ equity	158,614	159,509

Total liabilities and stockholders’ equity	$222,254	$216,968

See accompanying notes to condensed consolidated financial statements

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	$20,829	$25,799	$44,670	$50,493
Service revenues	11,613	8,370	22,500	15,961

Total net revenues	32,442	34,169	67,170	66,454
Cost of revenues (1):
Product costs	5,995	5,662	13,730	10,767
Service costs	3,291	2,441	6,861	4,762
Amortization of purchased intangible assets	635	486	1,270	880

Total cost of revenues	9,921	8,589	21,861	16,409

Gross profit	22,521	25,580	45,309	50,045

Operating expenses (1):
Research and development	9,563	7,274	18,790	13,730
Sales and marketing, includes amortization of purchased intangible assets of $316 and $633 for the three and six months ended June 30, 2007, respectively, and $158 for the three and six months ended June 30, 2006	16,695	13,736	34,043	24,690
General and administrative	4,392	3,156	8,472	6,078
In- process research and development	—	1,800	—	1,800

Total operating expenses	30,650	25,966	61,305	46,298

Income (loss) from operations	(8,129)	(386)	(15,996)	3,747
Other income, net	865	1,046	1,697	2,287

Income (loss) before provision for (benefit from) income taxes	(7,264)	660	(14,299)	6,034
Provision for (benefit from) income taxes	(1,636)	1,465	(2,584)	2,325

Net income (loss)	$(5,628)	$(805)	$(11,715)	$3,709

Basic net income (loss) per share	$(0.16)	$(0.02)	$(0.33)	$0.11

Diluted net income (loss) per share	$(0.16)	$(0.02)	$(0.33)	$0.10

Shares used in computing basic net income (loss) per share	35,967	34,701	35,854	34,559

Shares used in computing diluted net income (loss) per share	35,967	34,701	35,854	35,566

(1)	Stock-based compensation included in the costs and expense line items:

Product costs	$93	$88	204	$184
Service costs	180	159	394	328
Research and development	917	929	2,036	1,746
Sales and marketing	1,018	1,130	2,060	2,189
General and administrative	723	649	1,503	1,344
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(11,715)	$3,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,742	1,143
Amortization of purchased intangible assets	1,903	1,039
Net reversal of allowance for doubtful accounts	(329)	—
Write-down of inventory	315	—
Stock-based compensation related to Mentat acquisition	44	198
Compensation related to stock-based awards	6,153	5,593
Excess tax benefit from stock-based compensation plans	(472)	—
Deferred income taxes	(3,977)	(212)
In-process research and development	—	1,800
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	7,970	(1,683)
Other receivables	(68)	(1)
Inventories	(5,564)	1,402
Prepaids and other current assets	(541)	71
Accounts payable	487	565
Accrued compensation	(2,035)	492
Other accrued liabilities	135	(1,364)
Income taxes payable	1,163	1,961
Deferred revenue	6,036	3,750
Other	180	(40)

Net cash provided by operating activities	1,427	18,423

Cash flows from investing activities:
Purchases of property and equipment, net	(1,934)	(1,908)
Purchases of investments	(28,159)	(40,545)
Proceeds from sales and maturities of investments	34,236	84,246
Acquisition, net of cash acquired	—	(66,931)
Funds deposited into escrow in connection with acquisition	—	(7,850)

Net cash provided by (used in) investing activities	4,143	(32,988)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	3,332	2,946
Sale of stock to employees under the ESPP	1,505	1,289
Excess tax benefit from stock-based compensation plans	472	—

Net cash provided by financing activities	5,309	4,235

Net increase (decrease) in cash and cash equivalents	10,879	(10,330)
Cash and cash equivalents at beginning of period	39,640	36,221

Cash and cash equivalents at end of period	$50,519	$25,891

Non-cash investing financing activity:
Funds related to acquisition released from escrow and allocated to purchase price	$7,850	$—

Supplemental disclosures of cash flow information:
Net cash paid (received) during period for income taxes	$(11)	$53
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Packeteer, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of Packeteer, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company,” “Packeteer,” “we” and “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of interim periods presented, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.
     The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2007.
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
     Tacit became a wholly owned subsidiary of the Company in a transaction accounted for using the purchase method. The Company acquired 100% of the outstanding shares of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, the Company assumed all of the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of the Company’s common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow fund was released in June 2007, at which time the final purchase price was adjusted and goodwill was increased by that amount.
     As a result of the acquisition of Tacit, in-process research and development expense, (“IPR&D”), of $1.8 million was recognized on the acquisition date. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology networking product industry and was expensed upon acquisition as it was determined that the underlying projects had not yet reached technological feasibility and had no alternative future use at that date.
     The results of operations of Tacit are included in the Company’s Consolidated Statements of Operations beginning May 16, 2006, the closing date of the acquisition.
Pro forma financial information
     The unaudited financial information in the table below summarizes the combined results of operations of Packeteer and Tacit, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning the period presented. The pro forma financial information for 2006 also includes incremental stock-based compensation expense due to the assumption of Tacit stock options, investment banking fees, and other acquisition related costs, recorded in Tacit’s historical results of operations during May 2006. The pro forma financial information for the periods presented also includes amortization charges from acquired intangibles, adjustments to interest income, and related tax effects.

     The unaudited pro forma financial information for the three months ended June 30, 2006 combines the historical results for Packeteer for the three months ended June 30, 2006, which include the results of Tacit subsequent to May 16, 2006 (the closing date of the acquisition), and the historical results for Tacit for the period from April 1, 2006 to May 16, 2006. The unaudited pro forma financial information for the six months ended June 30, 2006 combines the historical results for Packeteer for the six months ended June 30, 2006, which include the results of Tacit subsequent to May 16, 2006, and the historical results for Tacit for the period from January 1, 2006 to May 16, 2006. The following table summarizes the pro forma financial information, unaudited, (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Total net revenues	$35,140	$69,691
Net loss	(2,761)	(4,311)
Net loss per share:
Basic	$(0.08)	$(0.12)
Diluted	$(0.08)	$(0.12)
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
     The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in other current assets. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. At June 30, 2007, $3.0 million of revenues, and $0.5 million of associated cost of revenues, were deferred under this policy and none were deferred as of December 31, 2006.
     The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it has sufficient vendor specific objective evidence, (or VSOE), of fair value to allocate revenue to the maintenance component of its transactions and to training. VSOE is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.
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
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Completed products	$8,854	$3,785
Raw materials and components	352	172

	$9,206	$3,957

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $57.0 million and $9.5 million was recorded in connection with the acquisition of Tacit and Mentat, Inc. (which the Company acquired in December 2004), respectively. In the three months ended June 30, 2007, the purchase price of Tacit was adjusted to include $7.85 million of escrow funds that were released upon expiration of the escrow period and the additional purchase price was allocated to goodwill.
     Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit and Mentat and are amortized using the straight-line method over the estimated useful lives of the assets.
     The following table provides additional details on goodwill and acquired intangible assets, net (in thousands):

	As of			As of
	December 31,			June 30,
	2006	Adjustment	Amortization	2007
Goodwill	$58,656	$7,850	$—	$66,506
Other intangibles:
Developed technology	5,828	—	(1,098)	4,730
Customer contracts and relationships	4,637	—	(663)	3,974
Trade name	580	—	(142)	438

	$69,701	$7,850	$(1,903)	$75,648

     The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2007
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(3,900)	$4,730
Customer contracts and relationships	3-6 yrs	6,100	(2,126)	3,974
Trade name	3 yrs	850	(412)	438

		$15,580	$(6,438)	$9,142

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(2,802)	$5,828
Customer contracts and relationships	3-6 yrs	6,100	(1,463)	4,637
Trade name	3 yrs	850	(270)	580

		$15,580	$(4,535)	$11,045

     Included in cost of revenues was amortization expense of $635,000 and $486,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. Included in sales and marketing expense was amortization expense of $316,000 and $158,000 for the three months ended June 30, 2007 and 2006, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively.
     Based on the purchased intangible assets balance as of June 30, 2007, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2007	$1,900
2008	3,738
2009	2,841
2010	663

$9,142

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
     A special committee of the board of directors has authorized the Company’s management to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 22, 2007, the District Court signed an Order terminating the settlement. The Company does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows. No amount has been accrued as of June 30, 2007 as the Company believes a loss is neither probable nor estimable.

     On June 22, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. The Company was granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration, but retained jurisdiction to enforce its injunctive order. In October 2006, Valencia amended its arbitration demand to include causes of action for copyright infringement, violation of the Digital Millennium Copyright Act, or DMCA, trade secret misappropriation and unfair competition. Valencia’s motion for a preliminary injunction was denied by the arbitrator. In addition, the arbitrator has dismissed Valencia’s copyright and DMCA causes of action. The arbitration is scheduled to begin October 29, 2007. The Company believes Valencia’s claims to be without merit and intends to defend this matter vigorously. However, this matter is in the early stages and the Company cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail. No amount has been accrued as of June 30, 2007, as the Company believes a loss is neither probable nor estimable.
     In addition, the Company is subject to examination of its income tax returns by the Internal Revenue Service (or IRS) and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for its 2004 and 2003 tax returns. The Company received an Examination Report form the IRS dated June 27, 2007 claiming that the Company owes additional income taxes, plus penalties, for the 2003 and 2004 tax years. The incremental tax liability asserted by the IRS is approximately $122 million, plus penalties of $49 million. The adjustments primarily relate to transfer pricing matters between Packeteer and a foreign subsidiary. The Company believes the IRS’ adjustments are both inconsistent with applicable tax laws and existing Treasury regulations as well as not supported by the facts. The Company intends to file a timely protest. No payments, if any, will be made related to the proposed adjustments until the issue is resolved with either IRS Appeals or the Tax Court. Any additional tax liabilities in excess of the provision for this matter would be reported as an expense in the period that it is determined that such an adjustment is appropriate under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believe such estimates to be reasonable. It is reasonably possible that the outcome of this matter could result in a significantly higher or lower liability in the next twelve months. At this point, the Company is unable to estimate the range of reasonably possible changes.
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
     The following provides a reconciliation of the changes in Packeteer’s warranty reserve, which is included in other accrued liabilities, from December 31, 2006 to June 30, 2007 (in thousands):

Accrued warranty obligations at December 31, 2006	$488
Provision for current period sales	155
Warranty costs incurred	(218)

Accrued warranty obligations at June 30, 2007	$425

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
     A limited number of indirect channel partners have accounted for a large part of the Company’s revenues to date and the Company expects that this trend will continue. The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Alternative Technology, Inc	31%	25%	29%	23%
Westcon, Inc	16%	22%	16%	18%
Macnica, Inc.	<10%	<10%	<10%	10%
     At June 30, 2007, Alternative Technologies, Inc., and Westcon, Inc. accounted for 28% and 14% of gross accounts receivable, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively.
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
9. INCOME TAXES
     The Company recorded a tax benefit of $1.6 million, or 23% of the loss before benefit from income taxes, for the three months ended June 30, 2007 and a tax benefit of $2.6 million, or 18% for the six months ended June 30, 2007. The effective tax rate was 222% for the three months ended June 30, 2006 and 39% for the six months ended June 30, 2006. The higher effective tax rate for 2006 compared to 2007 is primarily attributable to a $1.7 million increase in income tax reserves relating to transfer pricing exposure and the impact of $1.8 million of non-deductible IPR&D in the three and six months ended June 30, 2006. Absent the 2006 increase in reserves and the impact of IPR&D, the effective tax rate for the six months ended June 20, 2006 would have been approximately 11%. The change in effective tax rate for 2007 compared to 2006, absent these items, is primarily attributable to changes in the geographic composition of the Company’s pre-tax income. The Company’s effective income tax rate depends on various factors, such as tax legislation, the geographic composition of the Company’s pre-tax income, and non-tax deductible stock compensation expenses. The Company carefully monitors these factors and timely adjusts the effective income tax rate accordingly.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a $131,000 decrease to deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $6.9 million of gross unrecognized tax benefits, all of which would favorably affect its effective tax rate, if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes expense. As of January 1, 2007 and June 30, 2007, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million.
     The Company considers the US and the Netherlands, as well as the US states of California and New Jersey, to be major taxing jurisdictions. For all major taxing jurisdictions, the tax years 2000 through 2006 remain open to examination. The Company’s 2003 and 2004 tax returns are currently under examination by the IRS. See Note 6 for information regarding an IRS proposed adjustment related to these tax returns. As of June 30, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

10. STOCKHOLDERS/ EQUITY
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
          Stock Options
     Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the fair value on the date of grant. The options generally become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or earlier if terminated by the Board of Directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock Options:
Expected life (years)	n/a	4.59	4.58	4.62
Expected volatility	n/a	62%	58%	62%
Risk-free interest rate	n/a	4.99%	4.78%	4.90%
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s stock-based compensation plan during the six months ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2006	7,149	$12.02
Granted	631	12.88
Exercised	(400)	8.34
Canceled/ forfeited/expired	(565)	13.02

Options outstanding at June 30, 2007	6,815	12.23	6.73	$3,324
Options vested and expected to vest at June 30, 2007	5,910	12.36	6.44	$3,274
Options exercisable at June 30, 2007	4,149	12.57	5.55	$3,160
     No options were granted in the three months ended June 30, 2007. The weighted average grant date fair value of options granted during the three months ended June 30, 2006 was $6.57. The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $6.63 and $5.87, respectively. The weighted average fair value of options assumed in the three and six months ended June 30, 2006 in connection with the acquisition of Tacit was $12.46. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.1 million and $1.7 million, respectively, and during the six months ended June 30, 2007 and 2006 was $1.9 million and $2.6 million, respectively. The total fair value of options that vested during the three months ended June 30, 2007 and 2006 was $4.5 million and $4.0 million, respectively, and during the six months ended June 30, 2007 and 2006 was $12.2 million and $9.2 million, respectively. Cash received from stock option exercises was $84,000 and $737,000 during the three months ended June 30, 2007 and 2006, respectively, and $3.3 million and $2.9 million during the six months ended June 30, 2007 and 2006, respectively.

     The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007 (in thousands, except years and per-share amounts):

Range of
Exercise Prices	Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$0.09–6.10	921	4.48	$4.30	892	$4.37
6.13–9.31	719	6.75	8.27	456	8.04
9.41–9.51	848	8.33	9.51	267	9.51
9.54–12.03	1,061	7.48	11.54	488	11.46
12.05–12.94	855	8.90	12.67	203	12.34
12.99–14.00	938	7.25	13.80	542	13.83
14.01–18.10	865	4.68	15.98	761	16.10
18.49–48.06	608	5.61	25.52	540	26.30

Total	6,815	6.73	$12.23	4,149	$12.57

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
     Nonvested restricted stock units as of June 30, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Units	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2006	—	—
Granted	368	$12.43
Vested	—	—
Forfeited	(18)	12.05

Nonvested at June 30, 2007	350	12.45

          Performance Shares
     On January 24, 2007, the Compensation Committee of the Board of Directors approved new awards of 180,000 performance-based stock units (performance shares) for the Company’s executive officers. These awards will convert into shares of the Company’s common stock upon vesting at the end of a three year period only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified target levels of the Company’s revenue growth and operating income margins over the three year period and also that the officer remain an employee of the Company through the vesting date. Up to 250% of the performance shares can vest if the Company’s performance achievement exceeds the performance targets. No performance shares will vest if the performance fails to meet minimum performance levels. Each vested performance share will convert into one share of the Company’s common stock on the vesting date. The fair value of the performance shares was estimated at June 30, 2007 using the fair value of the Company’s common stock on the date of the grant and a probability assessment that assumes that performance goals will be achieved at the target level. The fair value amortization is adjusted periodically for any changes to the Company’s probability assessment of the number of performance shares expected to vest as a result of the Company’s percentage achievement of the performance targets.
     Nonvested performance shares at the targeted vesting amount as of June 30, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2006	—
Granted	180	$12.78
Vested	—
Forfeited	(25)	12.78

Nonvested at June 30, 2007	155	12.78

Maximum potential vested shares at June 30, 2007	388	12.78

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
ESPP Grants:
Expected life (years)	n/a	n/a	0.95	0.50
Expected volatility	n/a	n/a	47%	81%
Risk-free interest rate	n/a	n/a	5.10%	4.60%
     The weighted-average fair value of the purchase rights granted under the ESPP during the six months ended June 30, 2007 and 2006 was $4.57 and $4.87 per share, respectively. During the six months ended June 30, 2007 and 2006, approximately 197,000 and 157,000 shares were issued under the ESPP, respectively. No purchase rights were granted or shares issued under the ESPP plan during the three months ended June 20, 2007 or 2006.
          Restricted Stock Issued in Acquisition
     In connection with the acquisition of Mentat, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. Under the terms of the related shareholder agreements, the shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. During 2005, approximately 10,000 of these restricted shares were repurchased by the Company due to terminations, according to the terms of the shareholder agreements. No shares vested in the three or six months ended June 30, 2007 and 2006. At June 30, 2007, there were approximately 18,000 restricted shares outstanding.
          STOCK- BASED COMPENSATION
     Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for each of the three months ended June 30, 2007 and 2006 related to stock-based awards was $2.9 million. The Company recognized an income tax benefit related to stock-based compensation during the three months ended June 30, 2007 and 2006 of $0.8 million and $0.2 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. The stock-based compensation expense for the three months ended June 30, 2007 and 2006 included $0.4 million and none, respectively, related to restricted stock units. In addition, the stock-based compensation expense for the three months ended June 30, 2007 and 2006 included $22,000 and $96,000, respectively, related to restricted stock issued in connection with the Mentat acquisition.
     Stock-based compensation expense for the six months ended June 30, 2007 and 2006 related to stock-based awards was $6.2 million and $5.6 million, respectively. The Company recognized an income tax benefit related to stock-based compensation during the six months ended June 30, 2007 and 2006 of $1.7 million and $0.4 million, respectively. The stock-based compensation expense for the six months ended June 30, 2007 and 2006 included $0.6 million and none, respectively, related to restricted stock units. In addition, the stock-based compensation expense for the six months ended June 30, 2007 and 2006 included $44,000 and $198,000 related to restricted stock issued in connection with the Mentat acquisition.
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
     At June 30, 2007, the Company had unrecognized compensation expense, net of estimated forfeitures, which will be recognized under the remaining vesting period as follows (in thousands, except year amounts):

	Unrecognized	Remaining
	Stock-Based	Recognition
Stock -Based Award	Expense	Period (Years)
Stock Options	$7,451	1.31
Restricted stock units	1,921	2.11
Performance shares	1,334	2.50
ESPP	766	0.46
Restricted stock issued in acquisition	45	0.50

Total	$11,517	1.52

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
     For purposes of computing diluted net income per share, weighted average common share equivalents do not include stock based awards with an exercise price that exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. As a result, stock based awards to purchase shares of common stock that were excluded from the computation were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Shares issuable under stock options	4,780	5,084	4,235	5,030
     In addition, approximately 582,000, 831,000, and 1,005,000 common share equivalents, as computed using the treasury stock method, related primarily to stock based awards were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2007 and the three months ended June 30, 2006, respectively, as the impact of such would have been anti-dilutive due to the Company’s net loss. Approximately
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended}
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(5,628)	$(805)	$(11,715)	$3,709

Denominator:
Basic:

	Three Months Ended		Six Months Ended}
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average shares of common stock outstanding	35,985	34,767	35,874	34,625
Less: shares subject to repurchase	(18)	(66)	(17)	(66)

Basic weighted-average common shares outstanding	35,967	34,701	35,854	34,559

Diluted:
Basic weighted-average common shares outstanding	35,967	34,701	35,854	34,625
Add: potentially dilutive common shares from stock options and shares subject to repurchase	—	—	—	963
Add: potentially dilutive common shares from warrants	—	—	—	21

Diluted weighted-average common shares outstanding	35,967	34,701	35,854	35,566

Basic net income (loss) per share	$(0.16)	$(0.02)	$(0.33)	$0.11

Diluted net income (loss) per share	$(0.16)	$(0.02)	$(0.33)	$0.10

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
     Geographic information is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
Americas	$16,635	$15,495	$33,015	$30,838
Asia Pacific	6,173	8,434	14,315	17,249
Europe, Middle East, Africa	9,634	10,240	19,840	18,367

Total net revenues	$32,442	$34,169	$67,170	$66,454

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 4% of total net revenues for both of the three and six months ended June 30, 2007 and 3% of total net revenues for both the three and six months ended June 30, 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
     We are a leading provider of WAN Application Delivery systems designed to deliver a comprehensive set of visibility, Quality of Service, (or QoS), control, compression, application acceleration and branch office service capabilities to enterprise customers and service providers. For enterprise customers, our systems are designed to enable IT organizations to effectively deliver applications and performance, while providing measurable cost savings in WAN investments. For service providers, our systems are designed to provide a platform for delivering application-intelligent network services that provide application level visibility and QoS control, expanding revenue opportunities.
     Our WAN Application Delivery system consists of a family of scalable appliances that can be deployed within large data centers as well as smaller remote sites throughout a distributed enterprise. Each appliance can be configured with software modules to deliver a range of WAN Application Traffic Management capabilities. Our product family includes PacketShaper, iShaper, iShared, SkyX and Mobiliti Client products that can be deployed within large data centers, smaller branch office sites and software clients on PCs for mobile and SOHO users throughout a distributed enterprise. We deliver superior application performance and end user experience using an “intelligent overlay”, which bridges applications and IP networks, adapts to our customers’ existing infrastructure and addresses the demands created by a changing application environment in order to deliver high performance applications across all WAN and Internet links.
     Net revenues for the three months ended June 30, 2007 were $32.4 million, a decrease of $1.7 million, or 5% from the comparable period in 2006. Net revenues decreased by $2.3 million, or 7%, for the three months ended June 30, 2007 compared to the three months ended March 31, 2007. Net revenues for the six months ended June 30, 2007 were $67.2 million, an increase of $0.7 million, or 1%, from the comparable period in 2006. While revenues for the six months ended June 30, 2007 increased slightly compared to the comparable period in the prior year, results were still below expected levels. Net revenues for the three and six months ended June 30, 2007 were adversely impacted by shortfalls in expected product revenues from each of our sales regions. While revenues in the Americas increased by $1.1 million, or 7%, in the three months ended June 30, 2007 compared to the comparable period in 2006, revenues in EMEA and Asia Pacific decreased by $0.6 million, or 6%, and $2.3 million, or 27%, respectively. During the six months ended June 30, 2007, revenues in the Americas and EMEA increased by $2.2 million, or 7%, and $1.5 million, or 8%, respectively, compared to the comparable period in 2006, while revenue in Asia Pacific, decreased $2.9 million, or 17%. We believe the shortfalls in revenues were primarily the result of a changing and increasingly competitive environment. In addition, during the three months ended June 30, 2007, we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, including our new iShaper product. Revenues for the six months ended June 30, 2007 were unfavorably impacted by these factors, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007.
     In May 2006, we completed our acquisition of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, we assumed all the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of our common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow fund was released in June 2007, at which time the final purchase price was adjusted and goodwill was increased by that amount. In connection with the acquisition, we have recorded $57.0 million of goodwill, $8.4 million of other intangible assets, and $11.2 million of net tangible assets. In addition, we wrote off acquired in-process research and development, or IPR&D, of $1.8 million because the acquired technologies had not reached technological feasibility and had no alternative uses.
     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to continue to grow our business. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Delivery market, the success of our new product introductions, our ability to successfully compete in an increasingly competitive market and develop and maintain strong partnering relationships with our indirect channel partners. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products, availability of product enhancements and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results. Our future revenue and profitability may also be impacted by future acquisitions.

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
     During the six months ended June 30, 2007, we implemented the following new critical accounting policy:
     Accounting for Uncertainty in Income Taxes On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a $131,000 decrease in deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $6.9 million of gross unrecognized tax benefits, all of which would favorably affect its effective tax rate, if recognized.
     For further information about our other critical accounting policies, see the discussion of critical accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     RESULTS OF OPERATIONS
     During the three months ended June 30, 2007, net revenues were $32.4 million, gross profit was $22.5 million, or 69%, loss from operations was $8.1 million and net loss was $5.6 million. During the comparable period a year ago, net revenues were $34.2 million, gross profit was $25.6 million, or 75%, loss from operations was $386,000 and net loss was $0.8 million. Included in cost of revenues and operating expenses for the three months ended June 30, 2007 and 2006 was stock-based compensation expense of $2.9 million and $2.9 million, respectively, related to stock-related awards as determined in accordance with SFAS 123(R) and amortization of intangible assets of $1.0 million and $0.6 million, respectively. Also included in operating expenses for the three months ended June 30, 2006 was $1.8 million of IPR&D.
     During the six months ended June 30, 2007, net revenues were $67.2 million, gross profit was $45.3 million, or 67%, loss from operations was $16.0 million and net loss was $11.7 million. During the comparable period a year ago, net revenues were $66.5 million, gross profit was $50.0 million, or 75%, income from operations was $3.7 million and net income was $3.7 million. Included in cost of revenues and operating expenses for the six months ended June 30, 2007 and 2006 was stock-based compensation expense of $6.2 million and $5.8 million, respectively, related to stock-related awards as determined in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)) and amortization of intangible assets of $1.9 million and $1.0 million, respectively. Also included in operating expenses for the six months ended June 30, 2006 was $1.8 million of IPR&D.
     During the three months ended June 30, 2007, we continued to invest in our operations, with operating expenses of $30.7 million. This represents an increase of $6.4 million, or 27%, from $24.2 million reported in the comparable period of 2006, excluding $1.8 million of IPR&D. Headcount at June 30, 2007 was 456, representing an increase of 34, or 8%, compared to 422 at June 30, 2006, primarily in sales and marketing. Average headcount for the three months ended June 30, 2007 was 456, representing an increase of 25%, compared to an average headcount of 365 for the comparable period in 2006. The primary reason for the increase in average headcount was the acquisition of Tacit. During the six months ended June 30, 2007, operating expenses were $61.3 million, which represents an increase of $16.8 million, or 38%, from $44.5 million reported in the comparable period of 2006, excluding $1.8 million of IPR&D

     During the six months ended June 30, 2007, we generated $1.4 million of cash from operating activities, compared to $18.4 million generated in the comparable period a year ago. At June 30, 2007 we had cash, cash equivalents and investments of $81.4 million, accounts receivable of $24.1 million and deferred revenues of $35.1 million.
     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. The financial data for the periods indicated includes the results of Tacit subsequent to May 16, 2006. These historical operating results are not necessarily indicative of the results for any future period:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	64.2%	75.5%	66.5%	76.0%
Service revenues	35.8	24.5	33.5	24.0

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product costs	18.5	16.6	20.4	16.2
Service costs	10.1	7.1	10.2	7.2
Amortization of purchased intangible assets	2.0	1.4	1.9	1.3

Total cost of revenues	30.6	25.1	32.5	24.7

Gross margin	69.4	74.9	67.5	75.3
Operating expenses:
Research and development	29.5	21.3	28.0	20.7
Sales and marketing	51.5	40.2	50.7	37.2
General and administrative	13.5	9.2	12.6	9.1
In- process research and development	—	5.3	—	2.7

Total operating expenses	94.5	76.0	91.3	69.7

Income (loss) from operations	(25.1)	(1.1)	(23.8)	5.6
Interest and other income, net	2.7	3.0	2.5	3.5

Income (loss) before provision (benefit) for income taxes	(22.4)	1.9	(21.3)	9.1
Provision (benefit) for income taxes	(5.0)	4.3	(3.9)	3.5

Net income (loss)	(17.4)%	(2.4)%	(17.4)%	5.6%

NET REVENUES
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Delivery systems. Product revenues accounted for 64% and 76% of our net revenues in the three months ended June 30, 2007 and 2006, respectively, and 67% and 76% of our net revenues in the six months ended June 30, 2007 and 2006, respectively. Product revenues decreased to $20.8 million from $25.8 million, or 19%, during the three months ended June 30, 2007 compared to the comparable period in 2006, and to $44.7 million from $50.5 million, or 12%, during the six months ended June 30, 2007 compared to the comparable period in 2006. As discussed in the overview, we believe the shortfalls in revenues were primarily the result of a changing and increasingly competitive environment. In addition, during the three months ended June 30, 2007, we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, included our new iShaper product. Revenues for the six months ended June 30, 2007 were unfavorably impacted by these factors, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007. Additionally, to a lesser extent, by a change in product mix which resulted in a lower weighted average selling price for the three and six months ended June 30, 2007 relative to the comparable periods in 2006.
     Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold. Service revenues accounted for 36% and 24% of net revenues in the three months ended June 30, 2007 and 2006, respectively, and 34% and 24% of net revenues in the six months ended June 30, 2007 and 2006, respectively. Service revenues increased to $11.6 million and $22.5 million in the three and six months ended June 30, 2007, respectively, from $8.4 million and $16.0 million in the three and six months ended June 30, 2006, respectively. The increase was due primarily to an increase in the number of units under maintenance contracts.

     Net sales by region were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Americas*	$16.6	51	$15.6	45	$33.0	49	$30.8	46
Asia Pacific	6.2	19	8.4	25	14.3	21	17.2	26
Europe, the Middle East and Africa (EMEA)	9.6	30	10.2	30	19.8	30	18.5	28

Total	$32.4	100	$34.2	100	$67.2	100	$66.5	100

*	Primarily the United States.
     Although our geographic distribution may fluctuate from quarter to quarter, we expect our geographic distribution of net revenues for 2007 will be approximately the same as we experienced in 2006.
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
     The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Alternative Technology, Inc	31%	25%	29%	23%
Westcon, Inc	16%	22%	16%	18%
Macnica, Inc.	<10%	<10%	<10%	10%
     At June 30, 2007, Alternative Technologies, Inc., and Westcon, Inc. accounted for 28% and 14% of gross accounts receivable, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively.
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
     Cost of revenues was $9.9 million for the three months ended June 30, 2007, an increase of $1.3 million, or 16%, from $8.6 million for the three months ended June 30, 2006. Excluding the amortization of intangibles, the cost of revenues represented 29% of total net revenues for the three months ended June 30, 2007, compared to 24% in the comparable period of 2006. Cost of revenues was $21.9 million for the six months ended June 30, 2007, an increase of $5.4 million, or 33%, from $16.4 million for the six months ended June 30, 2006. Excluding the amortization of intangibles, the cost of revenues represented 31% of total net revenues for the six months ended June 30, 2007, compared to 23% in the comparable period of 2006.
     Product costs increased $0.3 million, or 6%, to $6.0 million in the three months ended June 30, 2007 from $5.7 million in the three months ended June 30, 2006. The increase was primarily related to an increase in other product costs of $1.0 million, which included increases of $0.4 million in expensed production materials and $0.4 million in fulfillment costs. These increases were partially offset by a $0.9 million decrease in manufacturing costs, which was due to a decrease in weighted average unit cost related to a change in product mix.

     Product costs increased $3.0 million, or 28%, to $13.7 million in the six months ended June 30, 2007 from $10.8 million in the six months ended June 30, 2006. The increase was primarily related to an increase in overhead costs of $0.7 million, which included $0.4 million of increased personnel related cost due to increased headcount, and other product costs of $2.0 million, which included increased expensed manufacturing materials of $0.8 million, fulfillment costs of $0.6 million and freight charges of $0.5 million. In addition, manufacturing costs increased $0.3 million from the comparable period in 2006 primarily due to an increase in the number of units shipped, partially offset by a decrease in weighted average unit cost, which was primarily due to a change in product mix .
     Service costs increased $0.9 million, or 35%, to $3.3 million for the three months ended June 30, 2007 from $2.4 million for the three months ended June 30, 2006. The increase includes an increase of $0.4 million in personnel costs due to increased headcount and $0.2 million in expensed support materials.
     Service costs increased $2.1 million, or 44%, to $6.9 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006. The increase includes an increase of $0.9 million in personnel costs due to increased headcount, $0.2 million in shipping costs and $0.4 million in expensed support materials.
     In connection with the May 2006 acquisition of Tacit, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. In the three and six months ended June 30, 2007, amortization expense of $0.3 million and $0.6 million related to these intangibles was included in cost of revenues, and in both the three and six months ended June 30, 2006, $0.1 million of amortization expense was recorded related to these intangible assets. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets that are being amortized over their estimated useful lives of one to six years. Included in cost of revenues was $0.3 million and $0.7 million of amortization expenses related to these intangibles for the three and six months ended June 30, 2007 and 2006, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.
OPERATING EXPENSES(1)

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance	Variance			Variance	Variance
	2007	2006	in Dollars	in Percent	2007	2006	in Dollars	in Percent
Research and development	$9,563	$7,274	$2,289	31%	$18,790	$13,730	$5,060	37%
Sales and marketing	16,695	13,736	2,959	22%	34,043	24,690	9,353	38%
General and administrative	4,392	3,156	1,236	39%	8,472	6,078	2,394	39%

Total	$30,650	$24,166	$6,484	26%	$61,305	$44,498	$16,807	38%

(1)	Excludes IPR&D.
          RESEARCH AND DEVELOPMENT
     Research and development expenses consist primarily of salaries and related personnel expenses, allocated overhead, consultant fees and prototype expenses related to the design, development, testing and enhancement of our products and software. To date, all research and development costs have been expensed as incurred. We have historically focused our research and development efforts on developing and enhancing our WAN Application Delivery solutions.
     Research and development expenses of $9.6 million for the three months ended June 30, 2007 increased from $7.3 million for the comparable period of 2006. The increased costs were primarily due to increased personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, of $1.3 million related to a 23% increase in average headcount from 125 for the three months ended June 30, 2006 compared to 154 for the three months ended June 30, 2007. The primary reason for the increase in average headcount was due to the May 2006 acquisition of Tacit. Partially offsetting this increase was a decrease in bonuses of $0.5 million in the three months ended June 30, 2007 compared to the comparable period in the prior year. In addition, allocated corporate services and facilities costs increased $0.3 million due to increased average headcount, prototype and expensed beta test units related to product development increased $0.5 million, and patent legal fees increased $0.2 million from the comparable period in 2006. Research and development expenses represented 30% of net revenues for the three months ended June 30, 2007 compared to 21% for the comparable period in 2006.
     Research and development expenses of $18.8 million for the six months ended June 30, 2007 increased from $13.7 million for the comparable period of 2006. The increased costs were primarily due to increased personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, of $3.0 million related to increased average headcount which was partially offset by a decrease in bonuses of $0.5 million. In addition, allocated corporate services and facilities costs increased $0.5 million due to increased headcount, and prototype and beta test costs related to product development increased $0.8 million from the comparable period in 2006. Research and development expenses represented 28% of net revenues for the six months ended June 30, 2007 compared to 21% for the comparable period in 2006.
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
     Sales and marketing expenses increased to $16.7 million in the three months ended June 30, 2007 from $13.7 million in the comparable period of 2006. The increased costs were primarily due to increased personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, of $1.4 million related to a 27% increase in average headcount from 150 for the three months ended June 30, 2006 compared to 190 for the three months ended June 30, 2007. The primary reason for the increase in average headcount was due to the May 2006 acquisition of Tacit. The increase also reflected increased travel and entertainment costs of $0.9 million resulting from increased average headcount and sales and marketing activities, as well as increased marketing communication program costs of $0.3 million. Additionally, in the three months ended June 30, 2007, amortization expense of $0.3 million related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense compared to $0.2 million in the three months ended June 30,2006. Sales and marketing expenses represented 52% of net revenues for the three months ended June 30, 2007 compared to 40% for the comparable period in 2006.
     Sales and marketing expenses increased to $34.0 million in the six months ended June 30, 2007 from $24.7 million in the comparable period of 2006. The increased costs were primarily due to increased personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, of $3.9 million related to increased average headcount. In addition, commission expense increased $1.3 million during the period due to an increase in average headcount. In addition, travel and entertainment costs increased $1.9 million due to increased headcount and sales and marketing activities, marketing communication program costs increased $0.6 million, and demonstration unit costs, primarily related to new product releases, increased $0.4 million. Additionally, in the six months ended June 30, 2007, amortization expense of $0.6 million related to intangible assets was included in sales and marketing expense, compared to $0.2 million in the six months ended June 30,2006. Sales and marketing expenses represented 51% of net revenues for the six months ended June 30, 2007 compared to 37% for the comparable period in 2006.
     We intend to continue to invest in appropriate sales and marketing campaigns, aimed at building awareness and demand for our products. In addition, we plan to aggressively invest in the ongoing launch of our new products.
          GENERAL AND ADMINISTRATIVE
     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses.
     General and administrative expenses increased to $4.4 million in the three months ended June 30, 2007 from $3.2 million in the comparable period of 2006. The increase was primarily due to an increase in professional and consulting fees of $1.3 million, primarily for accounting, legal, human resource and tax related matters. In addition, personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, increased $0.4 million due primarily to a 9% increase in average headcount from 33 for the three months ended June 30, 2006 compared to 36 for the three months ended June 30, 2007. Partially offsetting this increase was a decrease in bonuses of $0.2 million. General and administrative expenses represented 14% of net revenues for the three months ended June 30, 2007 compared to 9% for the comparable period in 2006.
General and administrative expenses increased to $8.5 million in the six months ended June 30, 2007 from $6.1 million in the comparable period of 2006. The increase was primarily due to an increase in professional and consulting fees of $2.8 million, primarily for accounting, legal, human resource and tax related matters, partially offset by a decrease in bad debt expense of $0.3 million and an increase of $0.6 million in corporate services and facilities costs allocated out to other departments. In addition, personnel related costs, including salaries, employee benefits and stock-based compensation, increased $0.7 million, due primarily to an increase in average headcount, partially offset by a decrease in bonuses of $0.4 million. General and administrative expenses represented 13% of net revenues for the six months ended June 30, 2007 compared to 9% for the comparable period in 2006.
               IN-PROCESS RESEARCH AND DEVELOPMENT
          IPR&D expense for the three and six months ended June 30, 2006 was $1.8 million for acquired IPR&D expense related to the May 2006 acquisition of Tacit. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Our methodology for allocating the purchase price relating to purchase acquisitions to in-process research and development, IPR&D, was determined through established valuation techniques in the high-technology networking product industry, using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition.
               INTEREST AND OTHER INCOME, NET
          Interest and other income, net, consists primarily of investment income from our cash, cash equivalents and investments. Interest and other income, net decreased to $0.8 million and $1.7 million in the three and six months ended June 30, 2007, respectively, from $1.0 million and $2.3 million, respectively, in the comparable periods of 2006. The decrease was primarily due to lower average balances of invested funds.
               INCOME TAX PROVISION (BENEFIT)
          We recorded a tax benefit of $1.6 million, or 23% of the loss before benefit from income taxes, for the three months ended June 30, 2007 and a tax benefit of $2.6 million, or 18% for the six months ended June 30, 2007. The effective tax rate was 222% for the three months ended June 30, 2006 and 39% for the six months ended June 30, 2006. The higher effective tax rate for 2006 compared to 2007 is primarily attributable to a $1.7 million increase in income tax reserves relating to transfer pricing exposure and the impact of $1.8 million of non-deductible IPR&D in the three and six months ended June 30, 2006. Absent the 2006 increase in reserves and the impact of IPR&D, the effective tax rate for the six months ended June 20, 2006 would have been approximately 11%. The change in effective tax rate for 2007 compared to 2006, absent these items, is primarily attributable to changes in the geographic composition of our pre-tax income. Our effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, and non-tax deductible stock compensation expenses. We carefully monitor these factors and make timely adjustments to the effective income tax rate accordingly.
          As of June 30, 2007, we had approximately $6.9 million of total gross unrecognized tax benefits, all of which would favorably affect our effective tax rate, if recognized.
          Our 2003 and 2004 tax returns are currently under examination by the Internal Revenue Service (IRS). See Note 6 to the Condensed Consolidated Financial Statements regarding an IRS proposed adjustment. We believe that adequate amounts have been accrued for potential adjustments resulting from the examination. As of June 30, 2007, we do not expect any material changes to unrecognized tax positions within the next twelve months.
LIQUIDITY AND CAPITAL RESOURCES
     Balance Sheet and Cash Flows
          Cash and Cash Equivalents and Investments. The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments (in thousands):

	June 30,	December 31,	Increase
	2007	2006	(Decrease)
Cash and cash equivalents	$50,519	$39,640	$10,879
Investments	30,831	36,917	(6,086)

Total	$81,350	$76,557	$4,793

     The cash and cash equivalents balance increased $10.9 million and the combined balance increased by $4.8 million from December 31, 2006 due to activities in the following areas (in thousands).

Net cash provided by operating activities	$1,427
Net cash provided by investing activities	4,143
Net cash provided by financing activities	5,309

Net change in cash and cash equivalents	$10,879

     The increase was primarily due to net cash provided by operating activities of $1.4 million and proceeds from the issuance of stock through option exercises and the ESPP totaling $4.8 million. In addition, $1.9 million was used for purchases of property and equipment. Although we recorded a net loss of $11.7 million, we generated $1.4 million in cash from operations primarily due to $5.4 million, net, of adjustments for non-cash items (primarily depreciation, amortization and stock-based compensation, partially offset by deferred income tax charges) and a $7.8 million net decrease in operating assets and liabilities. Our sources of cash for net working capital included a decrease of accounts receivable and increase in deferred revenue, partially offset by an increase in inventories and an increase in accrued compensation.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the linearity of shipments, accounts receivable collections, inventory balances and excess tax benefits from stock-based compensation. Linearity is a measure of the level of shipments throughout a particular quarter.
     Accounts receivable, net. The following table summarizes our accounts receivable, net (in thousands).

	June 30,	December 31,
	2007	2006	Decrease
Accounts receivable, net	$24,102	$31,743	$(7,641)
     The decrease in net accounts receivable was due to decreased sales compared to the three months ended December 31, 2006. Days sales outstanding (DSO) as of June 30, 2007 of 67 days was relatively unchanged from DSO of 68 days as of December 31, 2006. Our DSO is primarily impacted by shipment linearity and the results of collections of accounts receivable. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.
     Deferred Revenue. The following table summarizes our deferred revenue, net (in thousands).

	June 30,	December 31,
	2007	2006	Increase
Current deferred revenue	$29,858	$23,931	$5,927
Long-term deferred revenue	5,282	5,173	109

Total	$35,140	$29,104	$6,036

     The increase in deferred service revenue reflects the impact of the increase in the number of units under maintenance contract and renewals, partially offset by the ongoing amortization of deferred maintenance revenue. In addition, we defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. We recognize these revenues, as well as the associated costs, when the inventory levels no longer exceed expected supply. At June 30, 2007, $3.0 million of revenues were deferred under this policy and none were deferred on December 31, 2006.
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

The following chart details our contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
		Remainder	1 – 3	3 – 5
	Total	of 2007	Years	Years	Thereafter
Contractual Obligations
Cash obligations not reflected in Consolidated Balance Sheet:
Operating lease obligations	$23,713	$1,608	$7,217	$6,444	$8,444
Purchase obligations	9,623	8,823	400	400	—

Total	$33,336	$10,431	$7,617	$6,844	$8,444

Liquidity and Capital Resource Requirements
     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $81.4 million at June 30, 2007 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
RECENT ACCOUNTING PRONOUNCEMENTS
     The anticipated impact of recent accounting pronouncements is discussed in Note 14 to the Condensed Consolidated Financial Statements.
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
     We do not use derivative financial instruments. In general our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity from date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments; and investments with maturities in excess of twelve months from the balance sheet date are considered to be long-term investments
     At June 30, 2007, our investment portfolio included fixed-income securities with a fair value of approximately $76 million, having an average duration of 0.12 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at June 30, 2007, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $44,000. While an increase in interest rates reduces the fair value of the investment portfolio, we would not realize the losses in the consolidated income statements unless the individual fixed-income securities are sold prior to recovery or the loss was determined to be other-than-temporarily impaired.

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
ITEM 4. CONTROLS AND PROCEDURES
a.	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

b.	We reported the following material weaknesses as of December 31, 2006 in our Annual Report on Form 10-K: we did not maintain effective control over financial reporting related to our (1) accounting for income taxes and (2) rebate reserves. Specifically, (i) we did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) we did not maintain effective controls over the review of the rebate reserves as the review was not appropriately designed, nor was the review conducted in sufficient detail. In order to remediate these material weaknesses, we are implementing revised policies and procedures pertaining to income taxes payable and rebate accruals and increasing the size and training of our financial staff. We believe that these corrective steps will sufficiently remediate the material weaknesses described above. Aside from the ongoing implementation of these measures, there was no change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 6, entitled “Contingencies,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.
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
     Our revenues for a particular quarter are difficult to predict. Our revenues may grow at a slower rate than in past periods, or may decline. In the past, revenue fluctuations resulted primarily from variations in the timing, volume and mix of products sold and variations in channels through which products were sold. For example, for the three and six months ended June 30, 2007, we believe that our revenues were adversely impacted by a changing and increasingly competitive marketplace, as well as product transition issues associated with our greater focus on acceleration related technologies and new product introductions. In addition, for the three months ended June 30, 2007 and the three months ended September 30, 2005 we deferred recognition of revenue on approximately $3.0 million and $3.6 million, respectively, in product sales due to channel inventory levels, which contributed to our revenues being below analyst expectations. Furthermore, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts’ forecasts for the quarter.
     Our operating expenses may fluctuate between quarters due to the timing of spending and contribute to the variability in our quarterly results. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. In addition, because we plan our operating expense levels based primarily on forecasted revenue levels, these expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue, such as we experienced in the three and six months ended June 30, 2007, could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Tax rates can vary significantly based upon the geographical mix of the markets in which our products are sold and may also cause our operating results to fluctuate. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Part I of this report for detailed information on our operating results.
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
INTRODUCTION OF OUR NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS OR COULD RESULT IN LONGER SALES CYCLES WHICH COULD HARM OUR OPERATING RESULTS
     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. In addition, as a result of new product introductions, customer may take longer to evaluate products, which may result in longer sales cycles. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.
ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS
     We have made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in May 2006 we announced our acquisition of Tacit Networks, and in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:
•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	limitations on our ability to retain acquired distribution channels and customers;

•	diversion of management’s attention and disruption of our ongoing business;

•	difficulties in managing product development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

•	the potential product liability associated with selling the acquired company’s products; and

•	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $57.0 million in goodwill related to the acquisition of Tacit and $9.5 million in goodwill related to the acquisition of Mentat. Goodwill will be subject to impairment testing rather than being amortized over a fixed period. To the extent that the business acquired in that transaction does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
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

     IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 49% and 51% of net revenues for the three and six months ended June 30, 2007, respectively, compared to 55% and 54% for the three and six months ended June 30, 2006, respectively, and 53% of net revenues for the year ended December 31, 2006. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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

     SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In the three months ended June 30, 2007, sales to two indirect channel customers, Alternative Technology, Inc., Alternative Technology, and Westcon, Inc., Westcon, accounted for 31% and 16% of net revenues, respectively. In the six months ended June 30, 2007, sales to two indirect channel customers, Alternative Technology and Westcon,, accounted for 29% and 16% of net revenues, respectively. In the three months ended June 30, 2006, sales to two customers, Alternative Technology and Westcon, accounted for 25%, and 22% of net revenues, respectively. In the six months ended June 30, 2006, sales to three customers, Alternative Technology, Westcon, and Macnica, Inc., accounted for 23%, 18% and 10% of net revenues, respectively. These customers are indirect channel partners, who in turn sell to a large number of value-added resellers, system integrators and other resellers. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.
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
THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS
     On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. The court ordered the matter to arbitration, but retained jurisdiction over its order granting us injunctive relief. Valencia updated its arbitration demand so as to assert claims for breach of contract, copyright infringement, violation of the Digital Millennium Copyright Act (“DMCA”), trade secret misappropriation, unfair competition and injunctive relief. We then brought a motion to dismiss Valencia’s copyright and DMCA claims, which motion was granted by the arbitrator. The arbitration is scheduled to begin October 29, 2007. We believe Valencia’s remaining claims are similarly without merit and intend to defend this matter vigorously. However, the results of litigation are inherently uncertain, and there can be no assurance that we will prevail. The costs and disruptions associated with the litigation with Valencia could have a material adverse effect on our business, financial condition and results of operations. Because Valencia is the sole provider of software development and maintenance services for our ReportCenter products, any disruption in our access to the development and maintenance services provided by Valencia could have a material adverse affect on us. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report and Note 6 of the Notes to the accompanying Condensed Consolidated Financial Statements.
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
CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income for the three and six months ended June 30, 2007 and 2006, and may affect our stock price.
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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of June 30, 2007, we have 39 issued U.S. patents and 76 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Stockholders’ Meeting was held on May 23, 2007 for the following purposes: (1) to elect two directors to serve until the 2010 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, and (2) to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2007.
1.	The following persons were elected as directors of the Company to serve until the 2010 Annual Stockholders’ Meeting, and until their successors are elected and qualified, with the votes indicated below:

Director	Votes For	Votes Withheld
Dave Côté	31,961,981	1,198,483
Gregory E. Myers	32,356,974	803,490

In addition to Messrs. Côté and Myers, as of the date of the meeting the following directors each had a term of office that continued after the meeting: Steven J. Campbell, Craig W. Elliot, Joseph A. Graziano, L. William Krause, Bernard F. (Bud) Mathaisel, and Peter Van Camp.
2.	The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 was approved with the following votes:

Votes for	Votes Against	Abstain
31,494,980	1,637,299	28,185
ITEM 6. EXHIBITS

Exhibit 31.1	Sarbanes-Oxley Section 302 Certification – CEO

Exhibit 31.2	Sarbanes-Oxley Section 302 Certification – CFO

Exhibit 32.1	Sarbanes-Oxley Section 906 Certification – CEO

Exhibit 32.2	Sarbanes-Oxley Section 906 Certification – CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 26th day of July, 2007.

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