Form 10-Q
period 2007-09-30
PACKETEER INC
filed 2007-11-07
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was                      at November 5, 2007.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$55,634	$39,640
Short-term investments	20,549	25,681
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,382 and $3,010, as of September 30, 2007 and December 31, 2006, respectively	21,790	31,743
Other receivables	219	216
Inventories	8,473	3,957
Prepaids and other current assets	10,225	3,249

Total current assets	116,890	104,486
Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $12,957 and $10,276 as of September 30, 2007 and December 31, 2006, respectively	3,936	3,968
Long-term investments	3,505	11,236
Goodwill	66,506	58,656
Purchased intangible assets, net	8,191	11,045
Other non-current assets	19,708	27,577

Total assets	$218,736	$216,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,540	$3,014
Accrued compensation	6,883	9,567
Other accrued liabilities	6,978	8,431
Income taxes payable	1,560	7,164
Deferred revenue	26,837	23,931

Total current liabilities	44,798	52,107
Non-current liabilities:
Deferred revenue, less current portion	5,292	5,173
Income taxes payable	7,528	—
Deferred rent and other	618	179

Total liabilities	58,236	57,459
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 36,203 and 35,400 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	36	36
Additional paid-in capital	227,950	212,961
Accumulated other comprehensive loss	(202)	(18)
Accumulated deficit	(67,284)	(53,470)

Total stockholders’ equity	160,500	159,509

Total liabilities and stockholders’ equity	$218,736	$216,968

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	$24,654	$26,798	$69,323	$77,291
Service revenues	11,732	9,188	34,232	25,149

Total net revenues	36,386	35,986	103,555	102,440
Cost of revenues (1):
Product costs	7,223	6,343	20,952	17,110
Service costs	3,717	2,946	10,579	7,708
Amortization of purchased intangible assets	635	635	1,904	1,515

Total cost of revenues	11,575	9,924	33,435	26,333

Gross profit	24,811	26,062	70,120	76,107

Operating expenses (1):
Research and development	8,961	8,322	27,750	22,052
Sales and marketing, includes amortization of purchased intangible assets of $316 and $949 for the three and nine months ended September 30, 2007, respectively, and $317 and $475 for the three and nine months ended September 30, 2006, respectively	15,879	15,327	49,922	40,017
General and administrative	3,921	3,770	12,394	9,848
In-process research and development	—	—	—	1,800

Total operating expenses	28,761	27,419	90,066	73,717

Income (loss) from operations	(3,950)	(1,357)	(19,946)	2,390
Other income, net	830	807	2,526	3,094

Income (loss) before provision for (benefit from) income taxes	(3,120)	(550)	(17,420)	5,484
Provision for (benefit from) income taxes	(1,225)	(851)	(3,810)	1,474

Net income (loss)	$(1,895)	$301	$(13,610)	$4,010

Basic net income (loss) per share	$(0.05)	$0.01	$(0.38)	$0.12

Diluted net income (loss) per share	$(0.05)	$0.01	$(0.38)	$0.11

Shares used in computing basic net income (loss) per share	36,115	34,990	35,942	34,704

Shares used in computing diluted net income (loss) per share	36,115	35,814	35,942	35,660

(1)	Stock-based compensation included in the costs and expense line items:

Product costs	$74	$115	$277	$299
Service costs	143	201	538	529
Research and development	816	1,259	2,853	3,005
Sales and marketing	1,032	1,590	3,092	3,779
General and administrative	694	756	2,197	2,100
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(13,610)	$4,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,705	1,847
Amortization of purchased intangible assets	2,853	1,989
Net reversal of allowance for doubtful accounts	(421)	—
Write-down of inventory	1,401	—
Stock-based compensation related to Mentat acquisition	66	292
Compensation related to stock-based awards	8,891	9,420
Excess tax benefit from stock-based compensation plans	(475)	—
Tax benefits from employee stock option plans	—	(833)
Deferred income taxes	(6,038)	(375)
In-process research and development	—	1,800
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	10,374	(4,759)
Other receivables	(3)	38
Inventories	(5,917)	(559)
Prepaids and other current assets	(841)	(557)
Accounts payable	(474)	943
Accrued compensation	(2,684)	(322)
Other accrued liabilities	(1,557)	(1,799)
Income taxes payable	1,850	1,920
Deferred revenue	3,025	4,526
Other	232	(31)

Net cash provided by (used in) operating activities	(623)	17,550

Cash flows from investing activities:
Purchases of property and equipment, net	(2,570)	(2,532)
Purchases of investments	(34,792)	(54,660)
Proceeds from sales and maturities of investments	47,471	113,067
Acquisition, net of cash acquired	—	(66,931)
Funds deposited into escrow in connection with acquisition	—	(7,850)

Net cash provided by (used in) investing activities	10,109	(18,906)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,359	3,399
Sale of stock to employees under the ESPP	2,674	2,511
Excess tax benefit from stock-based compensation plans	475	—

Net cash provided by financing activities	6,508	5,910

Net increase (decrease) in cash and cash equivalents	15,994	4,554
Cash and cash equivalents at beginning of period	39,640	36,221

Cash and cash equivalents at end of period	$55,634	$40,775

Non-cash investing and financing activity:
Funds related to acquisition released from escrow and allocated to purchase price	$7,850	$—
Supplemental disclosures of cash flow information:
Net cash paid during period for income taxes	$7	$261
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
     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2007.
     During the preparation of its Form 10-Q for the three months ended September 30, 2007, the Company determined that marketing expense was overstated by $200,000 as a result of an underaccrual of marketing expense in prior periods. The Company does not believe this amount is material to the reporting periods in which the expense should have been recorded, nor does it expect this amount will be material to its consolidated operating results for the year ending December 31, 2007. This error had no impact on basic or diluted earnings per share for the three months ended September 30, 2007.
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
     As a result of the acquisition of Tacit, in-process research and development expense (“IPR&D”) of $1.8 million was recognized on the acquisition date. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology networking product industry and was expensed upon acquisition as it was determined that the underlying projects had not yet reached technological feasibility and had no alternative future use at that date.
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

Nine months ended
September 30, 2006
Total net revenues	$105,677
Net loss	(3,663)
Net loss per share:
Basic	$(0.11)
Diluted	$(0.11)
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
     The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in other current assets. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. At September 30, 2007 and December 30, 2006 no revenues were deferred under this policy.

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
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Completed products	$8,033	$3,785
Raw materials and components	440	172

	$8,473	$3,957

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
     The following table provides additional details on goodwill and acquired intangible assets, net (in thousands):

	As of			As of
	December 31,			September 30,
	2006	Adjustment	Amortization	2007
Goodwill	$58,656	$7,850	$—	$66,506
Other intangibles:
Developed technology	5,828	—	(1,647)	4,181
Customer contracts and relationships	4,637	—	(994)	3,643
Trade name	580	—	(213)	367

	$69,701	$7,850	$(2,854)	$74,697

     The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2007
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(4,449)	$4,181
Customer contracts and relationships	3-6 yrs	6,100	(2,457)	3,643
Trade name	3 yrs	850	(483)	367

		$15,580	$(7,389)	$8,191

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(2,802)	$5,828
Customer contracts and relationships	3-6 yrs	6,100	(1,463)	4,637
Trade name	3 yrs	850	(270)	580

		$15,580	$(4,535)	$11,045

     Included in cost of revenues was amortization expense of $0.6 million for each of the three months ended September 30, 2007 and 2006 and $1.9 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively. Included in sales and marketing expense was amortization expense of $0.3 million for each of the three months ended September 30, 2007 and 2006, and $0.9 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.
     Based on the purchased intangible assets balance as of September 30, 2007, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2007	$949
2008	3,738
2009	2,841
2010	663

$8,191

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
     A special committee of the board of directors authorized the Company’s management to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which was subject to approval by the Court.  On August 31, 2005, the Court preliminarily approved the settlement.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and on April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On June 22, 2007, the District Court signed an Order terminating the settlement in light of the Second Circuit’s decision.  The Company does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows. No amount has been accrued as of September 30, 2007 as the Company believes a loss is neither probable nor estimable.
     On June 25, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. The Company was granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court has ordered the matter to arbitration, but retained jurisdiction to enforce its injunctive order. In October 2006, Valencia amended its arbitration demand to include causes of action for copyright infringement, violation of the Digital Millennium Copyright Act, or DMCA, trade secret misappropriation and unfair competition. Valencia’s motion for a preliminary injunction was denied by the arbitrator. In addition, the arbitrator has dismissed Valencia’s copyright, DMCA and trade secret misappropriation causes of action. The arbitration began October 29, 2007. The Company believes Valencia’s claims to be without merit and intends to defend this matter vigorously. However, the Company cannot reasonably estimate an amount of potential loss, if any, at this time. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail. No amount has been accrued as of September 30, 2007, as the Company believes a loss is neither probable nor estimable.
     In addition, as of September 30, 2007, the Company was subject to examination of its income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities, including a current examination by the Internal Revenue Service for its 2003, 2004 and 2005 tax returns. The Company received an IRS report dated June 27, 2007 claiming that the Company owed additional income taxes, plus penalties and applicable interest, for the 2003 and 2004 tax years. The incremental tax liability asserted by the IRS was approximately $122 million, plus penalties of $49 million. The adjustments primarily related to transfer pricing matters between Packeteer and a foreign subsidiary. The Company believed the IRS’ adjustments were both inconsistent with applicable tax laws and existing Treasury regulations as well as not supported by the facts. Any additional tax liabilities in excess of the provision for this matter will be reported as an expense in the period that it is determined that such an adjustment is appropriate under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). As described in Note 15, effective October 24, 2007 the Company entered into an agreement with the IRS regarding its 2003 and 2004 tax dispute and resolved certain issues impacting its 2005 tax year.
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
     The following provides a reconciliation of the changes in the Company’s warranty reserve, which is included in other accrued liabilities, from December 31, 2006 to September 30, 2007 (in thousands):

Accrued warranty obligations at December 31, 2006	$488
Provision for current period sales	260
Warranty costs incurred	(384)

Accrued warranty obligations at September 30, 2007	$364

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
     A limited number of indirect channel partners have accounted for a large part of the Company’s revenues to date and the Company expects that this trend will continue. The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Alternative Technology, Inc	22%	26%	26%	24%
Westcon, Inc	16%	15%	16%	17%
     At September 30, 2007, Alternative Technologies, Inc., and Westcon, Inc. accounted for 17% and 13% of gross accounts receivable, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively.
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
9. INCOME TAXES
     The Company recorded a tax benefit of $1.2 million, or 39% of the loss before benefit from income taxes, for the three months ended September 30, 2007 and a tax benefit of $3.8 million, or 22% of the loss before benefit from income taxes for the nine months ended September 30, 2007. The Company recorded a tax benefit of $851,000, or 155% of the loss before benefit from income taxes, for the three months ended September 30, 2006 and a tax provision of $1.5 million, or 27% of income before provision for income taxes for the nine months ended September 30, 2006. The higher effective tax rate for 2006 compared to 2007 is primarily attributable to a $2.4 million increase in income tax reserves relating to transfer pricing exposure, the impact of $1.8 million of non-deductible IPR&D, and a $1 million tax benefit resulting from the Company’s revision of its original estimate of the 2005 tax provision upon preparation of the related tax return in the nine months ended September 30, 2006. Absent these items, the effective tax rate for the nine months ended September 30, 2006 would have been approximately 5%. The change in effective tax rate for 2007 compared to 2006, absent these items, is primarily attributable to changes in the geographic composition of the Company’s pre-tax income. The Company’s effective income tax rate depends on various factors, such as tax legislation, the geographic composition of the Company’s pre-tax income, and non-tax deductible stock compensation expenses. The Company carefully monitors these factors and adjusts the effective income tax rate accordingly.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a $131,000 decrease to deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $7.5 million of unrecognized tax benefits as of September 30, 2007, all of which would favorably affect its effective tax rate, if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes expense. As of January 1, 2007 and September 30, 2007, the Company had accrued interest related to uncertain tax positions of approximately $0.1 million.
     The Company considers the US and the Netherlands, as well as the US states of California and New Jersey, to be major taxing jurisdictions. For all major taxing jurisdictions, as of September 30, 2007, the tax years 2000 through 2006 remain open to examination, except that for New Jersey the tax years 2002 through 2006 remain open. At September 30, 2007, the Company’s 2003, 2004 and 2005 tax returns were subject to examination by the IRS. See Notes 6 and 15 for information regarding the IRS examination of these tax returns. Effective October 24, 2007, the Company entered into an agreement with the IRS related to its examination of the 2003 and 2004 tax returns and certain issues impacting the 2005 tax year as further described in Note 15. As a result of that agreement, only the years 2005 and 2006 now remain subject to examination by the IRS. The Company currently does not expect any other material changes to unrecognized tax positions within the next twelve months.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock Options:
Expected life (years)	4.58	4.61	4.78	4.62
Expected volatility	59%	63%	58%	62%
Risk-free interest rate	4.53%	4.85%	4.68%	4.90%
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s stock-based compensation plan during the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2006	7,149	$12.02
Granted	1,186	10.39
Exercised	(407)	8.26
Canceled/ forfeited/expired	(1,183)	13.41

Options outstanding at September 30, 2007	6,745	11.71	6.79	$3,296
Options vested and expected to vest at September 30, 2007	5,828	11.89	6.49	$3,182
Options exercisable at September 30, 2007	4,107	12.33	5.59	$2,952
     The weighted average grant date fair value of options granted during the three months ended September 30, 2007 and 2006 was $3.70 and $5.34, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $5.46 and $5.83, respectively. The weighted average fair value of options assumed in the nine months ended September 30, 2006 in connection with the acquisition of Tacit was $12.46. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $26,000 and $1.1 million, respectively, and during the nine months ended September 30, 2007 and 2006 was $1.9 million and $4.5 million, respectively. The total fair value of options that vested during the three months ended September 30, 2007 and 2006 was $1.5 million and $1.0 million, respectively, and during the nine months ended September 30, 2007 and 2006 was $13.6 million and $8.7 million, respectively. Cash received from stock option exercises was

$27,000 and $454,000 during the three months ended September 30, 2007 and 2006, respectively, and $3.4 million during both of the nine month periods ended September 30, 2007 and 2006, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2007 (in thousands, except years and per-share amounts):

Range of
Exercise Prices	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$0.92-4.71	704	4.56	$3.81	682	$3.86
4.75-8.01	740	6.88	6.77	339	6.44
8.33-9.31	589	7.09	8.54	350	8.44
9.41-9.51	915	8.37	9.51	299	9.51
9.54-12.03	982	7.34	11.55	511	11.46
12.05-13.01	701	8.44	12.62	223	12.37
13.03-14.00	839	7.11	13.83	540	13.84
14.01-17.25	675	5.16	15.42	600	15.48
18.49-48.06	600	5.18	25.60	563	26.01

Total	6,745	6.79	$11.71	4,107	$12.33

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
     Nonvested restricted stock units as of September 30, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Units	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2006	—	—
Granted	594	$10.66
Vested	—	—
Forfeited	(41)	12.19

Nonvested at September 30, 2007	553	10.55

          Performance Shares
     On January 24, 2007, the Compensation Committee of the Board of Directors approved new awards of 180,000 performance-based stock units (performance shares) for the Company’s executive officers. These awards will convert into shares of the Company’s common stock upon vesting at the end of a three year period only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified target levels of the Company’s revenue growth and operating income margins over the three year period and also that the officer remain an employee of the Company through the vesting date. Up to 250% of the performance shares can vest if the Company’s performance achievement exceeds the performance targets. No performance shares will vest if the performance fails to meet minimum performance levels. Each vested performance share will convert into one share of the Company’s common stock on the vesting date. The fair value of the performance shares was estimated at September 30, 2007 using the fair value of the Company’s common stock on the date of the grant and a probability assessment that assumes that performance goals will be achieved at 56% of the target level. The fair value amortization is adjusted periodically for any changes to the Company’s probability assessment of the number of performance shares expected to vest as a result of the Company’s percentage achievement of the performance targets. The Company recorded compensation expense of $194,000 during the nine months ended September 30, 2007, which included the impact of a change in probability assessment in the three months ended September 30, 2007.
     Nonvested performance shares as of September 30, 2007 and changes during 2007 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2006	—
Granted	180	$12.78
Vested	—
Forfeited	(25)	12.78

Nonvested at September 30, 2007	155	12.78

Maximum potential vested shares at September 30, 2007	388	12.78

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
ESPP Grants:
Expected life (years)	1.17	1.21	1.16	1.19
Expected volatility	58%	60%	49%	61%
Risk-free interest rate	4.94%	5.08%	4.95%	5.07%
     The weighted-average fair value of the purchase rights granted under the ESPP during the three months ended September 30, 2007 and 2006 was $3.86 and $3.73 per share, respectively. The weighted-average fair value of the purchase rights granted under the ESPP during the nine months ended September 30, 2007 and 2006 was $3.94 and $3.75 per share, respectively. During the three months ended September 30, 2007 and 2006, approximately 200,000 and 158,000 shares were issued under the ESPP, respectively. During the nine months ended September 30, 2007 and 2006, approximately 397,000 and 315,000 shares were issued under the ESPP, respectively.
          Restricted Stock Issued in Acquisition
     In connection with the acquisition of Mentat, the Company issued approximately 114,000 restricted shares valued at $1.7 million, however, approximately 4,000 shares valued at $59,000 were repurchased on the date of acquisition due to employee terminations. The value of the shares was determined based on the fair value of the Company’s stock at the date of issuance. Under the terms of the related shareholder agreements, the shares vest in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee is still employed by Packeteer on the anniversary date. During 2005, approximately 10,000 of these restricted shares were repurchased by the Company due to terminations, according to the terms of the shareholder agreements. No shares vested in the three or nine months ended September 30, 2007 and 2006. At September 30, 2007, there were approximately 18,000 restricted shares outstanding.
          STOCK- BASED COMPENSATION
     Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the three months ended September 30, 2007 and 2006 related to stock-based awards was $2.7 million and $3.9 million, respectively. The Company recognized an income tax benefit related to stock-based compensation during the three months ended September 30, 2007 and 2006 of $0.8 million and $0.1 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. The stock-based compensation expense for the three months ended September 30, 2007 and 2006 included $0.5 million and none, respectively, related to restricted stock units. In addition, the stock-based compensation expense for the three months ended September 30, 2007 and 2006 included $22,000 and $94,000, respectively, related to restricted stock issued in connection with the Mentat acquisition.
     Stock-based compensation expense for the nine months ended September 30, 2007 and 2006 related to stock-based awards was $9.0 million and $9.7 million, respectively. The Company recognized an income tax benefit related to stock-based compensation during the nine months ended September 30, 2007 and 2006 of $2.5 million and $0.5 million, respectively. The stock-based compensation expense for the nine months ended September 30, 2007 and 2006 included $1.1 million and none, respectively, related to restricted stock units. In addition, the stock-based compensation expense for the nine months ended September 30, 2007 and 2006 included $66,000 and $292,000 related to restricted stock issued in connection with the Mentat acquisition.
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
     At September 30, 2007, the Company had unrecognized compensation expense, net of estimated forfeitures, which will be recognized under the remaining vesting period as follows (in thousands, except year amounts):

	Unrecognized	Remaining
	Stock-Based	Recognition
Stock -Based Award	Expense	Period (Years)
Stock options	$7,019	1.29
Restricted stock units	2,426	2.06
Performance shares	678	2.25
ESPP	2,039	0.83
Restricted stock issued in acquisition	22	0.25

Total	$12,184	1.42

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
     For purposes of computing diluted net income per share, weighted average common share equivalents do not include stock-based awards with an exercise price that exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. As a result, stock based awards to purchase shares of common stock that were excluded from the computation were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Shares issuable under stock options	5,750	6,097	4,323	5,359
     In addition, approximately 328,000 and 566,000, common share equivalents, as computed using the treasury stock method, related primarily to stock based awards, were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2007, respectively, as the impact of such would have been anti-dilutive due to the Company’s net loss.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(1,895)	$301	$(13,610)	$4,010

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,134	35,055	35,961	34,770
Less: shares subject to repurchase	(18)	(65)	(18)	(66)

Basic weighted-average common shares outstanding	36,115	34,990	35,942	34,704

Diluted:
Basic weighted-average common shares outstanding	36,115	34,990	35,942	34,704
Add: potentially dilutive common shares from stock options and shares subject to repurchase	—	808	—	937
Add: potentially dilutive common shares from warrants	—	16	—	19

Diluted weighted-average common shares outstanding	36,115	35,814	35,942	35,660

Basic net income (loss) per share	$(0.05)	$0.01	$(0.38)	$0.12

Diluted net income (loss) per share	$(0.05)	$0.01	$(0.38)	$0.11

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
     Geographic information is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
Americas	$14,903	$17,111	$47,918	$47,949
Asia Pacific	11,140	9,147	25,455	26,396
Europe, Middle East, Africa	10,343	9,728	30,182	28,095

Total net revenues	$36,386	$35,986	$103,555	$102,440

     Net revenues reflect the destination of the shipped product. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 4% of total net revenues for both of the three and nine months ended September 30, 2007 and 3% of total net revenues for both the three and nine months ended September 30, 2006.
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
15. SUBSEQUENT EVENTS
     On or about October 10, 2007, Vanessa Simmonds, a purported shareholder of the Company, filed a complaint in the United States District Court, Western District of Washington, against underwriters involved in the Company’s 1999 initial public offering of its common stock, seeking recovery in the name of the Company, which is named as a nominal defendant, for alleged violation by the underwriters of Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows.
     Effective October 24, 2007, the Company reached an agreement with the IRS related to the IRS’ examination of the Company’s 2003 and 2004 income tax returns and certain issues impacting the 2005 tax year. See Note 6 for additional discussion. The Company preliminarily estimates that the total federal and state income tax and interest payments to be made as a result of the agreement to be approximately $0.5 million. The Company preliminarily expects to record approximately a $10 million charge in its provision for income taxes during the three months ending December 31, 2007. In addition, the Company preliminarily expects to recognize a $3 million reduction in gross unrecognized tax benefits previously recorded and is evaluating the impact the agreement will have on its other income tax related accounts. As a result of the agreement, the Company expects to revise its NOLs as of December 31, 2006 to $27 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
     We are a leading provider of WAN Application Delivery systems designed to deliver a comprehensive set of visibility, Quality of Service (or QoS), control, compression, application acceleration and branch office service capabilities to enterprise customers and service providers. For enterprise customers, our systems are designed to enable IT organizations to effectively deliver applications and performance, while providing measurable cost savings in WAN investments. For service providers, our systems are designed to provide a platform for delivering application-intelligent network services that provide application level visibility and QoS control, expanding revenue opportunities.
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
     Net revenues for the three months ended September 30, 2007 were $36.4 million, an increase of $0.4 million, or 1% from the comparable period in 2006. Net revenues increased by $3.9 million, or 12%, for the three months ended September 30, 2007 compared to the three months ended June 30, 2007. Net revenues for the nine months ended September 30, 2007 were $103.6 million, an increase of $1.1 million, or 1%, from the comparable period in 2006. Product revenues decreased to $24.7 million from $26.8 million, or 8%, during the three months ended September 30, 2007 compared to the comparable period in 2006, and decreased to $69.3 million from $77.3 million, or 10%, during the nine months ended September 30, 2007 compared to the comparable period in 2006. We believe the shortfalls in product revenues were primarily the result of a changing and increasingly competitive environment. In addition, during the nine months ended September 30, 2007, we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, including our new iShaper products, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007.
     In May 2006, we completed our acquisition of Tacit for an initial purchase price of $68.0 million in cash, including acquisition costs of $1.7 million. In addition, we assumed all of the then outstanding options to purchase Tacit common stock, and converted those into options to purchase approximately 320,000 shares of our common stock. In addition to the cash paid that is included in the initial purchase price, the merger agreement required that $7.85 million of cash be placed in an escrow account to secure Tacit’s obligations under certain representation and warranty provisions. The escrow fund was released in June 2007, at which time the final purchase price was adjusted and goodwill was increased by that amount. In connection with the acquisition, we have recorded $57.0 million of goodwill, $8.4 million of other intangible assets, and $11.2 million of net tangible assets. In addition, we wrote off acquired in-process research and development, or IPR&D, of $1.8 million because the acquired technologies had not reached technological feasibility and had no alternative uses.
     We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Delivery market, the success of our new product introductions, particularly our acceleration related technologies, our ability to successfully compete in an increasingly competitive market and develop and maintain strong partnering relationships with our indirect channel partners. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products, availability of product enhancements and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results. Our future revenue and profitability may also be impacted by future acquisitions.
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
     During the nine months ended September 30, 2007, we implemented the following new critical accounting policy:
     Accounting for Uncertainty in Income Taxes On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a $131,000 decrease in deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $7.5 million of gross unrecognized tax benefits as of September 30, 2007, all of which would favorably affect its effective tax rate, if recognized.
     For further information about our other critical accounting policies, see the discussion of critical accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

     RESULTS OF OPERATIONS
     During the three months ended September 30, 2007, net revenues were $36.4 million, gross profit was $24.8 million, or 68%, loss from operations was $4.0 million and net loss was $1.9 million. During the comparable period a year ago, net revenues were $36.0 million, gross profit was $26.1 million, or 72%, loss from operations was $1.4 million and net income was $0.3 million. Included in cost of revenues and operating expenses for the three months ended September 30, 2007 and 2006 was stock-based compensation expense of $2.8 million and $3.9 million, respectively, related to stock-related awards as determined in accordance with SFAS 123(R) and amortization of intangible assets of $1.0 million in each of the three month periods.
     During the nine months ended September 30, 2007, net revenues were $103.6 million, gross profit was $70.0 million, or 68%, loss from operations was $20.0 million and net loss was $13.6 million. During the comparable period a year ago, net revenues were $102.4 million, gross profit was $76.1 million, or 74%, income from operations was $2.4 million and net income was $4.0 million. Included in cost of revenues and operating expenses for the nine months ended September 30, 2007 and 2006 was stock-based compensation expense of $9.0 million and $9.7 million, respectively, related to stock-related awards as determined in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS 123(R)) and amortization of intangible assets of $2.8 million and $2.0 million, respectively. Also included in operating expenses for the nine months ended September 30, 2006 was $1.8 million of IPR&D.
     During the three months ended September 30, 2007, we continued to invest in our operations, with operating expenses of $28.8 million. This represents an increase of $1.3 million, or 5%, from $27.4 million reported in the comparable period of 2006. During the nine months ended September 30, 2007, operating expenses were $90.1 million, which represents an increase of $18.1 million, or 20%, from $71.9 million reported in the comparable period of 2006, excluding $1.8 million of IPR&D. Headcount at September 30, 2007 was 456, representing an increase of 34, or 8%, compared to 422 at September 30, 2006, primarily in sales and marketing. Average headcount for the nine months ended September 30, 2007 was 456, representing an increase of 18%, compared to an average headcount of 384 for the comparable period in 2006. The primary reason for the increase in average headcount in the nine month periods was the May 2006 acquisition of Tacit.
     During the nine months ended September 30, 2007, we used $0.6 million of cash in operating activities, compared to $17.6 million generated in the comparable period a year ago. At September 30, 2007, we had cash, cash equivalents and investments of $79.7 million, accounts receivable of $21.8 million and deferred revenues of $32.1 million.
     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. The financial data for the periods indicated includes the results of Tacit subsequent to May 16, 2006. These historical operating results are not necessarily indicative of the results for any future period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	67.8%	74.5%	66.9%	75.5%
Service revenues	32.2	25.5	33.1	24.5

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product costs	19.9	17.6	20.2	16.7
Service costs	10.2	8.2	10.2	7.5
Amortization of purchased intangible assets	1.7	1.8	1.9	1.5

Total cost of revenues	31.8	27.6	32.3	25.7

Gross margin	68.2	72.4	67.7	74.3
Operating expenses:
Research and development	24.7	23.1	26.8	21.5
Sales and marketing	43.6	42.6	48.2	39.1
General and administrative	10.8	10.5	12.0	9.6
In- process research and development	—	—	—	1.8

Total operating expenses	79.1	76.2	87.0	72.0

Income (loss) from operations	(10.9)	(3.8)	(19.3)	2.3
Interest and other income, net	2.3	2.2	2.5	3.0

Income (loss) before provision (benefit) for income taxes	(8.6)	(1.6)	(16.8)	5.3
Provision (benefit) for income taxes	(3.4)	2.4	(3.7)	(1.4)

Net income (loss)	(5.2)%	0.8%	(13.1)%	3.9%

NET REVENUES
     We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Delivery systems. Product revenues accounted for 68% and 74% of our net revenues in the three months ended September 30, 2007 and 2006, respectively, and 67% and 75% of our net revenues in the nine months ended September 30, 2007 and 2006, respectively. Product revenues decreased to $24.7 million from $26.8 million, or 8%, during the three months ended September 30, 2007 compared to the comparable period in 2006, and decreased to $69.3 million from $77.3 million, or 10%, during the nine months ended September 30, 2007 compared to the comparable period in 2006. We believe the shortfalls in product revenues were primarily the result of a changing and increasingly competitive environment. In addition, during the nine months ended September 30, 2007, we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, including our new iShaper products, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007. Additionally, product revenues were adversely impacted to a lesser extent, by a decrease in the number of units sold in the three months ended September 30, 2007 relative to the comparable period in 2006 and by change in product mix, which resulted in a lower weighted average selling price for the nine months ended September 30, 2007 relative to the comparable period in 2006.
     Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Maintenance revenues, which are included in service revenues, are recognized on a monthly basis over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years are also sold. Service revenues accounted for 32% and 26% of net revenues in the three months ended September 30, 2007 and 2006, respectively, and 33% and 25% of net revenues in the nine months ended September 30, 2007 and 2006, respectively. Service revenues increased to $11.7 million and $34.2 million in the three and nine months ended September 30, 2007, respectively, from $9.2 million and $25.2 million in the three and nine months ended September 30, 2006, respectively. The increase was due primarily to an increase in the number of units under maintenance contracts.
     Net sales by region were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Americas*	$14.9	41	$17.1	48	$47.9	46	$47.9	47
Asia Pacific	11.1	31	9.2	25	25.5	25	26.4	26
Europe, the Middle East and Africa (EMEA)	10.4	28	9.7	27	30.2	29	28.1	27

Total	$36.4	100	$36.0	100	$103.6	100	$102.4	100

*	Primarily the United States.
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
     The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Alternative Technology, Inc	22%	26%	26%	24%
Westcon, Inc	16%	15%	16%	17%

     At September 30, 2007, Alternative Technologies, Inc., and Westcon, Inc. accounted for 17% and 13% of gross accounts receivable, respectively. At December 31, 2006, Alternative Technologies and Westcon accounted for 18% and 23% of gross accounts receivable, respectively.
COST OF REVENUES
     Our cost of revenues consists of the cost of finished products purchased from our contract manufacturers, overhead costs, inventory reserves, service support costs and amortization of purchased intangible assets.
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
     Cost of revenues was $11.6 million for the three months ended September 30, 2007, an increase of $1.7 million, or 17%, from $9.9 million for the three months ended September 30, 2006. Excluding the amortization of intangibles, the cost of revenues represented 30% of total net revenues for the three months ended September 30, 2007, compared to 26% in the comparable period of 2006. Cost of revenues was $33.4 million for the nine months ended September 30, 2007, an increase of $7.1 million, or 27%, from $26.3 million for the nine months ended September 30, 2006. Excluding the amortization of intangibles, the cost of revenues represented 30% of total net revenues for the nine months ended September 30, 2007, compared to 24% in the comparable period of 2006.
     Product costs increased $0.9 million, or 14%, to $7.2 million in the three months ended September 30, 2007 from $6.3 million in the three months ended September 30, 2006. The increase was primarily related to inventory write-downs of $1.2 million, mostly related to excess inventory levels of certain products. In addition, manufacturing costs increased slightly due to an increase in the weighted average unit cost related to a change in product mix.
     Product costs increased $3.8 million, or 22%, to $21.0 million in the nine months ended September 30, 2007 from $17.1 million in the nine months ended September 30, 2006. The increase was primarily related to inventory write-downs of $1.5 million. In addition, overhead costs increased $0.6 million, which included $0.3 million of increased personnel related cost due to increased headcount, as well as increased fulfillment costs of $0.6 million and freight charges of $0.5 million. In addition, manufacturing costs increased $0.4 million from the comparable period in 2006 primarily due to an increase in the number of units shipped, partially offset by a decrease in weighted average unit cost, which was primarily due to a change in product mix .
     Service costs increased $0.8 million, or 26%, to $3.7 million for the three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006. The increase includes an increase of $0.3 million in expensed support material and $0.4 million in third party logistics support costs.
     Service costs increased $2.9 million, or 37%, to $10.6 million for the nine months ended September 30, 2007 from $7.7 million for the nine months ended September 30, 2006. The increase includes an increase of $0.8 million in personnel costs due to increased headcount, $0.2 million in shipping costs, $0.8 million in expensed support materials primarily related to new products and $0.4 million in third party logistics support costs.
     In connection with the May 2006 acquisition of Tacit, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. In the three and nine months ended September 30, 2007, amortization expense of $0.3 million and $0.9 million related to these intangibles was included in cost of revenues, and in the three and nine months ended September 30, 2006, $0.3 million and $0.4 million, respectively, of amortization expense was recorded related to these intangible assets. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets that are being amortized over their estimated useful lives of one to six years. Included in cost of revenues was $0.3 million of amortization expenses related to these intangibles for each of the three months ended September 30, 2007 and 2006 and $0.9 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.
OPERATING EXPENSES (1)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance	Variance			Variance	Variance
	2007	2006	in Dollars	in Percent	2007	2006	in Dollars	in Percent
Research and development	$8,961	$8,322	$639	8%	$27,750	$22,052	$5,698	26%
Sales and marketing	15,879	15,327	552	4%	49,922	40,017	9,905	25%
General and administrative	3,921	3,770	151	4%	12,394	9,848	2,546	26%

Total	$28,761	$27,419	$1,342	5%	$90,066	$71,917	$18,149	25%

(1)	Excludes IPR&D.
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
     Research and development expenses of $9.0 million for the three months ended September 30, 2007 increased from $8.3 million for the comparable period of 2006. The increased costs were primarily due to increased prototype and expensed beta test units related to new product development of $0.2 million and increased facilities allocations for $0.2 million from the comparable period in 2006. Headcount increased 2% from 148 at September 30, 2007 compared to 145 at September 30, 2006. Research and development expenses represented 25% of net revenues for the three months ended September 30, 2007 compared to 23% for the comparable period in 2006.
     Research and development expenses of $27.8 million for the nine months ended September 30, 2007 increased from $22.1 million for the comparable period of 2006. Personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, increased $3.6 million as a result of a 16% increase in average headcount, which was partially offset by a decrease in bonuses of $0.7 million. The increase in average headcount for the nine months compared to the prior year was primarily due to the acquisition of Tacit. In addition, allocated corporate services and facilities costs increased $0.8 million due to increased headcount, prototype and beta test costs related to new product development increased $1.2 million and outside development services increased $0.6 million from the comparable period in 2006. Research and development expenses represented 27% of net revenues for the nine months ended September 30, 2007 compared to 22% for the comparable period in 2006.
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
     Sales and marketing expenses increased to $15.9 million in the three months ended September 30, 2007 from $15.3 million in the comparable period of 2006. Travel and entertainment costs increased $0.4 million reflecting increased headcount and sales and marketing activities. In addition, the cost of evaluation units increased $0.6 million, primarily due to new product releases. Despite a 13% increase in headcount to 195 at September 30, 2007, compared to 173 at September 30, 2006, there was no significant change in personnel related expenses as increased salary costs were offset by decreases in bonuses, employee benefits and stock-based compensation. The cost of various marketing programs decreased $0.8 million as we introduced changes to our channel marketing programs. Sales and marketing expenses represented 44% of net revenues for the three months ended September 30, 2007 compared to 43% for the comparable period in 2006.

     Sales and marketing expenses increased to $50.0 million in the nine months ended September 30, 2007 from $40.0 million in the comparable period of 2006. The increased costs were primarily due to increased personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, of $4.0 million resulting from a 21% increase in average headcount. The increase in average headcount for the nine months compared to the prior year was primarily due to the acquisition of Tacit. In addition, commission expense increased $1.5 million during the period due to the increase in average headcount. Travel and entertainment costs increased $2.2 million due to increased headcount and sales and marketing activities. Evaluation unit costs, primarily related to new product releases, increased $1.0 million and marketing communication program costs increased $0.8 million due to increased activities. Partially offsetting these increases was a $0.7 million decrease in various marketing programs as we introduced changes to our channel marketing programs. Additionally, in the nine months ended September 30, 2007, amortization expense of $0.9 million related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense, compared to $0.5 million in the nine months ended September 30, 2006. Sales and marketing expenses represented 48% of net revenues for the nine months ended September 30, 2007 compared to 39% for the comparable period in 2006.
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
     General and administrative expenses increased to $3.9 million in the three months ended September 30, 2007 from $3.8 million in the comparable period of 2006. The increase was primarily due to an increase in personnel related expenses, consisting of salaries, employee benefits and stock-based compensation of $0.4 million due primarily to an 18% increase in headcount to 40 at September 30, 2007 compared to 34 at September 30, 2006. Partially offsetting this increase was an increase in corporate services and facilities costs allocated out to other departments of $0.4 million. General and administrative expenses represented 11% of net revenues for the three months ended September 30, 2007, consistent with that of the comparable period in 2006.
     General and administrative expenses increased to $12.4 million in the nine months ended September 30, 2007 from $9.8 million in the comparable period of 2006. Personnel related expenses, consisting of salaries, employee benefits and stock-based compensation increased $1.4 million due to an increase in average headcount, professional and consulting fees increased $2.1 million, primarily for accounting, legal, human resource and tax related matters, depreciation expense increased $0.5 million, and facilities related expenses increased $0.6 million. Partially offsetting these increases were a decrease in bad debt expense of $0.3 million and an increase of $1.7 million in corporate services and facilities costs allocated out to other departments. General and administrative expenses represented 12% of net revenues for the nine months ended September 30, 2007 compared to 10% for the comparable period in 2006.
     IN-PROCESS RESEARCH AND DEVELOPMENT
     IPR&D expense for the nine months ended September 30, 2006 was $1.8 million for acquired IPR&D expense related to the May 2006 acquisition of Tacit. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Our methodology for allocating the purchase price relating to purchase acquisitions to in-process research and development, IPR&D, was determined through established valuation techniques in the high-technology networking product industry, using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. There was not IPR&D expense for any other period.
     INTEREST AND OTHER INCOME, NET
     Interest and other income, net, consists primarily of investment income from our cash, cash equivalents and investments. Interest and other income, was $0.8 million and $2.5 million in the three and nine months ended September 30, 2007, respectively, compared to $0.8 million and $3.1 million, respectively, in the comparable periods of 2006. The decrease for the nine-month period was primarily due to lower average balances of invested funds.

     INCOME TAX PROVISION (BENEFIT)
     We recorded a tax benefit of $1.2 million, or 39% of the loss before benefit from income taxes, for the three months ended September 30, 2007 and a tax benefit of $3.8 million, or 22% of the loss before benefit from income taxes for the nine months ended September 30, 2007. We recorded a tax benefit of $851,000, or 155% of the loss before benefit from income taxes, for the three months ended September 30, 2006 and a tax provision of $1.5 million, or 27% of income before provision for income taxes for the nine months ended September 30, 2006. The higher effective tax rate for 2006 compared to 2007 is primarily attributable to a $2.4 million increase in income tax reserves relating to transfer pricing exposure, the impact of $1.8 million of non-deductible IPR&D, and a $1 million tax benefit resulting from our revision of our original estimated of the 2005 tax provision upon preparation of the related tax return in the nine months ended September 30, 2006. Absent these items, the effective tax rate for the nine months ended September 30, 2006 would have been approximately 5%. The change in effective tax rate for 2007 compared to 2006, absent these items, is primarily attributable to changes in the geographic composition of our pre-tax income. Our effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, and non-tax deductible stock compensation expenses. We carefully monitor these factors and adjust the effective income tax rate accordingly.
     As of September 30, 2007, we had approximately $7.5 million of total unrecognized tax benefits, all of which would favorably affect our effective tax rate, if recognized.
     As of September 30, 2007, our 2003, 2004 and 2005 tax returns were under examination by the Internal Revenue Service (IRS). Effective October 24, 2007, we entered into an agreement with the IRS related to its examination of the 2003 and 2004 tax returns as well as certain issues impacting the 2005 tax year. See Notes 6 and 15 to the accompanying Condensed Consolidated Financial Statement for additional information. We currently do not expect any additional material changes to unrecognized tax positions within the next twelve months.
LIQUIDITY AND CAPITAL RESOURCES
     Balance Sheet and Cash Flows
     Cash and Cash Equivalents and Investments. The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments (in thousands):

	September 30,	December 31,	Increase
	2007	2006	(Decrease)
Cash and cash equivalents	$55,634	$39,640	$15,994
Investments	24,054	36,917	(12,863)

Total	$79,688	$76,557	$3,131

     The cash and cash equivalents balance increased $16.0 million from December 31, 2006 due to activities in the following areas (in thousands).

Net cash used in operating activities	$(623)
Net cash provided by investing activities	10,109
Net cash provided by financing activities	6,508

Net change in cash and cash equivalents	$15,994

     The increase was primarily due to net cash provided by proceeds from the issuance of stock through option exercises and the ESPP totaling $6.5 million. In addition, $2.6 million was used for purchases of property and equipment. Although we recorded a net loss of $13.6 million, we used only $0.6 million of cash in operations primarily due to $9.0 million, net, of adjustments for non-cash items (primarily depreciation, amortization and stock-based compensation, partially offset by deferred income tax charges) and a $4.1 million net decrease in operating assets and liabilities. Our sources of cash for net working capital included a decrease of accounts receivable and increase in deferred revenue, partially offset by an increase in inventories and an increase in accrued compensation and other liabilities.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the linearity of shipments, accounts receivable collections, inventory balances and excess tax benefits from stock-based compensation. Linearity is a measure of the level of shipments throughout a particular quarter.

     Accounts receivable, net. The following table summarizes our accounts receivable, net (in thousands).

	September 30,	December 31,
	2007	2006	Decrease
Accounts receivable, net	$21,790	$31,743	$(9,953)
     The decrease in net accounts receivable was due to primarily to decreased sales in the three months ended September 30, 2007 compared to the three months ended December 31, 2006. Days sales outstanding (DSO) as of September 30, 2007 of 55 days was down from DSO of 68 days as of December 31, 2006. Our DSO is primarily impacted by shipment linearity and the results of collections of accounts receivable. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.
     Deferred Revenue. The following table summarizes our deferred revenue, net (in thousands).

	September 30,	December 31,
	2007	2006	Increase
Current deferred revenue	$26,837	$23,931	$2,906
Long-term deferred revenue	5,292	5,173	119

Total	$32,129	$29,104	$3,025

     The increase in deferred service revenue reflects the impact of the increase in the number of units under maintenance contract and renewals, partially offset by the ongoing amortization of deferred maintenance revenue. In addition, we defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. We recognize these revenues, as well as the associated costs, when the inventory levels no longer exceed expected supply. At September 30, 2007 and at December 31, 2006, no revenues were deferred under this policy.
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
The following chart details our contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
		Remainder	1 – 3	3 – 5
	Total	of 2007	Years	Years	Thereafter
Contractual Obligations (1)
Cash obligations not reflected in Consolidated Balance Sheet:
Operating lease obligations	$23,432	$964	$7,517	$6,507	$8,444
Purchase obligations	13,004	12,204	400	400	—

Total	$36,436	$13,168	$7,917	$6,907	$8,444

(1)	Excludes payments of approximately $0.5 million in income taxes and interest expected to be paid in the three months ending December 31, 2007 as a result of an agreement reached effective October 24, 2007 with the IRS related to the IRS’ examination of the 2003 and 2004 income tax returns and certain issues impacting the 2005 tax year as described in Note 15 to the consolidated condensed financial statements included herein.
  Liquidity and Capital Resource Requirements
     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $79.7 million at September 30, 2007 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
RECENT ACCOUNTING PRONOUNCEMENTS
     The anticipated impact of recent accounting pronouncements is discussed in Note 14 to the accompanying Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Fixed Income Investments
     Our exposure to market risks for changes in interest rates and principal relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. Our investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss.
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
     At September 30, 2007, our investment portfolio included fixed-income securities with a fair value of approximately $74 million, having an average duration of 0.12 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at September 30, 2007, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $50,000. While an increase in interest rates reduces the fair value of the investment portfolio, we would not realize the losses in the consolidated income statements unless the individual fixed-income securities are sold prior to recovery or the loss was determined to be other-than-temporarily impaired.
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

b.	We reported the following material weaknesses as of December 31, 2006 in our Annual Report on Form 10-K: we did not maintain effective control over financial reporting related to our (1) accounting for income taxes and (2) rebate reserves. Specifically, (i) we did not maintain effective controls to provide for the reconciliation of the income taxes payable account to supporting detail and the review of the income taxes payable account reconciliation by someone other than the preparer; and (ii) we did not maintain effective controls over the review of the rebate reserves as the review was not appropriately designed, nor was the review conducted in sufficient detail. In order to remediate these material weaknesses, we are implementing revised policies and procedures pertaining to income taxes payable and rebate accruals and increasing the size and training of our financial staff. We believe that these corrective steps will sufficiently remediate the material weaknesses described above. Aside from the ongoing implementation of these measures, there was no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 6, entitled “Contingencies,” and Note 15, entitled “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.
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
     Our revenues for a particular quarter are difficult to predict. Our revenues may grow at a slower rate than in past periods, or may decline. In the past, revenue fluctuations resulted primarily from variations in the timing, volume and mix of products sold and variations in channels through which products were sold. For example, for the nine months ended September 30, 2007, we believe that our revenues were adversely impacted by a changing and increasingly competitive marketplace. In addition, for the nine months ended September 30, 2007, we believe that our revenues were adversely impacted by product transition issues associated with our greater focus on acceleration related technologies and new product introductions. In addition, for the three months ended June 30, 2007 and the three months ended September 30, 2005 we deferred recognition of revenue on approximately $3.0 million and $3.6 million, respectively, in product sales due to channel inventory levels, which contributed to our revenues being below analyst expectations. Furthermore, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts’ forecasts for the quarter.
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
IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW
     The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 59% and 54% of net revenues for the three and nine months ended September 30, 2007, respectively, compared to 52% and 53% for the three and nine months ended September 30, 2006, respectively, and 53% of net revenues for the year ended December 31, 2006. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.
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
SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST
     A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In the three months ended September 30, 2007, sales to two indirect channel customers, Alternative Technology, Inc., Alternative Technology, and Westcon, Inc., Westcon, accounted for 22% and 16% of net revenues, respectively. In the nine months ended September 30, 2007, sales to two indirect channel customers, Alternative Technology and Westcon,, accounted for 26% and 16% of net revenues, respectively. In the three months ended September 30, 2006, sales to two customers, Alternative Technology and Westcon, accounted for 26%, and 16% of net revenues, respectively. In the nine months ended September 30, 2006, sales to two customers, Alternative Technology and Westcon, accounted for 24%, and 17% of net revenues, respectively. These customers are indirect channel partners, who in turn sell to a large number of value-added resellers, system integrators and other resellers. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

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
THE PENDING LITIGATION TO WHICH WE ARE A PARTY, INCLUDING ANY ADVERSE RESOLUTION OF SUCH LITIGATION MAY ADVERSELY IMPACT OUR BUSINESS
     On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. The court ordered the matter to arbitration, but retained jurisdiction over its order granting us injunctive relief. Valencia updated its arbitration demand so as to assert claims for breach of contract, copyright infringement, and violation of the Digital Millennium Copyright Act (“DMCA”), trade secret misappropriation, unfair competition and injunctive relief. We then brought a motion to dismiss Valencia’s copyright, DMCA and trade secret misappropriation claims, which motion was granted by the arbitrator. The arbitration is scheduled to begin October 29, 2007. We believe Valencia’s remaining claims are similarly without merit and intend to defend this matter vigorously. However, the results of litigation are inherently uncertain, and there can be no assurance that we will prevail. The costs and disruptions associated with the litigation with Valencia could have a material adverse effect on our business, financial condition and results of operations. Because Valencia is the sole provider of software development and maintenance services for our ReportCenter products, any disruption in our access to the development and maintenance services provided by Valencia could have a material adverse affect on us. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report and Note 6 of the Notes to the accompanying Condensed Consolidated Financial Statements.
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
CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income for the three and nine months ended September 30, 2007 and 2006, and may affect our stock price.
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
     In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities.
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
OUR INABILITY TO ATTRACT, INTEGRATE AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS
     Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, successfully integrate, retain and motivate high caliber key personnel. Competition for qualified personnel and management in the networking industry, including engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit our employees. With the exception of our CEO and CFO, we do not have employment contracts with any of our personnel. Our business will suffer if we encounter delays in hiring additional personnel as needed. In addition, if we are unable to successfully integrate new key personnel into our business operations in an efficient and effective manner, the attention of our management may be diverted from growing our business or we may be unable to retain such personnel. In September 2007 we hired a new Vice President of Worldwide Sales and Marketing.

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
FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS
     Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of September 30, 2007, we have 39 issued U.S. patents and 78 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 7th day of November, 2007.

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