Form 10-K
period 2007-12-31
PACKETEER INC
filed 2008-03-04
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Based on the closing sale price of the common stock on the Nasdaq Global Select Market (formerly the Nasdaq National Market) on June 29, 2007, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $245,941,492. Shares of common stock held by each officer and director and by each person known by the Registrant to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value, was 36,465,131 at February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the Registrant’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

PART I

ITEM 1.	BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A. Forward-looking statements in this report include, but are not limited to, those relating to future revenues, revenue growth and profitability, markets for our products, our ability to continue to innovate and obtain patent protection, operating expense targets, liquidity, new product development, the possibility of acquiring complementary businesses, products, services and technologies, the geographical dispersion of our sales, expected tax rates, our international expansion plans and our development of relationships with providers of leading Internet technologies. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below due to a number of factors, including the success of our new product introductions, particularly our acceleration related technologies, our ability to successfully compete in an increasingly competitive market, the perceived need for our products, our ability to convince potential customers of our value proposition, the costs of competitive solutions, our reliance on third party contract manufacturers, continued capital spending by prospective customers and macro economic conditions. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. Packeteer undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law. See “RISK FACTORS” appearing in Item 1A. Investors may access our filings with the Securities and Exchange Commission including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.packeteer.com, but the information on our website does not constitute part of this Annual Report.

OVERVIEW

We are a leading provider of WAN Application Delivery systems designed to deliver a comprehensive set of visibility, Quality of Service, or QoS, control, compression, application acceleration and branch office service capabilities to enterprise customers and service providers. For enterprise customers, our systems are designed to enable IT organizations to effectively deliver applications and performance, while providing measurable cost savings in WAN investments. For service providers, our systems are designed to provide a platform for delivering application-intelligent network services that provide application level visibility and QoS control, expanding revenue opportunities.

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

Further, changes in application delivery and networking technologies present additional issues for enterprises. Server consolidation, which involves removing of branch office servers and consolidating files and storage into data centers, exposes limitations in application protocols such as common internet file system, or CIFS, and network file system, or NFS. These file access protocols require a large number of round trips across the WAN to accomplish their tasks, resulting in slower performance. In addition, consolidation centralizes certain services, creating new traffic types from services that were once delivered locally.

The WAN/Application Bottleneck

The adoption of Fast Ethernet and Gigabit Ethernet technologies has reduced network congestion on the local area network, or LAN. Simultaneously, the deployment of fiber infrastructure in the service provider backbone has also reduced competition for bandwidth in that portion of the network. However, the bridge between the two, the WAN access link, is often constrained, expensive and difficult to upgrade, resulting in a bandwidth bottleneck.

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

Continue to Build Indirect Distribution Channels.  We currently have over 1,000 value-added resellers, distributors and systems integrators that sell our products in over 50 countries. We intend to continue to develop and support new reseller and distribution relationships, as well as to establish additional indirect channels with service providers and systems integrators. We believe this strategy will enable us to increase the worldwide deployment of our products.

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

Focus on a Comprehensive Solution for Branch Office IT Services Where Applications Have Been Consolidated Into Data Centers.  Our iShaper and iShared products are designed to provide optimal solutions for organizations that have consolidated applications for branch offices at centralized data centers. The appliances that are implemented in the branch allow for consolidation of link optimization and general-purpose IT services that are fully compatible with the Microsoft file system and Windows operating system services. These products provide improvement to end user access to files using the CIFS protocol, while being compliant with Microsoft’s file handling methodologies. In addition, the iShaper product adds a complete set of visibility, QoS, control, compression and application acceleration features while also supporting Microsoft services like DHCP and print services all within a single branch office appliance.

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

IntelligenceCenter is a management framework and reporting tool that is designed to allow centralized management of all Packeteer appliances from a single location, aggregate metrics from large deployments and create organization-wide reports to manage trends and provide support for capacity planning and usage analysis. IntelligenceCenter lowers the cost of ownership for large deployments of PacketShaper appliances, improves the quality of information and eases administrative overhead.

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

iShaper combines the capabilities of iShared and PacketShaper into a single appliance. It is well suited for enterprises that have consolidated applications used in branch offices into a centralized data center, where the goal is to have as few appliances as possible in each branch office location.

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

CUSTOMERS

We sell all of our products primarily through an established network of more than 1,000 distributors, value-added resellers and system integrators in more than 50 countries, complemented by our direct sales organization. In 2007, sales to Alternative Technology, Inc. and Westcon, Inc. accounted for 25% and 16% of net revenues, respectively. These customers are distributors, who in turn sell to a large number of value-added resellers, system integrators and other resellers.

MANUFACTURING

We outsource all of our manufacturing, including warranty repair. Outsourcing our manufacturing enables us to reduce fixed costs and to provide flexibility in meeting market demand. We currently rely on our longstanding contract manufacturer, SMTC Manufacturing Corporation, or SMTC, located in San Jose, California, and our original equipment manufacturer, or OEM, Lanner Electronics, Inc, or Lanner, located in Taiwan, and to a lesser extent two additional manufacturers, for all of our manufacturing requirements. The manufacturing processes and procedures for these manufacturers are ISO certified.

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

We have a number of marketing programs to support the sale and distribution of our products and educate existing and potential enterprise and service provider customers about the benefits of our products. Our marketing efforts include publication of technical, educational and business articles in industry magazines, participation in tradeshows, conferences and technology seminars, electronic marketing, including web site- based communication programs, electronic newsletters and on-line end user seminars; and focused advertising, direct mail, public relations and analyst outreach.

As of December 31, 2007, our worldwide sales and marketing organization consisted of 181 individuals, including managers, sales representatives and technical and administrative support personnel. We have domestic sales offices located throughout the United States. In addition, we have international sales offices located throughout Europe and the Asia Pacific region, and in Japan, Canada, Brazil and Mexico.

We believe there is a strong international market for our products. Our international sales are conducted primarily through our overseas offices. Sales to customers outside of the Americas accounted for 55%, 53%, and 53% of net revenues in 2007, 2006, and 2005, respectively.

RESEARCH AND DEVELOPMENT

As of December 31, 2007, our research and development organization consisted of 136 employees providing expertise in different areas of our software control and compression technologies, classification, central management, user interface, platform engineering and protocol acceleration. Since inception, we have focused our research and development efforts on developing and enhancing our WAN Application Delivery solutions. In 2007, 2006, and 2005, we spent $37.5 million, $30.6 million, and $21.8 million, respectively, on research and development efforts. During 2007, our major research and development programs included creating a unified branch office appliance, iShaper, a unified central management system, IntelligenceCenter, and a high speed product architecture, of which the Talon TC30, launching in 2008, will be the first product. In addition, we released new versions of iShared, Mobiliti, SkyX, and PacketShaper products, which included new features and capabilities.

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

COMPETITION

The WAN Application Delivery market in which we compete is a rapidly evolving and highly competitive sector of the WAN Application Optimization market. We expect competition to persist and intensify in the future as our sector becomes subject to increasing industry focus. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Juniper Networks, other switch/router vendors, Blue Coat Systems and Riverbed Technology in the wide area file systems market segment, Citrix System through their Orbital Data acquisition, security vendors and several small private companies that sell products that utilize competing technologies to provide monitoring or bandwidth management, compression and acceleration. We expect this competition to continue to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. Although none of these companies currently offer an integrated visibility, control and compression solution such as our WAN Application Delivery system, Cisco and other network equipment providers have announced products or strategies which, if released, could be directly competitive with our products. Our products compete for information technology budget allocations with products that offer monitoring technologies, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Delivery solutions.

We believe the principal competitive factors in the WAN Application Delivery market are:

•	ability to address the broad range of applications that enterprises must deliver, including ERP, financial transactions, voice, video, file access and many more;

•	products to suit every required delivery point;

•	expertise and in-depth knowledge of applications;

•	ability to ensure end user performance in addition to aggregate performance of the WAN access link;

•	ability to integrate in the existing network architecture without requiring network reconfigurations or desktop changes;

•	timeliness of new product introductions;

•	ability to compress traffic without decreasing throughput, performance or network capacity;

•	ability to integrate traffic classification, management, reporting and acceleration into a single platform; and

•	compatibility with industry standards.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2007, we have 43 issued U.S. patents and 78 pending U.S. patent applications. We cannot assure you that our means of protecting our proprietary rights in the U.S. or abroad will be adequate or that competitors will not independently develop similar technologies. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. We cannot assure you that any issued patent will preserve our proprietary position, or that competitors or others will not develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

EMPLOYEES

As of December 31, 2007, we employed a total of 428 full-time equivalent employees. Of the total number of employees, 136 were in research and development, 162 in sales and system engineering, 19 in marketing, 73 in customer support and operations and 38 in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment by us.

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

Our revenues for a particular quarter are difficult to predict. Our revenues may grow at a slower rate than in past periods, or may decline. In the past, revenue fluctuations resulted primarily from variations in the timing, volume and mix of products sold and variations in channels through which products were sold. For example, for the year ended December 31, 2007, we believe that our revenues were adversely impacted by a changing and increasingly competitive marketplace, as well as product transition issues associated with our greater focus on acceleration related technologies and new product introductions. In addition, for the three months ended June 30, 2007 and the three months ended September 30, 2005 we deferred recognition of revenue on approximately $3.0 million and $3.6 million, respectively, in product sales due to channel inventory levels, which contributed to our revenues being below analyst expectations. Furthermore, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts’ forecasts for the quarter.

Our operating expenses may fluctuate between quarters due to the timing of spending and contribute to the variability in our quarterly results. For example, research and development expenses, specifically prototype expenses, consulting fees and other program costs, have fluctuated relative to the specific stage of product development of the various projects underway. Sales and marketing expenses have fluctuated due to the timing of specific events such as sales meetings or tradeshows, or the launch of new products. Additionally, operating costs outside the United States are incurred in local currencies, and are remeasured from the local currency to the U.S. dollar upon consolidation. As exchange rates vary, these operating costs, when remeasured, may differ from our prior performance and our expectations. In addition, because we plan our operating expense levels based primarily on forecasted revenue levels, these expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue, such as we experienced in 2007, could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Tax rates can vary significantly based upon the geographical mix of the markets in which our products are sold and may also cause our operating results to fluctuate. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Part II of this report for detailed information on our operating results.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO OFFER, OR MAY IN THE FUTURE OFFER, COMPETING TECHNOLOGIES

We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future as our sector becomes subject to increasing industry focus. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Juniper Networks and other switch/router vendors, Blue Coat Systems and Riverbed Technology in the wide area file systems market segment, Citrix System through their acquisition of Orbital Data, security vendors and several small private companies that sell products that utilize competing technologies to provide monitoring or bandwidth management, compression and acceleration. We expect this competition to increase particularly due to the anticipated requirement from enterprises to consolidate more functionality into a single appliance. Additionally, as more companies enter the acceleration technology market, there could be increased marketplace confusion regarding the differentiation of our products. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Also, merger and acquisition activity by other companies can and has created new perceived competitors. Additionally, we face indirect competition from companies that offer enterprise customers and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for WAN Application Delivery solutions.

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

Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products and features that address customer requirements in a cost-effective manner. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or solutions will not supplant our approach. The WAN Application Delivery solutions market is characterized by ongoing technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of new products, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Developments in router-based queuing schemes or alternative acceleration or compression technologies could also significantly reduce demand for our products. Our future success will depend in part upon our ability to:

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

Most of our revenues have been derived from sales of our WAN Application Delivery systems and related maintenance and training services. We currently expect that our system-related revenues will continue to account for a substantial percentage of our revenues for the foreseeable future. Our future operating results are significantly dependent upon the continued market acceptance of our products and enhanced applications. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to successfully develop and market improvements to our products or new and enhanced products. A decline in demand for our WAN Application Delivery systems as a result of competition, technological change or other factors would harm our business.

INTRODUCTION OF OUR NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS OR COULD RESULT IN LONGER SALES CYCLES WHICH COULD HARM OUR OPERATING RESULTS

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. In addition, as a result of new product introductions, customers may take longer to evaluate products, which may result in longer sales cycles. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

IF OUR INTERNATIONAL SALES EFFORTS ARE UNSUCCESSFUL, OUR BUSINESS WILL FAIL TO GROW

The failure of our indirect partners to sell our products internationally will harm our business. Sales to customers outside of the Americas accounted for 55%, 53% and 53% in 2007, 2006 and 2005, respectively. Our ability to grow will depend in part on the expansion of international sales, which will require success on the part of our resellers, distributors and systems integrators in marketing our products.

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

Our products are complex, and there can be no assurance that the sales training programs that are offered to our sales channel partners will be effective. In addition, our indirect channel partners may not market our products effectively, receive and fulfill customer orders of our products on a timely basis or continue to devote the resources necessary to provide us with effective sales, marketing and technical support for our products and services for reasons unrelated to training. In order to support and develop leads for our indirect distribution channels, we plan to continue to expand our field sales and support staff as needed. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors.

Our indirect channel partners do not have minimum purchase or resale requirements, and may cease selling our products at any time. In addition, our indirect channel agreements are generally not exclusive and one or more of our channel partners may market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of products competitive to ours. In addition, they may compete directly with another channel partner for the sale of our products in a particular region or market, which could cause such channel partners to stop or reduce their efforts in marketing our products. There is no assurance that we will retain these indirect channel partners or that we will be able to secure additional or replacement indirect channel partners in the future. The loss of one or more of our key indirect channel partners in a given geographic area could harm our operating results within that area, as new indirect channel partners typically require extensive training and take several months to achieve acceptable productivity. Our inability to effectively establish, train, retain and manage our distribution channel would harm our sales.

We also depend on many of our indirect channel partners to deliver first line service and support for our products. Any failure on their part to provide such service and support could adversely impact customer satisfaction with us or our products and services due to delays in maintenance and replacement, decreases in our customers’ network availability and other losses. These occurrences could result in the loss of customers and repeat orders and could delay or limit market acceptance of our products, which would negatively affect our sales and results of operations.

SALES TO LARGE CUSTOMERS WOULD BE DIFFICULT TO REPLACE IF LOST

A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partner or unexpected returns from these indirect channel partners could harm our business. In 2007, sales to two indirect channel customers, Alternative Technology, Inc., Alternative Technology, and Westcon, Inc., Westcon, accounted for 25% and 16% of net revenues, respectively. In 2006, sales to Alternative Technology and Westcon accounted for 23% and 18% of net revenues, respectively. In 2005, sales to Alternative Technology and Westcon accounted for 22% and 13% of net revenues, respectively. At December 31, 2007, Alternative Technology and Westcon accounted for 18% and 15% of accounts receivable, respectively. These customers are indirect channel partners, who in turn sell to a large number of value-added resellers, system integrators and other resellers. In addition, as an increasing portion of our revenues is derived from larger unit sales, the timing of such sales can have a material impact on quarterly performance. As a result, a delay in completion of large deals at the end of a quarter can result in our missing analysts forecasts for the quarter. We expect that our largest customers in the future could be different from our largest customers today. End users could stop purchasing and indirect channel partners could stop marketing our products at any time. We cannot assure you that we will retain our current indirect channel partners or that we will be able to obtain additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter could harm our operating results.

ANY ACQUISITIONS WE MAKE COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS

We have made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. For example, in May 2006 we announced our acquisition of Tacit Networks, and in December 2004 we announced our acquisition of Mentat. There are risks involved in these activities, including but not limited to:

•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	limitations on our ability to retain acquired distribution channels and customers;

•	diversion of management’s attention and disruption of our ongoing business;

•	difficulties in managing product development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration tools;

•	the potential product liability associated with selling the acquired company’s products; and

•	the potential write-down of impaired goodwill and intangible and other assets. In particular, we recorded approximately $57.5 million in goodwill related to the acquisition of Tacit and $9.5 million in goodwill related to the acquisition of Mentat. Goodwill will be subject to impairment testing rather than being amortized over a fixed period. The Company monitors its current market capitalization ($223 million at December 31, 2007) as compared to total stockholders’ equity ($162 million at December 31, 2007) and other triggers of impairment. To the extent that the Company’s business does not remain competitive, some or all of the goodwill could be charged against future earnings.

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

We currently rely on our longstanding contract manufacturer, SMTC, located in San Jose, California, and our OEM, Lanner, located in Taiwan, and to a lesser extent two additional manufacturers, for all of our manufacturing requirements. Either we or SMTC, Lanner and our other third-party manufacturers may terminate our contract with them without cause at any time. Third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have these third party manufacturers, or others, manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

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

IF WE ARE UNABLE TO FAVORABLY ASSESS THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, OR IF OUR INDEPENDENT AUDITORS ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION REPORT ON OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on the effectiveness of our internal control over financial reporting in each of our annual reports. In addition, our independent auditor must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources.

We had material weaknesses in internal control over financial reporting as of December 31, 2006 and 2005. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future years we may discover areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting as of December 31, 2008 or beyond, or our independent auditors may be unable to provide an unqualified attestation report on our internal control over financial reporting. If this occurs, investor confidence and our stock price could be adversely affected.

CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS

New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. Furthermore, guidance related to the expensing of the fair value of equity instruments provided to employees in SFAS No. 123(R), “Share Based Payments,” has materially adversely affected operating and net income for 2007 and 2006, and may affect our stock price. Also, SFAS No. 141R, “Business Combinations”, is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

CHANGES IN OR INTERPRETATIONS OF TAX RULES AND REGULATIONS MAY ADVERSELY AFFECT OUR EFFECTIVE TAX RATES.

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

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. As of December 31, 2007, we have 43 issued U.S. patents and 78 pending U.S. patent applications. Currently, none of our technology is patented outside of the United States. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products. Despite our efforts to protect our proprietary rights and technologies unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.

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

WE ARE CURRENTLY IMPLEMENTING UPGRADES TO KEY INTERNAL IT SYSTEMS, AND PROBLEMS WITH THE DESIGN OR IMPLEMENTATION OF THESE SYSTEMS COULD INTERFERE WITH OUR BUSINESS AND OPERATIONS.

We have initiated a project to upgrade certain key internal IT systems, including our company-wide ERP system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new systems, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, file SEC reports in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of these new systems may be much more costly than we anticipate. If we are unable to successfully design and implement these new systems as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Our charter documents and Section 203 of the Delaware General Corporation Law could discourage, delay or prevent a third- party or a significant stockholder from acquiring control of Packeteer. In addition, provisions of our certificate of incorporation may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving Packeteer. Any of these anti-takeover provisions could lower the market price of the common stock and could deprive our stockholders of the opportunity to receive a premium for their common stock that they might otherwise receive from the sale of Packeteer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease approximately 105,000 square feet of administrative and research and development facilities in Cupertino, California under a lease that expires in December 2014. We also lease sales offices in various locations throughout the United States, as well as additional research and development facilities in Los Angeles, California and South Plainfield, New Jersey. Our international leased offices include a research and development facility located in Canada and sales and support offices in Europe, the Asia Pacific region and Japan. We believe that our future growth can be accommodated by current facilities or by leasing the necessary additional space.

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

A special committee of the board of directors has authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement, which was subject to approval by the Court. On August 31, 2005, the Court preliminarily approved the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and on April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement in light of the Second Circuit’s decision. We do not currently believe that the outcome of this proceeding will have a material adverse impact on our financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2007, as we believe a loss is neither probable nor estimable.

On June 22, 2006, we filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for us. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. We were granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court ordered the matter to arbitration, but retained jurisdiction to enforce its injunctive order. In October 2006, Valencia amended its arbitration demand to include causes of action for copyright infringement, violation of the Digital Millennium Copyright Act, or DMCA, trade secret misappropriation and unfair competition. Prior to the arbitration hearing, the arbitrator dismissed Valencia’s copyright, DMCA and trade secret misappropriation causes of action. After the arbitration hearing and post-hearing briefs, the arbitrator issued the final award on January 22, 2008. The award finds that Valencia’s claims were without merit and denies any and all relief requested by Valencia. In addition, the award finds that Valencia breached the Software License and Development Agreement. The award also confirms that all actions taken by us as a result of Valencia’s breach were proper and authorized and requires Valencia to pay a portion of our attorney fees related to the dismissal of Valencia’s copyright claim.

In the three months ended December 31, 2007, we resolved our tax disputes with the Internal Revenue Service with respect to our federal income tax returns for 2003 through 2005. We will utilize certain pre-existing federal net operating loss carryforwards, or NOLs, to offset essentially all of the increases in taxable income resulting from these resolutions. In addition, in connection with these resolutions, we will pay approximately $0.5 million relating to federal alternative minimum tax, certain state taxes and associated interest. See Note 6 of the Notes to the Consolidated Financial Statements for additional disclosure.

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

	High	Low

2007:
Fourth Quarter	$9.28	$5.89
Third Quarter	8.42	6.59
Second Quarter	12.57	7.81
First Quarter	13.78	11.65
2006:
Fourth Quarter	$13.85	$8.55
Third Quarter	11.81	7.91
Second Quarter	14.18	10.15
First Quarter	13.80	8.01

As of February 27, 2008, there were approximately 278 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq Composite Index and the Nasdaq Computer Manufacturers Industry Index for the period commencing December 31, 2002 and ending on December 31, 2007. The past performance of our Common Stock is no indication of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
FROM DECEMBER 31, 2002 THROUGH DECEMBER 31, 2007(1)
Among Packeteer, The Nasdaq Composite Index
And The Nasdaq Computer Manufacturers Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/29/06	12/31/07
Packeteer, Inc.	100.00	247.52	210.64	113.27	198.25	89.80
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Computer Manufacturers	100.00	162.04	170.46	159.04	197.20	247.15

(1)	The graph assumes that $100 was invested in our Common Stock and in each index on December 31, 2002, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues	$144,461	$145,123	$112,941	$92,437	$72,723
Product and service costs	42,764	36,935	27,738	22,837	17,036
Amortization of purchased intangible assets	2,536	2,150	1,557	38	—

Gross profit	99,161	106,038	83,646	69,562	55,687
Operating expenses:
Research and development	37,542	30,646	21,778	14,973	12,202
Sales and marketing	67,906	57,889	38,276	35,504	26,433
General and administrative	16,988	13,949	7,222	6,061	5,494
In-process research and development	—	1,800	—	—	—

Total operating expenses	122,436	104,284	67,276	56,538	44,129

Income (loss) from operations	(23,275)	1,754	16,370	13,024	11,558
Other income, net	3,359	3,932	2,913	1,127	701

Income (loss) before provision (benefit) for income taxes	(19,916)	5,686	19,283	14,151	12,259
Provision (benefit) for income taxes	5,664	782	125	(383)	1,226

Net income (loss)	$(25,580)	$4,904	$19,158	$14,534	$11,033

Basic net income (loss) per share	$(0.71)	$0.14	$0.57	$0.44	$0.35

Diluted net income (loss) per share	$(0.71)	$0.14	$0.55	$0.42	$0.32

Shares used in computing basic net income per share	36,007	34,848	33,823	32,994	31,634

Shares used in computing diluted net income per share	36,007	35,740	35,065	34,502	34,364

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$77,779	$76,557	$122,677	$92,197	$86,707
Working capital	55,069	52,379	103,961	73,171	75,273
Total assets	219,605	216,968	168,657	137,792	104,699
Deferred revenue	31,934	29,104	22,115	16,157	9,592
Total stockholders’ equity	161,511	159,509	128,607	101,959	83,418

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net revenues for 2007 were $144.5 million, a slight decrease from net revenues for 2006 of $145.1 million. Product revenues decreased to $97.8 million from $110.1 million, or 11%, in 2007 compared to 2006. We believe the shortfalls in product revenues were primarily the result of a changing and increasingly competitive environment. In addition, during 2007 we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, including our new iShaper products, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007.

We believe that our current value proposition, which enables our enterprise customers to get more value out of existing network resources and improved performance of their critical applications, should allow us to grow our business. Our growth rate and net revenues depend significantly on continued growth in the WAN Application Delivery market, the success of our new product introductions, particularly our acceleration related technologies, and our ability to successfully compete in an increasingly competitive market and develop and maintain strong partnering relationships with our indirect channel partners. Our growth in service revenues is dependent upon increasing the number of units under maintenance, which is dependent on both growing our installed base and renewing existing maintenance contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our product in the marketplace, as well as the timing and size of orders and shipments, product mix, average selling price of our products, availability of product enhancements and general economic conditions. Our failure to successfully convince the market of our value proposition and maintain strong relationships with our indirect channel partners to ensure the success of their selling efforts on our behalf, would adversely impact our net revenues and operating results. Our future revenue and profitability may also be impacted by future acquisitions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, revenue recognition, sales returns, inventory valuation, rebate and warranty reserves, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

We defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. We obtain channel inventory data from our distributors and have developed a history of our product returns upon which we base our estimate. No amounts were deferred under this policy as of December 31, 2007 or 2006.

We have analyzed all of the elements included in our multiple element arrangements and have determined that we have sufficient vendor specific objective evidence, or VSOE, of fair value to allocate revenue to the maintenance component of our product and to training. VSOE of fair value is based upon separate sales of maintenance renewals and training to customers. Accordingly, assuming all other revenue recognition criteria are met, revenue from product sales is recognized upon delivery using the residual method in accordance with SOP 98-9. Revenue from maintenance is recognized ratably over the maintenance term and revenue from training is recognized when the training has taken place. To date, training revenues have not been material.

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

Valuation of long-lived and intangible assets and goodwill.  We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have only one Reporting Unit. Goodwill is tested for impairment annually on December 1 in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there is an impairment loss. We do not have any goodwill that we consider to be impaired.

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

Allowance for doubtful accounts.  The allowance for doubtful accounts reduces trade receivables to the amount that is ultimately believed to be collectible. When evaluating the adequacy of the allowance for doubtful accounts, management reviews the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends.

Sales return reserve.  In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” management must use judgment and make estimates of potential future product returns related to current period product revenue. When providing for sales return reserves, we analyze historical return rates, as we believe they are the primary indicator of possible future returns. Material differences may result in the amount and timing of our revenues if for any period actual returns differ from our judgments or estimates. The sales return reserve balances at December 31, 2007 and 2006 were $2.4 million and $2.5 million, respectively.

Rebate reserves.  Certain distributors and resellers can earn rebates under several of our programs. The rebates earned are recorded in accordance with Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)”. For established programs, our estimates for rebates are based on historical usage rates. For new programs, rebate reserves are calculated to cover our maximum exposure until such time as historical usage rates are developed. When sufficient historical experience is established, there may be a reversal of previously accrued rebates if actual rebate claims are less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program. Rebate reserves at December 31, 2007 and 2006 were $1.7 million and $2.3 million, respectively.

Stock Based Compensation.  Effective January 1, 2006, we began accounting for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award, net of estimated forfeitures, and we have elected to use the graded-option method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. Prior to the implementation of SFAS 123(R), we accounted for stock options and Employee Stock Purchase Plan, or ESPP, shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted shares issued in connection with an acquisition was calculated based upon the fair market value of our common stock at the date of grant. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for additional information and related disclosures.

Accounting for Income Taxes.  We utilize the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109). Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows. SFAS 109 provides for the recognition of deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value.

Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to release a portion of the valuation allowance in 2007, 2006 and 2005. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of the implementation was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit.

We record liabilities for uncertain tax positions that could be challenged by taxing authorities that, in the Company’s judgment, do not meet the more likely than not threshold of being sustained upon examination, based on the facts, circumstances, and information available at the reporting date. The Company estimates and records the liability for uncertain tax positions considering the probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information available at the reporting date. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, may occur that would affect our recognition of liabilities for uncertain tax positions.

RESULTS OF OPERATIONS

The following table includes selected consolidated statements of operations data for all quarters of the periods indicated (in thousands, except per share amounts):

	2007
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Net revenues	$40,906	$36,385	$32,442	$34,728
Gross profit	29,041	24,811	22,521	22,788
Loss from operations	(3,329)	(3,950)	(8,129)	(7,867)
Net income (loss)	(11,970)	(1,895)	(5,628)	(6,087)
Basic net income (loss) per share	(0.33)	(0.05)	(0.16)	(0.17)
Diluted net income (loss) per share	(0.33)	(0.05)	(0.16)	(0.17)

	2006
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Net revenues	$42,683	$35,986	$34,169	$32,285
Gross profit	29,930	26,062	25,580	24,466
Income (loss) from operations	(637)	(1,357)	(386)	4,134
Net income (loss)	894	301	(805)	4,514
Basic net income (loss) per share	0.03	0.01	(0.02)	0.13
Diluted net income (loss) per share	0.02	0.01	(0.02)	0.13

OVERVIEW OF RESULTS OF OPERATIONS FOR 2007

Net revenues for 2007 were $144.5 million, a slight decrease from net revenues for 2006 of $145.1 million. Product revenues decreased to $97.8 million from $110.1 million, or 11%, during 2007 compared to 2006. We believe the shortfalls in product revenues were primarily the result of a changing and increasingly competitive environment. In addition, during 2007, we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, including our new iShaper products, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007.

During 2007 gross profit was $99.2 million, or 69% of net revenues, loss from operations was $23.3 million and net loss was $25.6 million. During 2006 gross profit was $106.0 million, or 73% of net revenues, income from operations was $1.8 million and net income was $4.9 million. Included in cost of revenues and operating expenses for 2007 and 2006 was stock-based compensation expense of $11.9 million and $13.8 million, respectively, related to stock-based awards as determined in accordance with SFAS 123(R) and amortization of intangible assets of $3.8 million and $2.9 million, respectively. Also included in operating expenses for 2006 was $1.8 million of in-process research and development (IPR&D).

During 2007, we continued to invest in our operations, with operating expenses of $122.4 million. This represents an increase of $18.2 million, or 17%, from $104.3 million reported in 2006. Headcount at December 31, 2007 was 428, representing an increase of 7, or 2%, compared to 421 at December 31, 2006. Average headcount for

2007 was 452, representing an increase of 18%, compared to an average headcount of 382 for 2006. The primary reason for the increase in average headcount in the years was the May 2006 acquisition of Tacit.

During 2007, we used $1.7 million of cash in operating activities, compared to $20.4 million generated in the prior year. At December 31, 2007, we had cash, cash equivalents and investments of $77.8 million, accounts receivable of $27.4 million and deferred revenues of $31.9 million.

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. The financial data for the periods indicated includes the results of Tacit subsequent to May 16, 2006. These historical operating results are not necessarily indicative of the results for any future period:

	2007	2006	2005

Net revenues:
Product revenues	67.7%	75.9%	75.8%
Service revenues	32.3	24.1	24.2

Total net revenues	100.0	100.0	100.0
Cost of revenues:
Product costs	19.8	17.9	17.3
Service costs	9.8	7.5	7.2
Amortization of purchased intangible assets	1.8	1.5	1.4

Total cost of revenues	31.4	26.9	25.9
Gross margin	68.6	73.1	74.1
Operating expenses:
Research and development	26.0	21.1	19.3
Sales and marketing	47.0	39.9	33.9
General and administrative	11.7	9.6	6.4
In-process research and development	—	1.3	—

Total operating expenses	84.7	71.9	59.6

Income (loss) from operations	(16.1)	1.2	14.5
Interest and other income, net	2.3	2.7	2.6

Income before provision for income taxes	(13.8)	3.9	17.1
Provision for income taxes	3.9	0.5	0.1

Net income (loss)	(17.7)%	3.4%	17.0%

NET REVENUES

We derive our revenue from two sources, product revenues and service revenues. Product revenues consist primarily of sales of our WAN Application Delivery systems. Product revenues accounted for 68%, 76% and 76% of our net revenues in 2007, 2006 and 2005, respectively. Product revenues were $97.8 million in 2007, compared to $110.1 million in 2006 and $85.6 million in 2005. The decrease in product revenues from 2006 to 2007 of $12.4 million, or 11%, is primarily the result of a slight decrease in the number of hardware units shipped and a decrease in weighted average selling prices, partially offset by an increase in software units and upgrades sold. We believe the shortfalls in product revenues were primarily the result of a changing and increasingly competitive environment. In addition, during the first six months of 2007, we experienced product transition issues associated with our greater focus on acceleration related technologies and new product introductions, including our new iShaper products, as well as delayed completion of several product enhancements to our acceleration products prior to the end of the three months ended March 31, 2007. The increase in product revenues from 2005 to 2006 of $24.6 million, or 29%, was primarily the result of an increase in the number of units shipped and a slight increase in weighted average selling prices. In addition, $6.8 million of the increase in 2006 compared to 2005 related to revenue recognized from the sale of Tacit products.

Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Maintenance revenues, which are included in service revenues, are recognized on a daily basis over the life of the contract. The typical support term is twelve months, although multi-year contracts of up to five years are also sold. Service revenues increased to $46.7 million in 2007 from $35.0 million in 2006 and from $27.4 million in 2005, and accounted for 32%, 24%, and 24% of net revenues in 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 of $11.7 million, or 34%, was due primarily to increases in the number of units under maintenance contracts. The increase from 2006 to 2005 of $7.6 million, or 28%, was due primarily to an increase in the number of units under maintenance contracts, as well as revenue from Tacit maintenance contracts of $1 million.

Net sales by region were as follows (dollars in millions):

	2007		2006		2005
	($)	(%)	($)	(%)	($)	(%)

Americas*	$65.6	45	$67.6	47	$52.6	47
Asia Pacific	36.2	25	35.3	24	27.7	24
Europe, the Middle East and Africa (EMEA)	42.7	30	42.2	29	32.6	29

Total	$144.5	100	$145.1	100	$112.9	100

*	Primarily the United States.

We expect our geographic distribution of net revenues will be approximately the same in 2008 as we experienced in 2007.

A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. Indirect channel partners are distributors, who in turn sell to a large number of value-added resellers, system integrators and other resellers. The following table provides details of sales to individual customers, both of whom are distributors, who accounted for 10% or more of total revenues:

	2007	2006	2005

Alternative Technology, Inc	25%	23%	22%
Westcon, Inc	16%	18%	13%

At December 31, 2007, Alternative Technology and Westcon accounted for 18% and 15% of accounts receivable, respectively. At December 31, 2006, Alternative Technology and Westcon accounted for 18% and 23% of accounts receivable, respectively.

COST OF REVENUES

Our cost of revenues consists of the cost of finished products purchased from our contract manufacturers, overhead costs, inventory reserves, service support costs and amortization of purchased intangible assets.

We outsource all of our manufacturing. We design and develop a majority of the key components of our products, including printed circuit boards and software. In addition, we determine the components that are incorporated into our products and select the appropriate suppliers of these components. Our overhead costs consist primarily of personnel related costs for our product operations and order fulfillment groups and other product costs such as warranty and fulfillment charges. Service support costs consist primarily of personnel related costs for our customer support and training groups, as well as fees paid to third-party service providers to facilitate next business day replacement for end user customers located outside the United States. Additionally, we allocate overhead such as facilities, depreciation and IT costs to all departments based on headcount and usage. As such, general overhead costs are reflected in each cost of revenue and operating expense category. We must continue to work closely with our contract manufacturers as we develop and introduce new products and try to reduce production costs for existing products. To the extent our customer base continues to grow, we intend to continue to invest additional resources in our customer support group. We also expect that our fees to third-party services providers will continue to increase as our international base grows.

Cost of revenues was $45.3 million for 2007, an increase of $6.2 million, or 16%, from $39.1 million for 2006, compared to $29.3 million for 2005. Excluding the amortization of intangibles, the cost of revenues represented 30% of total net revenues for 2007, compared to 25% in 2006 and 26% in 2005.

Product costs increased $2.6 million, or 10%, to $28.6 million in 2007 from $26.0 million in 2006, compared to $19.6 million in 2005. Other product costs increased $3.0 million in 2007 from 2006, primarily as a result of inventory write-downs of $1.3 million, mostly related to excess inventory levels of certain products. During 2007 we recorded an inventory write-down of $0.7 million as a result of a reduction in market demand for one of our PacketShaper products. In addition, we identified $0.2 million of inventory that was determined to be obsolete due to design changes that resulted from changes in regulatory standards in certain European markets that impacted certain of our products. In addition, fulfillment costs increased $0.8 million and freight charges increased $0.4 million during 2007. Product manufacturing costs were slightly less in 2007 compared to 2006, reflecting a slight decrease in the number of hardware units shipped. The increase in product costs in 2006 from 2005 was primarily related to an increase in manufacturing costs of $4.1 million from 2005 due to increases in the number of units shipped, and to a lesser extent an increase in weighted average component cost. Other product costs increased $2.4 million in 2006 from 2005, primarily for overhead costs. Product costs for 2006 also included $0.4 million of stock-based compensation related to stock-based awards and an increase of $0.5 million in other personnel related costs due to increased headcount, as well as increases of $0.5 million in inventory write-downs, $0.3 million in warranty expense and $0.3 million in freight costs. Our gross margin on product revenues was 71% in 2007 compared to 76% in 2006 and 77% in 2005. The decrease in product margin in 2007 was primarily due to the increase in other product costs in both absolute dollar amounts and as a percentage of product revenues.

Service costs increased $3.2 million, or 30%, to $14.1 million for 2007 from $10.9 million in 2006 and $8.2 million in 2005. The increase in 2007 from 2006 includes an increase of $0.8 million in personnel costs due to increased headcount, $0.6 million in expensed support materials primarily related to new products, $0.5 million in increased facilities costs, and $0.8 million in third party logistics support costs. The increase in 2006 from 2005 includes $0.7 million of stock-based compensation related to stock option plans and the ESPP and increases of $1.2 million in other personnel costs due to increased headcount, and $0.2 million in expensed support materials. Our gross margin on service revenues was 70% in 2007 compared to 69% in 2006 and 70% in 2005.

In connection with the May 2006 acquisition of Tacit, we recorded $3.5 million of purchased intangible assets related to developed technology that are being amortized over their estimated useful lives of three years. In 2007 and 2006, amortization expense of $1.2 million and $0.8 million, respectively, related to these intangibles was included in cost of revenues. In connection with the acquisition of Mentat in 2004, we recorded $7.2 million of purchased intangible assets that are being amortized over their estimated useful lives of one to six years. Included in cost of revenues during 2007, 2006 and 2005 was $1.3 million, $1.4 million and $1.6 million, respectively, of amortization of these intangible assets.

OPERATING EXPENSES

Research and development, sales and marketing, and general and administrative expenses are summarized in the following table (in thousands, except percentages):

OPERATING EXPENSES (1)
(in thousands, except percentages)

			Variance	Variance			Variance	Variance
	2007	2006	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Research and development	$37,542	$30,646	$6,896	23%	$30,646	$21,778	$8,868	41%
Sales and marketing	67,906	57,889	10,017	17%	57,889	38,276	19,613	51%
General and administrative	16,988	13,949	3,039	22%	13,949	7,222	6,727	93%

Total	$122,436	$102,484	$19,952	19%	$102,484	$67,276	$35,208	52%

(1)	Excludes IPR&D.

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

Research and development expenses of $37.5 million in 2007 increased from $30.6 million in 2006 and from $21.8 million in 2005. The increased costs in 2007 from 2006 of $6.9 million were primarily due to personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, which increased $3.6 million as a result of an increase in average headcount partially offset by a decrease in bonuses of $0.8 million. Research and development headcount was 136 at December 31, 2007 compared to 146 at December 31, 2006 and 105 at December 31, 2005. Average headcount in 2007 increased 14% to 150, compared to 132 in 2006. The increase in average headcount for 2007 compared to the prior year was primarily due to the acquisition of Tacit. In addition, allocated corporate services and facilities costs increased $1.0 million due to increased headcount, hardware, software, prototype and beta test costs related to new product development increased $1.3 million and outside services increased $1.2 million from 2006.

Research and development expenses of $30.6 million in 2006 increased from $21.8 million in 2005. The increased costs in 2006 from 2005 were primarily due to increased personnel related expenses of $7.7 million, including amortization of stock-based compensation related to stock option plans and the ESPP of $3.9 million, and $3.8 million related to an increase in headcount, primarily resulting from the Tacit acquisition. In addition, allocated corporate services and facilities costs increased $0.8 million due to increased headcount and consulting fees increased $0.5 million from 2005. Research and development expenses represented 26%, 21% and 19% of net revenues in 2007, 2006 and 2005, respectively.

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

Sales and marketing expenses increased to $67.9 million in 2007 from $57.9 million in 2006. Personnel related expenses, consisting of salaries, employee benefits and stock-based compensation, increased $3.4 million as a result of an increase in average headcount. Sales and marketing headcount was 181 at December 31, 2007 compared to 164 at December 31, 2006 and 122 at December 31, 2005. Average headcount in 2007 increased 23% to 191, compared to 155 in 2006. The increase in average headcount for the year compared to the prior year was due to the May 2006 acquisition of Tacit, as well as the hiring of additional sales personnel in 2007. In addition, commissions expense increased $1.0 million in 2007 as a result of the increase in headcount as well as the implementation of new sales incentive programs. Travel and entertainment costs increased $2.5 million due to increased headcount and sales and marketing activities. Evaluation unit costs, primarily related to new product releases, increased $0.8 million and marketing communication program costs increased $0.7 million due to increased activities. Partially offsetting these increases was a $1.4 million decrease in various marketing programs as we introduced changes to our channel marketing programs in the second half of 2007. Additionally, in 2007, amortization expense of $1.3 million related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense, compared to $0.8 million in 2006.

Sales and marketing expenses increased to $57.9 million in 2006 from $38.3 million in 2005. The increase reflected personnel related costs and various marketing program related costs. Personnel related costs in 2006 included an increase in stock-based compensation related to stock option plans and the ESPP of $5.2 million and an increase in salaries, commissions, bonuses and employee benefits of $7.6 million due primarily to the increase in headcount and increased sales commissions. This reflects an increase in sales and marketing headcount, primarily resulting from the Tacit acquisition. Also included in personnel related costs in 2006 were severance costs of $0.6 million. The increase in 2006 from 2005 also reflected increases in travel and entertainment of $1.8 million, consulting and outside service costs of $1.6 million, demonstration unit costs of $0.8 million, and channel marketing program costs of $0.8 million, resulting from increased headcount and sales and marketing activities. Additionally, in 2006, amortization expense of $0.8 million related to intangible assets purchased in the Tacit acquisition was included in sales and marketing expense. Sales and marketing expenses represented 47%, 40% and 34% of net revenues in 2007, 2006 and 2005, respectively.

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

General and administrative expenses increased to $17.0 million in 2007 from $13.9 million in 2006. The increase was primarily due to an increase in personnel related expenses, consisting of salaries, temporary help, employee benefits and stock-based compensation of $1.7 million. General and administrative headcount was 38 at December 31, 2007, compared to 35 at December 31, 2006 and 28 at December 31, 2005. Average headcount in 2007 increased 15% to 38, compared to 33 in 2006. In addition, professional and consulting fees increased $2.3 million, primarily for accounting, legal, human resource and tax related matters. Depreciation expense increased $0.7 million, due to property and equipment acquisitions, and facilities related expenses increased $1.0 million, primarily due to increased rent expense related to the renewal of the lease on our Cupertino headquarters. Partially offsetting these increases were a decrease in bad debt expense of $0.4 million and an increase of $2.0 million in corporate services and facilities costs allocated out to other departments as a result of changes in the departmental headcount mix.

General and administrative expenses increased to $13.9 million in 2006 from $7.2 million in 2005. The increase in 2006 of $6.7 million, or 93%, from 2005 was primarily due to personnel related costs, including an increase in stock-based compensation related to stock option plans and the ESPP of $3.0 million, and an increase in salaries and employee benefits of $1.2 million, due primarily to an increase in headcount. In addition, professional fees increased $2.0 million, primarily for accounting, legal and tax related matters. In addition, depreciation and other facilities related expenses increased $0.7 million. General and administrative expenses represented 12%, 10% and 6% of net revenues in 2007, 2006 and 2005, respectively.

IN-PROCESS RESEARCH AND DEVELOPMENT

Our methodology for allocating the purchase price relating to the Tacit acquisition to IPR&D was determined through established valuation techniques in the high-technology networking product industry. IPR&D expense for 2006 was $1.8 million for acquired IPR&D related to the acquisition of Tacit. IPR&D was expensed upon the closing of the acquisition during the three months ended June 30, 2006 because technological feasibility had not been established and no future alternative uses existed. The fair value of the existing purchased technology, as well as the technology under development, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality. There was no IPR&D expense for any period other than 2006.

The IPR&D expense for 2006 related primarily to projects associated with Tacit’s iShared WAN optimization technology (including the hardware appliance and the related software) enhancements and upgrades. The projects identified as in-process technology are those that were underway at the time of the Tacit acquisition and, at the date of acquisition, required additional effort to establish technological feasibility. The successful completion of these projects was a significant risk at the date of acquisition due to the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized. The technologies were successfully completed in 2006. We incurred approximately $1 million in costs to complete the project as compared to our initial estimate of $0.2 million.

INTEREST AND OTHER INCOME, NET

			Variance	Variance			Variance	Variance
	2007	2006	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Interest income	$3,547	$4,020	$(473)	(12)%	$4,020	$3,046	$974	32%
Other expense, net	(188)	(88)	(100)	(114)%	(88)	(133)	45	34%

Total	$3,359	$3,932	$(573)	(15)%	$3,932	$2,913	$1,019	35%

Interest and other income, net, consists primarily of investment income from our cash, cash equivalents and investments. The decrease in 2007 from 2006 was primarily due to lower average balances of invested funds, partially offset by increased investment yields. The increase in 2006 from 2005 was due to increased investment yields, partially offset by lower average balances of invested funds. Our cash equivalents and investments were $71.6 million, $67.1 million and $119.6 million at December 31, 2007, 2006 and 2005, respectively. The average interest rates earned for 2007, 2006 and 2005 were 5.11%, 4.84% and 3.04%, respectively.

INCOME TAX PROVISION

The 2007 tax provision of $5.7 million included a charge of $9.7 million related to the settlement of our IRS tax examination, which was finalized in the three months ended December 31, 2007. Absent this item, we would have recorded a tax benefit of approximately $4 million, (or 20% of the loss before provision for income taxes,) primarily as a result of the generation of tax losses and tax credits.

We recorded a tax provision for 2006 of $0.8 million, reflecting an effective tax rate for the year of 14%. The tax provision for 2006 reflected a $2.6 million increase in income tax reserves relating to transfer pricing exposure, the impact of $1.8 million of non-deductible IPR&D, and a $1 million tax benefit resulting from our revision of our original estimate of the 2005 tax provision upon preparation of the related tax return in 2006, partially offset by other adjustments. Absent these items, we would have recorded a tax benefit of approximately $1.4 million, which is primarily related to the generation of tax credits. Our tax provision for 2007 was impacted by a relative increase in losses subject to taxation in countries that have lower statutory rates, compared to 2006.

For 2005, we recorded a tax provision of $0.1 million reflecting the release of $3.2 million of our valuation allowance on deferred tax assets. Without the release, our effective rate would have been approximately 17% instead of the 1% provision that we reported. Our tax provision in 2006 was also impacted by a relative decrease in earnings subject to taxation in countries that have lower statutory tax rates and an increase in non-deductible stock compensation, compared to 2005.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 6 to our Consolidated Financial Statements.

As of December 31, 2007, we had approximately $3.7 million of total unrecognized tax benefits, all of which would favorably affect our effective tax rate, if recognized. In the three months ended December 31, 2007, we entered into an agreement with the IRS related to its examination of the 2003 and 2004 tax returns as well as certain issues impacting the 2005 tax year, and we subsequently completely resolved the IRS tax examination for 2005. As a result of these resolutions, we utilized certain pre-existing federal net operating loss carryforwards to offset essentially all of the increase in taxable income. In addition, in connection with these resolutions, we paid approximately $0.5 million relating to federal alternative minimum tax, certain state taxes and associated interest. See Note 6 to the accompanying Consolidated Financial Statement for additional information. We currently do not expect any additional material changes to unrecognized tax positions within the next twelve months.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, and non-tax deductible stock compensation expenses. We carefully monitor these factors and timely adjust the effective income tax rate accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. Subsequently, the FASB provided for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We have not determined the effect that the adoption of SFAS 157 will have on our consolidated results of operations, financial condition or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for us on January 1, 2008. We have not determined the effect that the adoption of FAS 159 will have on our consolidated results of operations, financial condition or cash flows.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments.  The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments (in thousands):

	December 31,
			Increase
	2007	2006	(Decrease)

Cash and cash equivalents	$40,926	$39,640	$1,286
Investments	36,853	36,917	(64)

Total	$77,779	$76,557	$1,222

The cash and cash equivalents balance increased $1.3 million from December 31, 2006 due to activities in the following areas (in thousands).

Net cash used in operating activities	$(1,656)
Net cash used in investing activities	(3,755)
Net cash provided by financing activities	6,697

Net change in cash and cash equivalents	$1,286

During 2007, cash was primarily provided by proceeds from the issuance of stock through option exercises and the ESPP totaling $6.1 million. During 2007 we used $3.6 million in cash for purchases of property and equipment. In addition, although we recorded a net loss of $25.6 million, we used only $1.7 million of cash in operations primarily due to $27.6 million, net, of adjustments for non-cash items (primarily depreciation and amortization, stock-based compensation and excess tax benefits from stock-based compensation plans, partially offset by deferred income tax charges) and a $3.7 million net decrease in operating assets and liabilities. Our primary uses of cash for net working capital included an increase in inventories and decreases in accounts payable and income taxes payable, partially offset by decreases in accounts receivable and an increase in deferred revenue.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the linearity of shipments, accounts receivable collections, inventory balances and excess tax benefits from stock-based compensation. Linearity is a measure of the level of shipments throughout a particular quarter.

Accounts receivable, net.  The following table summarizes our accounts receivable, net (in thousands).

	December 31,
	2007	2006	Decrease

Accounts receivable, net	$27,353	$31,743	$(4,390)

The decrease in net accounts receivable was due to primarily to decreased sales in the three months ended December 31, 2007 compared to the three months ended December 31, 2006, as well as improved shipment linearity in the three months ended December 31, 2007 compared to the comparable period in the prior year. Days sales outstanding (DSO) as of December 31, 2007 of 62 days was down from DSO of 68 days as of December 31, 2006. Our DSO is primarily impacted by shipment linearity and the results of collections of accounts receivable. A steady level of shipments and good collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO. In addition, material changes in the level of maintenance billings, in relation to the amortization of the related deferred revenue, and deferred revenue from product revenue, if any, will impact our DSO.

Deferred Revenue.  The following table summarizes our deferred revenue, net (in thousands).

	December 31,
	2007	2006	Increase

Current deferred revenue	$26,136	$23,931	$2,205
Long-term deferred revenue	5,798	5,173	625

Total	$31,934	$29,104	$2,830

The increase in deferred service revenue reflects the impact of the increase in the number of units under maintenance contract and renewals, partially offset by the ongoing amortization of deferred maintenance revenue. In addition, we defer recognition of revenue on inventory in the distribution channel in excess of a certain number of days. We recognize these revenues, as well as the associated costs, when the inventory levels no longer exceed expected supply. At December 31, 2007 and 2006, no revenues were deferred under this policy.

Contractual Obligations

We have contractual obligations in the form of operating leases. These are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements. Additionally, we have purchase obligations reflecting open purchase order commitments, including $0.6 million of third party licensing contract commitments.

The following chart details our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less Than	1 - 3	3 - 5
Contractual Obligations	Total	1 Year	Years	Years	Thereafter

Cash obligations not reflected in Consolidated Balance Sheet:
Operating lease obligations(1)	$23,132	$4,201	$7,350	$5,952	$5,630
Purchase obligations	14,716	13,729	986	—	—

Total	$37,848	$17,930	$8,336	$5,952	$5,630

(1)	Net of sublease commitment of $49,000

In addition to the amounts shown in the table above, $3.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We have also recorded a liability for potential interest of $168,000 at December 31, 2007 related to these unrecognized tax benefits.

Liquidity and Capital Resource Requirements

We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.

We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $77.8 million at December 31, 2007 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.

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

At December 31, 2007, our investment portfolio included fixed-income securities with a fair value of approximately $73 million, having an average duration of 0.33 years. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at December 31, 2007, an immediate 10% increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $80,000. While an increase in interest rates reduces the fair value of the investment portfolio, we would not realize the losses in the consolidated income statements unless the individual fixed-income securities are sold prior to recovery or the loss was determined to be other-than-temporarily impaired.

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

We have audited the accompanying consolidated balance sheets of Packeteer, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packeteer, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, Packeteer, Inc. adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Also discussed in Note 1, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In addition, in 2006 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packeteer, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Packeteer, Inc.:

We have audited Packeteer Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Packeteer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Packeteer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packeteer, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 3, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
March 3, 2008

PACKETEER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$40,926	$39,640
Short-term investments	20,055	25,681
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,675 and $3,010, as of December 31, 2007 and 2006, respectively	27,353	31,743
Inventories	7,665	3,957
Prepaids and other current assets	6,797	3,465

Total current assets	102,796	104,486
Non-current assets:
Property and equipment, net	4,962	3,968
Long-term investments	16,798	11,236
Goodwill	67,001	58,656
Purchased intangible assets, net	7,241	11,045
Other non-current assets	20,807	27,577

Total assets	$219,605	$216,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,823	$3,014
Accrued compensation	9,528	9,567
Other accrued liabilities	4,840	8,431
Income taxes payable	1,400	7,164
Deferred revenue	26,136	23,931

Total current liabilities	47,727	52,107
Non-current liabilities:
Deferred revenue, less current portion	5,798	5,173
Other non-current liabilities	4,569	179

Total liabilities	58,094	57,459

Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 85,000 shares authorized 36,227 and 35,400 shares issued and outstanding as of December 31, 2007 and 2006, respectively	36	36
Additional paid-in capital	241,004	212,961
Accumulated other comprehensive loss	(275)	(18)
Accumulated deficit	(79,254)	(53,470)

Total stockholders’ equity	161,511	159,509

Total liabilities and stockholders’ equity	$219,605	$216,968

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net revenues:
Product revenues	$97,784	$110,164	$85,590
Service revenues	46,677	34,959	27,351

Total net revenues	144,461	145,123	112,941
Cost of revenues(1):
Product costs	28,639	26,028	19,575
Service costs	14,125	10,907	8,163
Amortization of purchased intangible assets	2,536	2,150	1,557

Total cost of revenues	45,300	39,085	29,295

Gross profit	99,161	106,038	83,646

Operating expenses(1):
Research and development	37,542	30,646	21,778
Sales and marketing, includes amortization of purchased intangible assets of $1,268 in 2007, $791 in 2006, and none in 2005	67,906	57,889	38,276
General and administrative	16,988	13,949	7,222
In-process research and development	—	1,800	—

Total operating expenses	122,436	104,284	67,276

Income (loss) from operations	(23,275)	1,754	16,370
Interest and other income, net	3,359	3,932	2,913

Income (loss) before provision for income taxes	(19,916)	5,686	19,283
Provision for income taxes	5,664	782	125

Net income(loss)	$(25,580)	$4,904	$19,158

Basic net income (loss) per share	$(0.71)	$0.14	$0.57

Diluted net income(loss) per share	$(0.71)	$0.14	$0.55

Shares used in computing basic net income (loss) per share	36,007	34,848	33,823

Shares used in computing diluted net income (loss) per share	36,007	35,740	35,065

(1) Stock-based compensation included in the costs and expenses line items:
Product costs	$348	$414	$—
Service costs	706	732	—
Research and development	3,670	4,371	867
Sales and marketing	4,278	5,241	25
General and administrative	2,855	3,037	9

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total	Income (Loss)
					(In thousands)

Balances as of December 31, 2004	33,418	$33	$181,625	$(1,610)	$(207)	$(77,882)	$101,959
Issuance of common stock upon exercise of stock options	490	1	3,033	—	—	—	3,034
Issuance of common stock pursuant to Employee Stock Purchase Plan	299	—	2,346	—	—	—	2,346
Repurchase of restricted common stock	(10)	—	(149)	142	—	—	(7)
Tax benefit from stock-based awards	—	—	1,191	—	—	—	1,191
Stock-based compensation related to acquisition	—	—	—	901	—	—	901
Comprehensive income:
Unrealized gain on investments	—	—	—	—	25	—	25	$25
Net income	—	—	—	—	—	19,158	19,158	19,158

Comprehensive income								$19,183

Balances as of December 31, 2005	34,197	34	188,046	(567)	(182)	(58,724)	128,607
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	—	—	350	350

Adjusted balances as of January 1, 2006	34,197	34	188,046	(567)	(182)	(58,374)	128.957
Reclassification of deferred stock based compensation upon adoption of SFAS 123(R)	—	—	(567)	567		—	—
Issuance of common stock upon exercise of stock options	888	2	4,581	—	—	—	4,583
Issuance of common stock pursuant to Employee Stock Purchase Plan	315	—	2,511	—	—	—	2,511
Stock options assumed in acquisition	—	—	2,482	—	—	—	2,482
Tax benefit from stock-based awards	—	—	2,113	—	—	—	2,113
Stock-based compensation related to acquisition	—	—	484		—	—	484
Stock-based compensation related to stock-based awards	—	—	13,311	—	—	—	13,311
Comprehensive income:
Unrealized gain on investments	—	—	—	—	164	—	164	$164
Net income	—			—	—	4,904	4,904	4,904

Comprehensive income								$5,068

Balances as of December 31, 2006	35,400	36	212,961	—	(18)	(53,470)	159,509
Cumulative effect of the adoption of FIN 48	—	—	—	—	—	(204)	(204)

Adjusted balances as of January 1, 2007	35,400	36	212,961	—	(18)	(53,674)	159,305
Issuance of common stock upon exercise of stock options	430	—	3,467	—	—	—	3,467
Issuance of common stock pursuant to Employee Stock Purchase Plan	397	—	2,674	—	—	—	2,674
Tax benefit from stock-based awards	—	—	10,045	—	—	—	10,045
Stock-based compensation related to acquisition	—	—	88		—	—	88
Stock-based compensation related to stock-based awards	—	—	11,769	—	—	—	11,769
Comprehensive loss:	—
Unrealized loss on investments	—	—	—	—	(257)	—	(257)	$(257)
Net loss	—	—	—	—	—	(25,580)	(25,580)	(25,580)

Comprehensive loss								$(25,837)

Balances as of December 31, 2007	36,227	$36	$241,004	$—	$(275)	$(79,254)	$161,511

See accompanying notes to consolidated financial statements

PACKETEER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(25,580)	$4,904	$19,158
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,771	5,571	3,971
Net provision (reversal) of allowance for doubtful accounts	(141)	292	(45)
Write-down of inventory	1,331	568	89
Accrued interest receivable	(462)	—	—
Stock-based compensation related to Mentat acquisition	88	484	901
Compensation related to stock-based awards	11,769	13,311	—
Excess tax benefit from stock-based compensation plans	(495)	(981)	—
Tax benefits from employee stock-based compensation plans	10,045	2,829	1,191
Deferred income taxes	(2,328)	(5,794)	(2,967)
Loss on disposal of property and equipment	51	9	20
In-process research and development	—	1,800	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	4,531	(14,324)	1,114
Inventories	(5,041)	680	(1,962)
Prepaids and other current assets	(1,923)	(531)	1,494
Accounts payable	1,734	206	6
Accrued compensation	(39)	2,397	84
Other current and non-current accrued liabilities	(3,591)	(247)	(1,163)
Income taxes payable	(1,990)	2,846	1,082
Deferred revenue	2,830	6,476	5,958
Other	(216)	(68)	(50)

Net cash provided by (used in) operating activities	(1,656)	20,428	28,881

Cash flows from investing activities:
Purchases of property and equipment, net	(3,563)	(3,626)	(2,049)
Purchases of investments	(57,391)	(66,834)	(109,851)
Proceeds from sales and maturities of investments	57,199	120,156	104,945
Acquisition, net of cash acquired	—	(66,930)	(1,750)
Funds deposited into escrow in connection with acquisition	—	(7,850)	—

Net cash used in investing activities	(3,755)	(25,084)	(8,705)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,467	4,583	3,027
Sale of stock to employees under the ESPP	2,674	2,511	2,346
Excess tax benefit from stock-based compensation plans	495	981	—
Tax benefit from exercise of stock options assumed in acquisition	61	—	—

Net cash provided by financing activities	6,697	8,075	5,373

Net increase in cash and cash equivalents	1,286	3,419	25,549
Cash and cash equivalents at beginning of year	39,640	36,221	10,672

Cash and cash equivalents at end of year	$40,926	$39,640	$36,221

Non-cash investing and financing activity:
Options assumed in acquisition of Tacit	$—	2,482	$—
Funds related to acquisition released from escrow and allocated to purchase price	$7,850	$—	$—
Supplemental disclosures of cash flow information:
Net cash paid during period for income taxes	$923	$348	$811

See accompanying notes to consolidated financial statements.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement generally based on specific products and quantities to be delivered as specified in individual customer purchase orders, contracts, and invoices. In the event payment terms are provided that differ significantly from the Company’s standard business practices, which are generally thirty to forty-five days for domestic customers and up to ninety days for international customers, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become due and payable. Fees are not contingent upon resale to end-users. Our distributor contracts generally contain clauses requiring us to rebate or credit a portion of the original fee if we reduce the list price for a product. Historical activity under such clauses has been infrequent.

The Company assesses collectibility based on a number of factors, including the credit worthiness of the customer and past transaction history of the customer.

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

The Company defers recognition of revenue on inventory in the distribution channel in excess of a certain number of days. On the same basis, the Company reduces the associated cost of revenues, which is primarily related to materials, and includes this amount in inventory. The Company recognizes these revenues and associated cost of revenues when the inventory levels no longer exceed expected supply. We obtain channel inventory data from our distributors and have developed a history of our product returns upon which we base our estimate. No amounts were deferred under this policy at December 31, 2007 or 2006.

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

SALES RETURN RESERVES

Our distributor contracts generally provide for limited stock rotation rights. Management makes estimates of potential future product returns related to current period product revenue in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists”. These sales return reserves are recorded as a reduction to revenue. The Company’s estimate for sales returns is based on its historical return rates and is recorded against accounts receivable.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides additional details on the sales return reserves (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$2,463	$1,625	$1,251
Additions, charged against revenues	4,673	5,604	3,400
Deductions	(4,785)	(4,766)	(3,026)

Balance at end of year	$2,351	$2,463	$1,625

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

The following provides additional details on the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$547	$175	$229
Provision for (reversal of) allowance for doubtful accounts receivable	(141)	292	(45)
Addition to reserve related to acquisition of Tacit	—	277	—
Amounts written off, net of recoveries	(82)	(197)	(9)

Balance at end of year	$324	$547	$175

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

INVESTMENTS

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2007 and 2006, all investment securities are designated as “available-for-sale.” These available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the fair value of its investments in marketable securities. When assessing marketable securities for other-than temporary declines in value, we consider such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other-than-temporary impairment of the investments is deemed to exist, the carrying value of the

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment would be recorded in the Company’s statement of operations to write down the investment to its estimated fair value.

INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We record inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made. The Company recorded net write-downs of inventory of $1.3 million, $0.6 million, and $0.1 million in 2007, 2006 and 2005, respectively.

Inventories consisted of the following at December 31 (in thousands):

	2007	2006

Completed products	$7,467	$3,785
Components	198	172

Total inventories	$7,665	$3,957

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

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006

Computers and equipment	$11,919	$9,785
Software	994	—
Furniture and fixtures	2,983	2,142
Leasehold improvements	2,682	2,317

	18,578	14,244
Less: accumulated depreciation and amortization	(13,616)	(10,276)

Property and equipment, net	$4,962	$3,968

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $57.5 million and $9.5 million was recorded in connection with the acquisition of Tacit and Mentat, Inc., respectively. In 2007, the purchase price of Tacit was adjusted to include $7.85 million of escrow funds that were released upon expiration of the escrow period and the additional purchase price was allocated to goodwill. In addition, in 2007 the Company recorded an adjustment to increase goodwill related to the Tacit acquisition by $0.5 million due to a change in estimates related to tax liabilities as of the acquisition date.

Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit and Mentat and are amortized using the straight-line method over the estimated useful lives of the assets.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional details on goodwill and acquired intangible assets, net (in thousands):

	As of			As of
	December 31,			December 31,
	2006	Adjustments	Amortization	2007

Goodwill	$58,656	$8,345	$—	$67,001
Other intangibles:
Developed technology	5,828	—	(2,197)	3,631
Customer contracts and relationships	4,637	—	(1,325)	3,312
Trade name	580	—	(282)	298

Total goodwill and acquired intangibles	$69,701	$8,345	$(3,804)	$74,242

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2007
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Intangibles:
Developed technology	3-5 yrs	$8,630	$(4,999)	$3,631
Customer contracts and relationships	3-6 yrs	6,100	(2,788)	3,312
Trade name	3 yrs	850	(552)	298

		$15,580	$(8,339)	$7,241

	December 31, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Intangibles:
Developed technology	3-5 yrs	$8,630	$(2,802)	$5,828
Customer contracts and relationships	3-6 yrs	6,100	(1,463)	4,637
Trade name	3 yrs	850	(270)	580

		$15,580	$(4,535)	$11,045

Included in cost of revenues was amortization expense of $2.5 million, $2.2 million, and $1.6 million for 2007, 2006 and 2005, respectively. Included in sales and marketing expense was amortization expense of $1.3 million in 2007, $0.8 million in 2006 and none in 2005.

Based on the purchased intangible assets balance as of December 31, 2007, the estimated related future amortization is as follows (in thousands):

Year	Amount

2008	3,738
2009	2,841
2010	662

$7,241

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is tested for impairment annually on December 1 in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. Based on an evaluation of its business and its operating structure, the Company has determined that it operates in one segment, which it considers to be its sole Reporting Unit. Therefore, goodwill is tested for impairment at the enterprise level. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired at December 31, 2007.

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

OTHER NON-CURRENT ASSETS

Other Assets consisted of the following at December 31 (in thousands):

	2007	2006

Deferred tax assets	$19,972	$19,210
Amounts held in escrow	—	7,850
Other	835	517

	$20,807	$27,577

ADVERTISING COSTS

Advertising costs are expensed as incurred and the amounts were insignificant for all periods presented and are classified under sales and marketing expense. Advertising expenses for 2007, 2006 and 2005 were $0.7 million, $0.5 million and $0.2 million, respectively.

OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31 (in thousands):

	2007	2006

Rebate reserves	$1,730	$2,311
Warranty reserves	419	488
Other	2,691	5,632

	$4,840	$8,431

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the maximum exposure. Additionally, there may be a reversal of previously accrued rebate reserves if rebates are not claimed before the expiration dates established for each program.

OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following at December 31 (in thousands):

	2007	2006

Accrued income taxes	$3,847	$—
Deferred rent	722	179

	$4,569	$179

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In accordance with APB 25, no stock-based compensation expense was recognized in the Company’s statements of operations for stock options granted to employees and directors that had an exercise price equal to the fair value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized in the Company’s statements of operations in 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations in 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. See Note 7 for additional information.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows in 2007 and 2006. Total cash flow remained unchanged from what would have been reported under prior accounting rules.

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

A limited number of indirect channel partners have accounted for a large part of our revenues to date and we expect that this trend will continue. The following table provides details of sales to individual customers who accounted for 10% or more of total revenues:

	Years Ended December 31,
	2007	2006	2005

Alternative Technology, Inc	25%	23%	22%
Westcon, Inc.	16%	18%	13%

At December 31, 2007, Alternative Technologies, Inc. and Westcon, Inc. accounted for 18% and 15% of accounts receivable, respectively. At December 31, 2006, Alternative Technologies, Inc. and Westcon, Inc. accounted for 18% and 23% of accounts receivable, respectively.

The Company principally relies on one contract manufacturer and an original equipment manufacturer (OEM), and to a lesser extent two additional manufacturers, for all of its manufacturing requirements. Any manufacturing disruption could impair the Company’s ability to fulfill orders. The Company’s reliance on these third-party manufacturers for all its manufacturing requirements could cause it to lose orders if these third-party manufacturers fail to satisfy the Company’s cost, quality and delivery requirements.

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those temporary differences are to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effects of the implementation of FIN 48 was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit.

We record liabilities for uncertain tax positions that could be challenged by taxing authorities that, in the Company’s judgment, do not meet the more likely than not threshold of being sustained upon examination, based on the facts, circumstances, and information available at the reporting date. The Company estimates and records the liability for uncertain tax positions considering the probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information available at the reporting date. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, may occur that would affect our recognition of liabilities for uncertain tax positions.

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

OTHER COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. Other comprehensive income (loss) consists entirely of unrealized gains (losses) on marketable securities available for sale of $(257,000), $164,000 and $25,000 for 2007, 2006 and 2005, respectively. Accordingly, the accumulated other comprehensive (loss) as of December 31, 2007 and 2006 related entirely to net unrealized losses on marketable securities available for sale. Tax effects of unrealized gains (losses) are not considered material for any periods presented.

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of computing diluted earnings (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of the Company’s common stock for the period, as the effect would be anti-dilutive. Additionally, all common share equivalents are excluded from diluted earnings per share for loss periods. Options to purchase shares of common stock that were excluded from the computation were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Shares issuable under stock-based awards	5,138	5,199	4,174

In addition, approximately 0.6 million common share equivalents as computed using the treasury stock method, related primarily to stock-based awards, were excluded from the computation of diluted loss per share for 2007, as the impact of such shares would have been anti-dilutive due to the Company’s net loss.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income(loss)	$(25,580)	$4,904	$19,158

Denominator:
Basic:
Weighted-average common shares outstanding	36,025	34,910	33,932
Less: common shares subject to repurchase	(18)	(62)	(109)

Basic weighted-average common shares outstanding	36,007	34,848	33,823

Diluted:
Basic weighted-average common shares outstanding	36,007	34,848	33,823
Add: potentially dilutive common shares from stock-based awards and shares subject to repurchase	—	872	1,221
Add: potentially dilutive common shares from warrants	—	20	21

Diluted weighted-average common shares outstanding	36,007	35,740	35,065

Basic net income (loss) per share	$(0.71)	$0.14	$0.57

Diluted net income (loss) per share	$(0.71)	$0.14	$0.55

QUANTIFICATION OF ERRORS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. The transition provisions of SAB 108 permit a company to adjust retained earnings (accumulated deficit) for the cumulative effect of immaterial errors relating to prior years. In the three months ended December 31, 2006, we determined that an error had been made in our financial statements related to the recording

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of rebate reserves, resulting in an overstatement of rebate reserves of $500,000, net of taxes of $150,000. This error was due to an error in the applicable rebate rates used to calculate the rebate reserves.

Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of this error was immaterial to prior years under the rollover method. However, under SAB 108, which the Company was required to adopt for the year ended December 31, 2006, the Company assessed materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative impact of the error related to the rebate reserve was material to the Company’s 2006 financial statements and, therefore, the Company recorded an adjustment to its opening 2006 accumulated deficit balance in the amount of $350,000 in accordance with the implementation guidance in SAB 108.

The impact on accumulated deficit is comprised of the following amounts (in thousands):

	Years Ended December 31,
	2005	2004	Total

Accumulated deficit:
Net revenues	$103	$(603)	$(500)
Provision for income taxes	(31)	181	150

Total, net of tax	$72	$(422)	$(350)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. Subsequently, the FASB provided for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated results of operations, financial condition or cash flows.

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

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. The Company has not determined the impact of this standard on its future consolidated financial statements.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the purchase price (in thousands):

Cash, including cash initially deposited into escrow	$74,208
Fair value of options assumed	2,482
Acquisition related transaction costs	1,655

Total purchase price	$78,345

The fair value of the assumed options, both vested and unvested, was determined using a Black-Scholes valuation model consistent with the Company’s valuation of stock options in accordance with SFAS 123(R). Unrecognized compensation expense associated with the fair value of the unvested options assumed was approximately $1.2 million which is not included in the purchase price above.

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to Tacit’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The allocation of the purchase price is as follows (in thousands):

Amount

Cash and cash equivalents	$1,083
Short-term investments	3,620
Accounts receivable	1,952
Inventories	226
Prepaids and other current assets	862
Property and equipment	300
Net deferred tax assets	9,036
Accounts payable and accrued liabilities	(5,380)
Deferred revenue	(513)
Goodwill	56,979
Identifiable intangible assets	8,380
In-process research and development	1,800

Total purchase price	$78,345

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets:
Developed technology	3	$3,530
Customer relationships	4	4,200
Trade name	3	650

Total		$8,380

The Company estimated that $1.8 million of the purchase price represents in-process research and development, (IPR&D), primarily related to projects associated with Tacit’s iShared network wide area network, or WAN, optimization technology (including the hardware appliance and the related software) enhancements and upgrades that had not yet reached technological feasibility and have no alternative future use. The Company’s methodology for allocating the purchase price of acquisitions to IPR&D was determined through established valuation techniques in the high-technology networking product industry. The fair value of the technology under development, as well as the existing purchased technology, was determined using the income approach, which estimates the present value of future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. The present value calculations were developed by discounting expected cash flows to the present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The discount rate of 19% selected was generally based on rates of return available from alternative investments of similar type and quality. The technologies were successfully completed in 2006. Actual results from the purchase acquisitions to date did not have a material adverse impact on our business and operating results.

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

Net deferred tax assets include tax effects of fair value adjustments primarily related to intangible assets and net operating loss tax carryforwards, net of a valuation allowance, the benefit from which will be allocated to goodwill when, and if, it is subsequently realized.

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

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	December 31,
	2006	2005

Total net revenues	$148,360	$116,450
Net income (loss)	(2,639)	879
Net income (loss) per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

3.	FINANCIAL INSTRUMENTS

The Company’s cash equivalents and investments consist of the following at December 31, 2007 and 2006 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

DECEMBER 31, 2007
Asset and mortgage backed securities	$6,798	$—	$(142)	$6,656
Corporate bonds	8,995	—	(196)	8,799

Total debt securities	15,793	—	(338)	15,455
US Treasury and agencies	56,095	67	(4)	56,158

	$71,888	67	$(342)	$71,613

Amounts included in cash and cash equivalents				$34,760
Amounts included in short-term investments				20,055
Amounts included in long-term investments				16,798

				$71,613

DECEMBER 31, 2006
Commercial paper and money markets	$31,442	$1	$(1)	$31,442
Asset and mortgage backed securities	7,514	8	(21)	7,501
Corporate bonds	11,473	3	(2)	11,474

Total debt securities	50,429	12	(24)	50,417
US Treasury and agencies	16,656	2	(8)	16,650

	$67,085	14	$(32)	$67,067

Amounts included in cash and cash equivalents				$30,150
Amounts included in short-term investments				25,681
Amounts included in long-term investments				11,236

				$67,067

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair values of the Company’s investments as of December 31, 2007 and 2006, shown by effective maturity date, are as follows (in thousands):

	December 31,
	2007		2006
	Amortized			Amortized
	Cost	Fair Value	Cost	Fair Value

Maturity:
Less than one year	$55,150	$54,815	$55,843	$55,831
One to two years	14,788	14,846	11,242	11,236
Two to three years	1,950	1,952	—	—

	$71,888	$71,613	$67,085	$67,067

All variable rate securities, including asset and mortgage backed securities, are classified as investments, rather than cash equivalents, regardless of the underlying reset date.

Proceeds from sales and maturities of investment securities available for sale were $57.2 million, $120.2 million and $104.9 million in 2007, 2006, and 2005, respectively. The Company utilizes the specific identification method of determining the cost basis of investments recorded in earnings. Gross unrealized gains included in other income in 2007, 2006, and 2005 were less than $0.1 million in each year; and gross realized losses included in other income in 2007, 2006, and 2005 were $0.1 million in each year. No holding gains or losses on available for sale securities were reclassified out of accumulated other comprehensive income (loss) during 2007, 2006 or 2005.

The following tables show the fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2007 and 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

DECEMBER 31, 2007
Security Description
Asset and mortgage backed securities	$4,190	$(118)	$1,602	$(25)	$5,792	$(142)
Corporate bonds	8,310	(184)	489	(11)	8,799	(196)
US Treasury and agencies	2,720	(4)	—	—	2,720	(4)

	$15,220	$(306)	$2,091	$(36)	$17,311	$(342)

DECEMBER 31, 2006
Security Description
Commercial paper and money markets	$7,925	$—	$149	$(1)	$8,074	$(1)
Asset and mortgage backed securities	4,434	(21)	—	—	4,434	(21)
Corporate bonds	3,353	(2)	—	—	3,353	(2)
US Treasury and agencies	11,526	(8)	—	—	11,526	(8)

	$27,238	$(31)	$149	$(1)	$27,387	$(32)

The Company invests in investment grade securities all of which were classified as available for sale throughout 2007, 2006 and 2005. The unrealized losses on these investments were caused by interest rate increases

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and in some instances by changes in credit quality. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and the Company’s ability and intent to hold the investments through these short-term loss positions, factors would not indicate that these unrealized losses should be viewed as “other-than-temporary.”

4.	COMMITMENTS AND GUARANTEES

The Company leases its facilities under non-cancelable lease agreements that expire at various dates through 2014. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs. Rent expense was $3.6 million, $2.6 million and $2.2 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, the future minimum rental payments under operating leases, net of sublease payments, are as follows (in thousands):

Lease
Years Ending December 31,	Obligations

2008	$4,201
2009	3,956
2010	3,393
2011	3,138
2012	2,815
2013 and thereafter	5,629

Total future minimum lease payments	$23,132

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

A special committee of the board of directors authorized the Company’s management to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which was subject to approval by the Court. On August 31, 2005, the Court preliminarily approved the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and on April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing but clarified

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement in light of the Second Circuit’s decision. The Company does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows. No amount has been accrued as of December 31, 2007 as the Company believes a loss is neither probable nor estimable.

On June 22, 2006, the Company filed a lawsuit in Santa Clara Superior Court against Valencia Systems, Inc., or Valencia, alleging Valencia’s breach of a Software License and Development Agreement pursuant to which Valencia provides certain software development and maintenance services for the Company. This complaint followed an earlier arbitration demand from Valencia pursuant to which Valencia claimed damages for breach of the Software License and Development Agreement. The Company was granted injunctive relief in its action prohibiting Valencia from disparagement or discontinuing maintenance or support services. The court ordered the matter to arbitration, but retained jurisdiction to enforce its injunctive order. In October 2006, Valencia amended its arbitration demand to include causes of action for copyright infringement, violation of the Digital Millennium Copyright Act, or DMCA, trade secret misappropriation and unfair competition. Prior to the arbitration hearing, the arbitrator dismissed Valencia’s copyright, DMCA and trade secret misappropriation causes of action. After the arbitration hearing and post-hearing briefs, the arbitrator issued the final award on January 22, 2008. The award finds that Valencia’s claims were without merit and denies any and all relief requested by Valencia. In addition, the award finds that Valencia breached the Software License and Development Agreement. The award also confirms that all actions taken by the Company as a result of Valencia’s breach were proper and authorized and requires Valencia to pay a portion of the Company’s attorney fees related to the dismissal of Valencia’s copyright claim.

In the three months ended December 31, 2007, the Company completely resolved its tax disputes with the Internal Revenue Service with respect to its federal income tax returns for 2003 through 2005. As a result of these resolutions, the Company will utilize certain pre-existing federal net operating loss carryforwards (NOLs) to offset essentially all of the increases in taxable income. In connection with these resolutions, the Company will pay approximately $0.5 million relating to federal alternative minimum tax, certain state taxes and associated interest. See additional discussion in Note 6.

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

Income (loss) before provision for income taxes is attributable to the following geographic locations for the periods ended December 31 (in thousands):

	2007	2006	2005

United States	$(15,457)	$(9,736)	$6,060
Foreign	(4,459)	15,422	13,223

Income (loss) before provision for income taxes	$(19,916)	$5,686	$19,283

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income tax provision for 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005

Current:
Federal	$10,765	$3,670	$1,681
State	2	149	37
Foreign	444	2,757	1,374

Total current	11,211	6,576	3,092

Deferred:
Federal	(4,928)	(3,984)	(387)
State	(622)	(1,656)	(1,910)
Foreign	3	(154)	(670)

Total deferred	(5,547)	(5,794)	(2,967)

Provision for income taxes	$5,664	$782	$125

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before tax as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Federal tax at statutory rate	$(6,971)	$1,990	$6,749
State taxes, net of federal benefit	(586)	(980)	(90)
Change in valuation allowance	181	—	(3,168)
Non deductible in-process research and development	—	630	—
Non deductible stock-based compensation	1,026	1,126	—
Other non deductible expenses	277	110	77
Tax credits	(1,059)	(1,487)	(1,967)
Foreign tax differential	3,068	(607)	(1,476)
IRS settlement	9,728	—	—

Total provision for income taxes	$5,664	$782	$125

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets at December 31 are set forth below (in thousands):

	2007	2006

Deferred tax assets:
Various accruals, reserves and other temporary differences not deductible for tax purposes	$10,118	$7,357
Property and equipment	1,610	1,298
Net operating loss carryforwards	10,168	22,845
Tax credit carryforwards	9,829	9,509

Gross deferred tax assets	31,725	41,009

Deferred tax liabilities:
Intangible assets related to acquisition	(1,747)	(2,690)
Deferred foreign earnings	(735)	—

Gross deferred tax liabilities	(2,482)	(2,690)

Total gross deferred tax assets	29,243	38,319

Valuation allowance	(7,326)	(17,961)

Net deferred tax assets	$21,917	$20,358

In the three months ended December 31, 2007, the Company reached an agreement with the IRS related to the IRS’ examination of the Company’s 2003 and 2004 income tax returns and certain issues impacting the 2005 tax year. As a result of the resolutions, the Company utilized certain pre-existing federal net operating loss carryforwards (NOLs) to offset essentially all of the increases in taxable income for these years. As a result of the settlement, the Company made cash payments to the IRS and state tax authorities for previous tax liabilities, including interest, of approximately $0.5 million. No penalties have been proposed or paid on these deficiencies. The Company adjusted the amount of the accrued liability in excess of the net settlement amount in the three months ended December 31, 2007, which resulted in a charge of $9.7 million in its provision for income taxes during the three months and year ended December 31, 2007.

Net current deferred tax assets of $2.0 million and $1.1 million are included in prepaids and other current assets at December 31, 2007 and 2006, respectively. Net long-term deferred tax assets of $20 million and $19.2 million are included in other non-current assets at December 31, 2007 and 2006, respectively. A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences and taxable income expected to be generated in the future. The net change in the total valuation allowance in 2007 was a decrease of $10.6 million, which consisted of a $0.2 million increase in valuation allowance for New Jersey deferred tax assets, a $0.5 million decrease in deferred tax assets related to the acquisition of Tacit, and a decrease of $10.3 million of valuation allowance for deferred tax assets attributable to employee stock deductions. The net change in the total valuation allowance in 2006 was an increase of $1.6 million, which is comprised of an increase in valuation allowance of $1.7 million for deferred tax assets related to the acquisition of Tacit, offset by a $0.1 million release of valuation allowance for deferred taxes attributable to employee stock deductions.

Approximately $5.9 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when, and if, it is subsequently realized. Approximately $1.2 million of the valuation allowance is attributable to Tacit pre-acquisition net operating losses and research credits, the benefit from which will be allocated to goodwill when, and if, it is subsequently realized. The remaining $0.2 million represents valuation allowance for New Jersey deferred tax assets.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the U.S.

On January 1, 2007, the Company adopted FIN 48, and as a result recognized a $131,000 decrease to deferred tax assets and a $73,000 increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit.

During 2007, the Company made adjustments to the balance of unrecognized tax benefits that is a component of other non-current liabilities in the balance sheet as follows:

Balance at January 1, 2007	$6,487
Additions related to current year tax positions	994
Reductions for tax positions of prior years	(511)
Settlements	(3,291)

Balance at December 31, 2007	$3,679

Excluded in the additions for 2007 is an accrual of $80,000 for interest expense for uncertain tax positions. Including the cumulative effect increase at the beginning of 2007, the Company had approximately $3.7 million of unrecognized tax benefits as of December 31, 2007, all of which would favorably affect its effective tax rate, if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes expense. As of December 31, 2007, the Company had accrued interest related to uncertain tax positions of approximately $168,000.

The Company considers the US and the Netherlands, as well as the US states of California and New Jersey, to be major taxing jurisdictions. For all major taxing jurisdictions, as of December 31, 2007, the tax years 2000 through 2007 remain open to examination, except that for federal tax purposes the tax years 2006 and 2007 remain open for examination and for New Jersey tax purposes the tax years 2002 through 2007 remain open to examination. The Company currently does not expect any other material changes to unrecognized tax positions within the next twelve months.

At December 31, 2007, the Company has NOLs for federal, California and New Jersey income tax purposes of approximately $26.5 million, $0.5 million, and $30.5 million, respectively. If not utilized, the federal NOLs will begin to expire in 2022, the California NOLs will begin to expire in 2016 and the New Jersey NOLs will begin to expire in 2012. At December 31, 2007, the Company had federal, California, New Jersey and Canadian research credit carryforwards of approximately $5.4 million, $3.7 million, $0.6 million and $0.7 million, respectively. If not utilized, the federal research credit carryforwards will begin to expire in 2012. The California research credit carryforwards can be carried forward indefinitely. The New Jersey research credit carryforward will begin to expire in 2013. The Canadian research credits will begin to expire in 2016. As of December 31, 2007, the Company has $0.9 million of alternative minimum tax credit carry forwards which can be carried forward indefinitely.

The Company’s income taxes payable for federal, state and foreign purposes have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $10.0 million in 2007, due to a $12.8 million increase related to the IRS tax audit settlement and a $2.8 million decrease to stock option tax benefits. The net tax benefits from employee stock option transactions were $2.8 million in 2006, of which $0.7 million consisted of tax benefits from employee stock option transactions related to fully vested options assumed in the acquisition of Tacit and were reflected as a decrease to goodwill and $2.1 million were reflected as an increase to addition paid-in capital in the Consolidated Statements of Shareholders’ Equity.

PACKETEER, INC.

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

WARRANTS

As of December 31, 2007, 45,000 warrants issued in May 1999 to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.

1999 STOCK INCENTIVE PLAN

In May 1999, the Company’s Board of Directors adopted and its stockholders approved the 1999 Stock Incentive Plan (1999 Plan), which became effective on July 27, 1999, and serves as the successor program to its 1996 Equity Incentive Plan (the predecessor plan). Under the 1999 Plan, the Company may grant incentive or nonstatutory stock options, stock appreciation rights, restricted stock purchase rights and bonuses, restricted stock units, performance shares and performance units to eligible participants, including its officers, other key employees, the Company’s non-employee directors and certain consultants. The 1999 Plan is generally administered by the Compensation Committee of the Board of Directors, which sets the terms and conditions of the options and other awards. As of December 31, 2007, an aggregate of approximately 16.5 million shares have been reserved under the 1999 Plan, of which 1.8 million, 1.7 million, 1.7 million shares were reserved in 2007, 2006 and 2005, respectively.

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

	Year Ended
	December 31,
	2007	2006

Stock Options:
Expected life (years)	4.77	4.62
Expected volatility	59%	62%
Risk-free interest rate	4.65%	4.88%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting periods.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in stock options outstanding under the Company’s stock-based compensation plan during the three years ended December 31, 2007 (in thousands, except years and per-share amounts) is presented below:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding as of December 31, 2004	5,658	11.80
Granted	1,750	12.95
Exercised	(490)	6.20
Cancelled	(589)	14.23

Options outstanding as of December 31, 2005	6,329	12.33
Options assumed(a)	320	1.28
Granted	2,594	10.68
Exercised	(888)	5.16
Cancelled/forfeited/expired	(1,206)	12.98

Options outstanding at December 31, 2006	7,149	12.01
Granted	1,261	10.24
Exercised	(430)	8.07
Cancelled/forfeited/expired	(1,440)	13.36

Options outstanding at December 31, 2007	6,540	11.64	6.61	$1,643

Options vested and expected to vest at December 31, 2007	5,693	11.82	6.33	$1,622

Options exercisable at December 31, 2007	4,186	12.28	5.52	$1,583

(a)	Represents activity related to options that were assumed as a result of the acquisition of Tacit in May 2006. See Note 2 for additional information.

As of December 31, 2006, there were approximately 9,000 non-plan options outstanding with a weighted average exercise price of $0.25 per share, all of which expired in October 2007.

The weighted average grant date fair value of options granted during 2007 and 2006 was $5.43 and $5.83, respectively. The weighted average fair value of options assumed in 2006 in connection with the acquisition of Tacit was $12.46. The total intrinsic value of options exercised during 2007 and 2006 was $2.0 and $5.6 million, respectively. The total fair value of options that vested during 2007 and 2006 was $15.8 million and $10.4 million, respectively. Cash received from stock option exercises was $3.5 million and $4.6 million in 2007 and 2006, respectively.

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007 (in thousands, except years and per-share amounts):

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Range of Exercise Prices	Outstanding	Life (in Years)	Share	Exercisable	Share

$ 0.92 - 6.10	888	3.90	$4.31	874	$4.35
6.13 - 8.35	800	8.39	7.45	218	7.62
8.36 - 9.31	385	6.07	8.63	290	8.50
9.41 - 9.51	885	8.09	9.51	355	9.51
9.54 - 12.03	907	6.95	11.56	525	11.49
12.05 - 13.04	734	8.06	12.64	284	12.50
13.10 - 14.00	753	7.09	13.89	517	13.91
14.01 - 19.40	1,053	5.43	17.09	988	17.19
20.77 - 48.06	135	2.22	47.05	135	47.07

Total	6,540	6.61	$11.64	4,186	$12.28

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

Nonvested restricted stock units as of December 31, 2007 and changes during 2007 were as follows (in thousands, except per share amounts):

		Weighted-average
		grant date fair
	Units	value per share

Nonvested at December 31, 2006	—	—
Granted	616	$10.57
Vested	—	—
Forfeited	(87)	11.34

Nonvested at December 31, 2007	529	10.45

PERFORMANCE SHARES

On January 24, 2007, the Compensation Committee of the Board of Directors approved new awards of 180,000 performance-based stock units (performance shares) for the Company’s executive officers. These awards will convert into shares of the Company’s common stock upon vesting at the end of a three year period only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified target levels of the Company’s revenue growth and operating income margins over the three year period and also that the officer remain an employee of the Company through the vesting date. Up to 250% of the performance shares can vest if the Company’s performance achievement exceeds the performance targets. No performance shares will vest if the performance fails to meet minimum performance levels. Each vested performance share will convert into one share

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s common stock on the vesting date. The fair value of the performance shares was estimated at December 31, 2007 using the fair value of the Company’s common stock on the date of the grant and a probability assessment that assumes that the Company will not meet the minimum performance levels. Therefore, it was estimated as of December 31, 2007 that no shares will ultimately vest and no related compensation expense was recorded during 2007. The fair value amortization is adjusted periodically for any changes to the Company’s probability assessment of the number of performance shares expected to vest as a result of the Company’s percentage achievement of the performance targets.

Nonvested performance shares as of December 31, 2007 and changes during 2007 were as follows (in thousands, except per share amounts):

		Weighted-average
		grant date fair
	Shares	value per share

Nonvested at December 31, 2006	—
Granted	180	$12.78
Vested	—
Forfeited	(25)	12.78

Nonvested at December 31, 2007	155	12.78

Maximum potential vested shares at December 31, 2007	388	12.78

EMPLOYEE STOCK PURCHASE PLAN

In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP), under which 5.5 million shares have been reserved for issuance. The ESPP became effective July 27, 1999. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. Purchases are limited to a maximum of 1,000 for an individual employee for each purchase period. The purchase price per share is equal to the lesser of 85% of the fair market value per share on the participant’s entry date into the offering period or the end of the semi-annual purchase period. The fair value of the employees’ purchase rights granted was calculated under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	Year Ended
	December 31,
	2007	2006

ESPP Grants:
Expected life (years)	1.16	1.19
Expected volatility	58%	61%
Risk-free interest rate	4.95%	5.07%

The weighted-average fair value of the purchase rights granted under the ESPP during 2007 and 2006 was $3.94 and $3.75 per share, respectively. During 2007 and 2006, approximately 397,000 and 315,000 shares were issued under the ESPP, respectively.

RESTRICTED STOCK ISSUED IN ACQUISITION

In connection with the acquisition of Mentat, the Company issued approximately 114,000 restricted shares. Under the terms of the related shareholder agreements, the shares vested in equal installments, one-third one year from the date of acquisition, one-third on the second anniversary of the acquisition and one-third on the third anniversary of the acquisition, so long as the employee was still employed by Packeteer on the anniversary date. Subsequently, approximately 14,000 of these restricted shares were repurchased by the Company due to

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminations, according to the terms of the shareholder agreements. Approximately 18,000, 48,000 and 34,000 shares vested in 2007, 2006 and 2005, respectively. At December 31, 2007, there were no restricted shares outstanding.

SHARES RESERVED FOR FUTURE ISSUANCE

As of December 31, 2007, the following shares of common stock were reserved for future issuance upon the exercise or issuance of equity instruments (in thousands):

Stock options outstanding	6,540
Restricted stock units outstanding	529
Maximum potential performance shares	388
Available for future grant under the 1999 Stock Incentive Plan	5,221
Available for future grant under the Employee Stock Purchase Plan	3,551
Warrants outstanding	45

Total	16,274

STOCK-BASED COMPENSATION

Stock-based compensation expense for 2007 and 2006 related to stock-based awards was $11.9 million and $13.8 million, respectively. The impact on the Company’s provision for income taxes related to stock-based compensation during 2007 and 2006 was $3.3 million and $4.1 million, respectively. The stock-based compensation expense for 2007 and 2006 included $1.6 million and none, respectively, related to restricted stock units. In addition, the stock-based compensation expense for 2007 and 2006 included $88,000 and $0.5 million related to restricted stock issued in connection with the Mentat acquisition.

At December 31, 2007, the Company had unrecognized compensation expense, net of estimated forfeitures, which will be recognized under the remaining vesting period as follows (in thousands, except year amounts):

	Unrecognized	Remaining
	Stock-Based	Recognition
Stock-Based Award	Expense	Period (Years)

Stock options	$5,174	1.20
Restricted stock units	1,985	1.83
ESPP	1,427	1.58

Total	$8,586	1.41

PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for 2005 if the Company had applied

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Year Ended
December 31,
2005

Net income as reported	$19,158
Add: Stock-based compensation under APB 25 related to acquisitions, net of tax	599
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(10,021)

Pro forma net income	$9,736

Earnings per share:
Basic — as reported	$0.57
Diluted — as reported	$0.55
Basic — pro forma	$0.29
Diluted — proforma	$0.28

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

For pro forma purposes, the fair value of the Company’s stock option grants and ESPP awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the years ended December 31, 2005:

	Employee Stock	Employee Stock
	Option Plan	Purchase Plan

Expected life (years)	3.34	1.25
Expected volatility	90%	63%
Risk-free interest rate	4.03%	3.90%

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and implied volatility factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $7.86 for the year ended December 31, 2005. The total intrinsic value of options exercised during the year ended December 31, 2005 was $3.8 million. The weighted-average fair value of the purchase rights granted under the ESPP during 2005 was $5.30.

8.	401(k) PLAN

In 1997, the Company adopted a 401(k) plan (“401(k)”). Participation in the 401(k) is available to all employees. Entry date to the 401(k) is the first day of each month. Each participant may elect to contribute a percentage of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

9.	SEGMENT REPORTING

The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis substantially similar to the consolidated financial

PACKETEER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided only the required enterprise-wide disclosures.

The Company operates in the United States and internationally and derives its revenue from the sale of products and software licenses and maintenance contracts related to the Company’s products. Sales outside of the Americas accounted for 55%, 53% and 53% of net revenues in 2007, 2006, and 2005, respectively.

Geographic information is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net revenues:
Americas	$65,571	$67,614	$52,604
Asia Pacific	36,222	35,284	27,715
Europe, Middle East, Africa	42,668	42,225	32,622

Total net revenues	$144,461	$145,123	$112,941

Net revenues reflect the destination of the product shipped. The Americas net revenue includes sales into Canada, Latin America and South America, which in total accounted for 5%, 3% and 5% of total net revenues in 2007, 2006 and 2005, respectively.

Long-lived assets are primarily located in North America. Long-lived assets located outside North America are not significant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 130-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007, the end of the period covered by this report, to ensure that the material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included herein under Item 8.

(c)	Changes in Internal Control Over Financial Reporting

We have implemented the following changes during the period ended December 31, 2007 to remediate the material weaknesses identified in our report on Form 10-K for the year ended December 31, 2006:

1. We have implemented controls that provide for the reconciliation of the income taxes payable account to the supporting detail and a review by someone other than the preparer. Our controls now include the preparation of reconciliations of all income taxes payable accounts to detail support and to the general ledger balances. The reconciliation is independently reviewed by our Vice President of Finance. In addition, we have engaged an outside consultant to assist with such preparation and review.

2. We have implemented controls that provide for a more complete and detailed review of the rebate reserves, including a review of the update of estimated rebate rates to determine that they more accurately reflect historical rebate usage rates. We now review our estimated rates on a quarterly basis, and the calculations were independently reviewed in detail by an outside consultant under the supervision of our Vice President of Finance in the quarterly periods ended March 31, 2007 and June 30, 2007, and in the third quarterly period ended September 30, 2007 by our

Corporate Controller, who was hired in that period. In addition, we have hired additional accounting personnel to assist with the compilation and analysis of the data used in the calculation.

There have been no other changes in our internal control over financial reporting during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 19, 2008, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the terms of the Company’s 2007 executive officer performance share award program under the Company’s 1999 Stock Incentive Plan. In this program, executive officers have been granted awards of performance shares under which amounts ranging from 8,000 to 25,000 shares may be earned if performance goals are achieved at target levels. Each performance share represents the right to receive one share of the Company’s common stock following the end of a one-year performance period, subject to meeting additional service-based vesting requirements. The specific number of performance shares an executive officer may earn is based on the Company’s achievement of product revenue and operating income goals for the performance period. If the Company’s performance against these financial measures exceeds target levels, the number of performance shares earned will exceed 100% of the target number of performance shares subject to the award, up to a maximum of 200% of the target number of performance shares. Performance shares earned on the basis of performance goal achievement will be settled by distribution to the executive officer of an equal number of shares of the Company’s common stock, provided that the executive’s employment continues through specified annual vesting dates over a three year period. Performance share awards are subject to the terms and conditions of a Notice of Grant and Performance Share Agreement (the “Agreement”). Vesting of the target number of performance shares subject to the award may be accelerated in part following certain corporate transactions pursuant to the terms of the Agreement.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K with respect to identification of directors and executive officers is incorporated by reference to the information contained in the sections captioned “Proposal No. 1: Election of Directors” and “Executive Officers,” respectively, in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Information with respect to Items 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement.

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

The information required by Item 403 and 201(d) of Regulation S-K is incorporated herein by reference to the information contained in the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, respectively, in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 404 and 407(a) of Regulation S-K is incorporated herein by reference to the information contained in the sections captioned “Certain Relationships and Related Transactions” “and “Corporate Governance”, respectively, in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See the Consolidated Financial Statements beginning on page 40 of this Form 10-K.

(2) Financial Statement Schedule

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

See the Exhibit Index at page 79 of this Form 10-K.

(b) See the Exhibit Index at page 79 of this Form 10-K.

(c) See the Consolidated Financial Statements beginning on page 40.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 3rd day of March 2008.

PACKETEER, INC.

By:	/s/ DAVE CÔTÉ
Dave Côté
President and Chief Executive Officer

Date: March 3, 2008

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

Name	Title	Date

/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2008

/s/ DAVID YNTEMA David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 3, 2008

/s/ STEVEN CAMPBELL Steven Campbell	Chairman of the Board of Directors	March 3, 2008

/s/ CRAIG ELLIOTT Craig Elliott	Director	March 3, 2008

/s/ JOSEPH GRAZIANO Joseph Graziano	Director	March 3, 2008

/s/ L. WILLIAM KRAUSE L. William Krause	Director	March 3, 2008

Name	Title	Date

/s/ BERNARD MATHAISEL Bernard Mathaisel	Director	March 3, 2008

/s/ PETER VAN CAMP Peter Van Camp	Director	March 3, 2008

/s/ GREGORY MYERS Gregory Myers	Director	March 3, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.
3	.3(1)	Registrant’s Amended and Restated Bylaws.
4	.1(2)	Form of Registrant’s Specimen Common Stock Certificate.
10	.1(2)*	Registrant’s 1996 Equity Incentive Plan.
10	.2(2)*	Registrant’s 1999 Stock Incentive Plan.
10	.3(1)*	Form of Stock Option Agreement and Notice of Exercise under 1999 Stock Incentive Plan.
10	.4(2)*	Form of Indemnity Agreement entered into by Packeteer, Inc. with each of its executive officers and directors.
10	.5(3)*	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan.
10	.6(4)*	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan.
10	.7(4)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and Packeteer, Inc.
10	.8(5)*	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.
10	.9(6)*	Amendment dated December 15, 2004 to the 1999 Stock Incentive Plan.
10	.10(6)	Agreement and Plan of Reorganization by and among Packeteer, Inc., P Acquisition Corporation, Mentat Inc. and Certain Shareholders of Mentat Inc.
10	.11(7)*	Amendment dated May 24, 2005 to the 1999 Stock Incentive Plan.
10	.12(8)	Agreement and Plan of Reorganization by and among Packeteer, Inc., Oslo Acquisition Corporation, Tacit Networks, Inc. and Vikram Gupta dated May 8, 2006.
10	.13(1)*	Form of Notice of Grant and Restricted Stock Units Agreement (for U.S. Participants).
10	.14(1)*	Form of Notice of Grant and Restricted Stock Units Agreement (for Non-U.S. Participants).
10	.15(9)*	Form of Notice of Grant and Performance Share Agreement under 1999 Stock Incentive Plan (2007)
10	.16(9)	First Amendment of Lease dated January 31, 2007, between NMSPCSLDHB, a California Limited Partnership, and Packeteer, Inc.
10	.17(9)*	Amendment dated February 5, 2007 to the 1999 Stock Incentive Plan.
10	.18(10)*	Form of Change in Control Agreement dated March 26, 2007 by and between Packeteer, Inc. and each executive officer (other than the Chief Executive and Chief Financial Officers)
10	.19(10)*	Severance and Change in Control Agreement dated March 26, 2007 by and between Packeteer, Inc. and Dave Côté
10	.20(10)*	Severance and Change in Control Agreement dated March 26, 2007 by and between Packeteer, Inc. and David Yntema
10	.21(1)*	Amendment and Restatement dated December 12, 2007 of the 1999 Employee Stock Purchase Plan.
10	.22(1)*	Amendment dated December 12, 2007 of the 1999 Stock Incentive Plan.
10	.23(1)*	Form of Notice of Grant and Restricted Stock Units Agreement (for Nonemployee Directors).
10	.24(1)*	Form of Notice of Grant and Performance Share Agreement under 1999 Stock Incentive Plan (2008)
21	.1(1)	Subsidiaries of Packeteer.
23	.1(1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	.1(1)	Power of Attorney (see page 77).
31	.1(1)	Sarbanes-Oxley Section 302 Certification — CEO
31	.2(1)	Sarbanes-Oxley Section 302 Certification — CFO
32	.1(1)	Sarbanes-Oxley Section 906 Certification — CEO
32	.2(1)	Sarbanes-Oxley Section 906 Certification — CFO

*	Management contract, or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(4)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 21, 2003.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 16, 2005.

(7)	Incorporated by reference from Packeteer’s 8-K dated May 26, 2005.

(8)	Incorporated by reference from Packeteer’s 10-Q dated August 9, 2006.

(9)	Incorporated by reference from Packeteer’s 10-K dated March 16, 2007.

(10)	Incorporated by reference from Packeteer’s 10-Q dated April 31, 2007.