Form 10-K/A
period 2007-12-31
PACKETEER INC
filed 2008-04-29
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to          .
Commission File Number 001-34017
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None
EXPLANATORY NOTE
     This Amendment on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. We are filing this Amendment for the following reasons:
•	To include information required by Part III;

•	To include an exhibit that was inadvertently omitted (the “Omitted Exhibit”) from our Annual Report on Form 10-K filed on March 4, 2008; and

•	In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, to include with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of the Omitted Exhibit and these currently dated certifications.
Except as discussed above, we have not modified or updated the disclosures previously presented. Accordingly, this Amendment does not reflect events occurring after the filing of our original Form 10-K filed on March 4, 2008.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Our executive officers and directors and information concerning their ages and background as of April 1, 2008 are listed below:

Name	Age	Title
Dave Côté	53	President, Chief Executive Officer and Director
Manuel R. Freitas	59	Vice President, Operations and Customer Support
Nelu Mihai	52	Vice President, Engineering
Greg Pappas	45	Vice President, Human Resources
Ray Smets	44	Vice President, Worldwide Sales and Marketing
David A. Winikoff	50	Vice President, Product Management
David C. Yntema	63	Chief Financial Officer and Secretary
Steven J. Campbell	66	Chairmen of the Board of Directors
Craig W. Elliot	47	Director
Joseph A. Graziano	64	Director
L. William Krause	65	Director
Bernard F. (Bud) Mathaisel	63	Director
Peter Van Camp	52	Director
Gregory E. Myers	57	Director
Executive Officers
     Dave Côté has served as our President, Chief Executive Officer and director since October 2002. His term as a director will expire at the 2010 Annual Meeting of Shareholders. From April 1997 to October 2002, Mr. Côté served as Vice President of Worldwide Marketing and Communication ASSPs (Application-Specific Standard Products) for Integrated Device Technology, Inc., a semiconductor company. From January 1995 to November 1996, Mr. Côté served as Vice President of Marketing and Customer Support for ZeitNet Inc., which was acquired by Cabletron in 1996. From 1979 to 1995, he served in various marketing and sales positions, most recently as Director of Marketing at SynOptics, Inc. (now Nortel Networks). Mr. Côté holds a B.S. from the University of California at Davis and an M.B.A. from California State University at Sacramento.
     Manuel R. Freitas has served as our Vice President, Operations and Customer Support since May 2000. Mr. Freitas served as an independent operations management consultant from April 1999 until November 1999 and then again from February 2000 through May 2000. From November 1999 to February 2000, he served as Vice President of Customer Operations for Vividence Corporation, an Internet services company. From February 1990 to March 1999, Mr. Freitas served in various positions at Adobe Systems, Inc., including Vice President of Worldwide Customer Operations from October 1995 to March 1999, interim Vice President of Sales and Support for the Americas from April 1998 to November 1998 and Director of OEM and Developer Support from February 1990 to September 1995. Prior to joining Adobe, Mr. Freitas served in product management, field operations management, and sales management positions at Schlumberger Technologies from 1980 to 1989. Mr. Freitas holds a B.A. in business administration from William Patterson College.

     Nelu Mihai has served as our Vice President, Engineering since January 2006. Mr. Mihai served as Senior Vice President of Engineering and Operations at Cloudshield Technologies, a provider of servers for network traffic inspection, from April 2003 to March 2004. From April 2004 to January 2006, Mr. Mihai was a consultant for early stage private software, telecom, security and network semiconductor companies. In 2002, he co-founded SLA partners, an international consulting firm. From December 1999 to December 2001 he served as Chief Executive Officer and Chief Operating Officer of CPlane Inc, a telecommunication software company. Prior to 1999, he worked for six years at Bell Labs and AT&T, his last position there being Division Manager. Before 1994, he served in different positions at various Silicon Valley startup companies specializing in real time operating systems and at nuclear research institutes in Western Europe. Mr. Mihai holds a M.S. in computer engineering from Polytechnic University of Bucharest and a Ph.D in computer science from the Institute of Atomic Physics, Bucharest, with the doctorate work done at CERN Geneva, Switzerland.
     Greg Pappas has served as our Vice President of Human Resources since November 2005. From July 2004 through October 2005, Mr. Pappas served as Vice President of Human Resources of Extended Systems, Inc., a mobility software company. From June 2000 through July 2004, Mr. Pappas served as Vice President of Human Resources for GlobalEnglish Corporation, an Internet e-learning company. Prior to joining GlobalEnglish, from November 1998 through June 2000 Mr. Pappas served as Vice President of Human Resources for Inference Corporation, a knowledge management software company acquired by E-Gain Corporation. Mr. Pappas holds a B.S. in human resource administration from Kennedy-Western University.
     Ray Smets has served as our Vice President of Worldwide Sales and Marketing since September 2007. From February 2007 to September 2007, Mr. Smets served as Vice President of Marketing for the Broadband Solutions Group within Motorola’s Connected Home Solutions business. Mr. Smets joined Motorola through the acquisition of Netopia, Inc., a software company, in February of 2007. At Netopia, Mr. Smets was the Senior Vice President of Sales and Marketing. Prior to joining Netopia in January 2006, Mr. Smets served from October 2002 to August 2004 as President of the Network General, Inc. subsidiary of McAfee Security, Inc., a security software company, and as a consultant for McAfee from August 2004 until December 2005. Before joining McAfee, Mr. Smets served for over 15 years in executive roles at BellSouth Corporation, including as President of BellSouth.net Inc. and Vice President of Network Transformation of BellSouth’s Telecommunications Group. Mr. Smets holds a B.S. in computer engineering from the University of Florida and an M.B.A. from Nova-Southeastern University.
     David A. Winikoff has served as our Vice President of Product Management since June 2007. From March 2004 until June 2007, Mr. Winikoff was Vice President, Product Management of Siemens Enterprise Communications, Inc., the unified communications business unit of Siemens USA. Prior to holding that position, Mr. Winikoff worked in a variety of capacities within certain of Siemens AG’s various corporate affiliates, including as Director, Applications Product Management from June 2003 to March 2004; Director, Voice-over IP Platform Product Management from March 2002 to June 2003; Director, Messaging/Mobility Product Management from September 1999 to March 2002, Group Manager, Industry from January 1998 to January 1999 and Group Product Manager for Hicom from October 1991 to January 1998. Mr. Winikoff joined Siemens Enterprise Networks in May 1992 through its acquisition of ROLM Company, a joint venture of Siemens and IBM, where he served as Product Manager from 1990 to 1991. Prior to that, Mr. Winikoff was Manager, Marketing Education at IBM Corporation from 1986 to 1990, Senior Software Engineer at Teledex Corporation from 1984 to 1985 and a Product Development Engineer at ROLM Corporation from 1979 to 1984. He holds a B.S. in computer science and engineering from the Massachusetts Institute of Technology and an MBA in international marketing from Santa Clara University.
     David C. Yntema has served as our Chief Financial Officer and Secretary since January 1999. From May 1994 through August 1998, Mr. Yntema served as Chief Financial Officer and Vice President, Finance and Administration of VIVUS, Inc., a pharmaceutical company. Prior to joining VIVUS, Mr. Yntema served as Chief Financial Officer for EO, Inc., a handheld computer company; MasPar Computer Corporation, a massively parallel computer company; and System Industries, a storage subsystem company; and has held a variety of other financial and general management positions. Mr. Yntema holds a B.A. in economics and business administration from Hope College and an M.B.A. from the University of Michigan and is a certified public accountant.
     There are no family relationships among any of our directors or executive officers.
Non-Management Directors
Directors whose terms expire at the 2008 Annual Meeting of Stockholders
     Steven J. Campbell has served as Chairman of the Board of Directors since our inception in January 1996 and served as our Chief Executive Officer from January 1996 through April 1996. Mr. Campbell was a founder of StrataCom, Inc., a network switching equipment company which was acquired by Cisco Systems in July 1992. At StrataCom, Mr. Campbell was employed from January 1986 to June 1986 as Chief Executive Officer, and then from June 1986 to 1990 as Vice President of Engineering and Operations. He headed the PBX development at Rolm Communications, Inc., a telecommunications company, from 1978 through 1983 and held various positions at Intel Corporation from 1972 through 1978. Mr. Campbell holds a B.S. in electrical engineering from Oregon State University and an M.S. in electrical engineering from Santa Clara University.
     Craig W. Elliott has served as a director since April 1996. From April 1996 until his retirement in May 2002, Mr. Elliott served as President and Chief Executive Officer of Packeteer. Prior to joining Packeteer, Mr. Elliott served as International General Manager of Apple, Inc.’s Online Internet Division from January 1991 to March 1996. From November 1987 to May 1990, Mr. Elliott served as Apple’s Product Business Manager in charge of Networking and Communication Products. Mr. Elliott holds a B.S. from Iowa State University.
     Joseph A. Graziano has served as a director since February 1996. From June 1989 to December 1995, Mr. Graziano was Executive Vice President and Chief Financial Officer of Apple, Inc. and served as a director of Apple from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. From October 1981 to May 1985, he was Chief Financial Officer of Apple Computer, Inc. Mr. Graziano holds a B.S. in accounting, received an honorary doctorate of business from Merrimack College and is a certified public accountant.
Directors whose terms expire at the 2009 Annual Meeting of Stockholders
     L. William Krause has served as a director since March 2001. Mr. Krause has been President of LWK Ventures, a private investment firm, since 1991. In addition, Mr. Krause served as Chairman of the Board of Caspian Networks, Inc., an IP networking systems provider, from April 2002 to September 2006 and as CEO from April 2002 until June 2004. From September 2001 to February 2002, Mr. Krause was Chairman and Chief Executive Officer of Exodus Communications, Inc., which he guided through Chapter 11 Bankruptcy to a sale of assets. He also served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993 when he retired. Mr. Krause currently serves as a director of Brocade Communication Systems, Inc., Core-Mark Holding, Inc., Sybase, Inc., and Trizetto Group, Inc. Mr. Krause holds a B.S. in electrical engineering and received an honorary doctorate of science from The Citadel.
     Bernard F. (Bud) Mathaisel has served as a director since December 2004. Since June 2007, Mr. Mathaisel has been Senior Vice President and Chief Information Officer at Achievo Corporation. From August 1999 through September 2006, Mr. Mathaisel was Chief Information Officer of Solectron Corporation where he also held the title of Corporate Vice President from 1999 to 2004 and Senior Vice President from 2004 to 2006. Prior to joining Solectron, Mr. Mathaisel served as CIO of Ford Motor Company. Prior to Ford, Mr. Mathaisel was a national partner at Ernst & Young LLP where he founded and directed their Center for Business Innovation. Mr. Mathaisel has also held executive positions at Walt Disney Company and Temple, Barker and Sloane, Inc. Mr. Mathaisel holds a B.S. in aeronautics and astronautics and an M.S. in operations research from Massachusetts Institute of Technology.
     Peter Van Camp has served as a director since May 2001. Mr. Van Camp serves as the Executive Chairman of Equinix, Inc., an Internet infrastructure services company, where he also served as Chief Executive Officer from May 2000 through April 2007. Prior to joining Equinix in May 2000, he served as President, Americas Region forUUNet, an Internet services company and a division of WorldCom, Inc., beginning in January 1997. From October 1982 until January 1997, Mr. Van Camp served as Vice President of Sales and subsequently President of CompuServe Network Services, the corporate data networking division of CompuServe, Inc., a network services company. Mr. Van Camp holds a B.S. in accounting with a concentration in computer science from Boston College.
Directors whose terms expire at the 2010 Annual Meeting of Stockholders
     Gregory E. Myers has served as a director since July 2006. From January 1999 to December 2005, Mr. Myers served as Vice President of Finance and Chief Financial Officer of Symantec Corporation, a provider of Internet security technology. Prior to his role as Symantec’s Chief Financial Officer, Mr. Myers served Symantec in various senior finance positions, beginning in September 1993. Since November 2007, Mr. Myers has also served on the Board of Directors of Altera Corporation. Mr. Myers served as a member of Maxtor Corporation’s Board of Directors from August 2003 until its sale to Seagate Technology in May 2006. He also served on the Board of Directors of Inktomi Corporation, an Internet software company, before it was acquired by Yahoo! Inc. in March 2003. Currently, Mr. Myers is a private investor. Mr. Myers holds a B.S. degree from Cal-State University, Hayward and holds an M.B.A. from Santa Clara University.

CORPORATE GOVERNANCE
Director Independence
     The Board of Directors has determined that, other than Mr. Côté, our current President and Chief Executive Officer, each of the members of the Board of Directors is an independent director for purposes of applicable Nasdaq rules.
     The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Our Board of Directors has determined that each member of the Audit Committee satisfies the additional independence requirements for audit committee members set forth in applicable Nasdaq and SEC rules. Our Board of Directors has also determined that each member of the Compensation Committee satisfies the additional independence requirements for our Compensation Committee members set forth in the charter of the Compensation Committee posted on our website at http://www.packeteer.com/company/investors/corpgov.cfm.
Director Attendance at Meetings
     The Board of Directors held fourteen meetings during 2007. Each of the standing committees of the Board of Directors held the number of meetings indicated below. Each of our directors attended at least 75% of the total number of meetings of the Board of Directors and all of the committees of the Board of Directors on which such director served during 2007.
     The following table sets forth the members of each of the standing committees during 2007 and the number of meetings held by each such committee:
Committees of the Board of Directors

Nominating
and Corporate
Name of Director	Audit	Compensation	Governance
Dave Côté
Steven J. Campbell	Member
Craig W. Elliott		Member (1)
Joseph A. Graziano	Chairman and		Member
Financial Expert
L. William Krause		Chairman	Chairman
Bernard F. (Bud) Mathaisel	Member
Gregory E. Myers	Member
Peter Van Camp		Member
Number of Meetings:	5	13	3

(1)	Mr. Elliott resigned as a member of the Compensation Committee on January 4, 2007 and rejoined the Compensation Committee on October 18, 2007.
Director Attendance at Annual Meetings of Stockholders
     We make every effort to schedule our annual meeting of stockholders at a time and date to maximize attendance by our directors taking into account their schedules. All of our directors are expected to make every effort to attend our annual meeting of stockholders absent an unavoidable and irreconcilable conflict. Messrs. Côté, Elliott, and Van Camp were present at our 2007 annual meeting of stockholders and Messrs. Krause, Mathaisel, Myers, and Graziano participated by conference telephone.
Board Committees
     Audit Committee. The Audit Committee functions under a charter that is available on our website at: http://www.packeteer.com/company/investors/corpgov.cfm. The primary functions of the Audit Committee include: (i) overseeing our accounting and financial reporting processes and the audits of our financial statements, including monitoring the adequacy of our system of financial reporting and internal accounting controls and procedures; (ii) reviewing the qualifications, independence and performance, and approving the terms of engagement, of our independent registered public accounting firm; (iii) reviewing and pre-approving any audit and permissible non-audit services that may be performed by our independent registered public accounting firm;

(iv) reviewing and approving any related party transactions; (v) reviewing with our management and the independent registered public accounting firm our interim and year-end operating results; (vi) reviewing our critical accounting policies and the application of accounting principles; and (vii) preparing any reports required under SEC rules.
     The Board of Directors has determined that all of the members of the Audit Committee possess the level of financial literacy required by applicable Nasdaq and SEC rules and that Mr. Graziano is an audit committee financial expert as defined by SEC rules. In addition, each of the members of the Audit Committee, including Mr. Graziano, satisfies the independence requirements for audit committee members set forth in applicable Nasdaq and SEC rules.
     Additional information regarding the Audit Committee is set forth in the Report of the Audit Committee below.
     Compensation Committee. The Compensation Committee functions under a charter that is available on our website at: http://www.packeteer.com/company/investors/corpgov.cfm. The purpose of the Compensation Committee is to assist the Board of Directors in carrying out its responsibilities with respect to: (i) reviewing and approving the compensation of our executive officers, including the Chief Executive Officer; (ii) reviewing director compensation; (iii) administering our equity incentive plans; and (iv) preparing any reports required under SEC rules.
     More specifically, the Compensation Committee’s scope and authority with respect to executive officer compensation include: (i) review and approval of all compensation for the Chief Executive Officer, including incentive-based and equity-based compensation, in consultation with the Board of Directors; (ii) review and approval of annual performance goals and objectives relevant to Chief Executive Officer compensation and review of his performance in light of these goals and objectives; (iii) the making of recommendations to the Board of Directors regarding incentive-based and equity-based compensation plans in which executive officers participate; (iv) review and approval of salaries, incentive-based awards and equity-based awards for our executive officers; (v) oversight of the evaluation of management; (vi) administration of our incentive-based or equity-based compensation plans consistent with the provisions of such plans; (vii) approval of all employment, severance or change in control agreements, or other supplemental benefits applicable to executive officers; (viii) periodic review of and rendering of advice to the Board of Directors concerning regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our director and executive officer compensation; and (ix) periodic review of changes to director compensation and recommendation of such changes to the Board of Directors. The Compensation Committee charter provides for delegation of any of our Compensation Committee’s duties or responsibilities to subcommittees or to one member of the committee.
     When considering and determining the compensation paid to our executive officers, the Compensation Committee typically begins its annual process in the fall and finalizes new compensation arrangements in January of the following year. The Compensation Committee typically meets at regular and special meetings with our Vice President of Human Resources, a representative of the Compensation Committee’s compensation consultant and outside legal counsel. During a portion of each meeting, the Compensation Committee meets in executive session.
     In making its decisions regarding executive compensation, the Compensation Committee seeks input and specific recommendations from our Chief Executive Officer regarding the performance and compensation for executive officers other than the Chief Executive Officer. The Vice President of Human Resources may also recommend equity plan guidelines for all employees, compensation adjustments, plan design or policy changes and provide other information, as necessary, to the Compensation Committee.
     The Compensation Committee engaged Compensia, an independent management compensation consulting firm, in June 2006 to assist with the development of our executive compensation programs, Board of Director compensation and employee equity compensation. In connection with the development of the 2007 executive compensation program, Compensia reviewed, analyzed and presented to the Compensation Committee competitive market data and alternative compensation strategies. Compensia has continued to assist with respect to our 2008 program.
     Compensia generally attends meetings of the Compensation Committee and also communicates with the Compensation Committee outside of meetings. Compensia reports to the Compensation Committee rather than to management, although Compensia may meet with management from time to time for purposes of gathering information that management may provide to the Compensation Committee. Currently, Compensia does not provide any other services to Packeteer and receives compensation only with respect to the services provided to the Compensation Committee. The Compensation Committee has authority under its charter to retain, approve fees for and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.

     Our Board of Directors has determined that each current member of the Compensation Committee satisfies the additional independence requirements for our Compensation Committee members set forth in the charter of the Compensation Committee. On January 24, 2007, the Board of Directors approved revisions to the charter setting forth new independence standards for Compensation Committee members. In anticipation of these changes, Mr. Elliott, a member of the Compensation Committee during 2006, resigned on January 4, 2007. Mr. Elliott rejoined the Compensation Committee during October 2007, consistent with the new independence standards for Compensation Committee members.
     For more information on our Compensation Committee and its philosophy, please refer to the section entitled “Compensation Discussion and Analysis.” The Report of the Compensation Committee is included immediately following the Compensation Discussion and Analysis.
     Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee functions under a charter that is available on our website at: http://www.packeteer.com/company/investors/corpgov.cfm. The primary functions of the Corporate Governance and Nominating Committee include: (i) identifying and selecting or recommending director nominees for each election of directors; (ii) developing and recommending to the Board of Directors criteria for selecting qualified director candidates; (iii) considering committee member qualifications, appointment and removal, (iv) recommending codes of conduct and compliance mechanisms applicable to Packeteer; and (v) providing oversight in the evaluation of the Board of Directors and each committee.
Director Nominations
     When considering the nomination of directors for election at an annual meeting, the Corporate Governance and Nominating Committee reviews annually the results of an evaluation performed by the Board of Directors, and the needs of the Board of Directors for various skills, experience or other characteristics. The Corporate Governance and Nominating Committee’s assessment of the Board of Directors’ needs includes issues of diversity, age, skills such as an understanding of technology, finance, marketing, manufacturing and international business, and expected contributions to the Board of Directors.
     When reviewing a potential candidate for nomination as director, including an incumbent who intends to stand for re-election, the Corporate Governance and Nominating Committee considers the perceived needs of the Board of Directors, the candidate’s relevant background, experience, skills and expected contributions, and the qualification standards established from time to time by the Corporate Governance and Nominating Committee. With respect to such standards, it is the Corporate Governance and Nominating Committee’s goal to assemble a Board of Directors that has a diversity of experience at policy-making levels in business, government, education and technology, and in areas that are relevant to our global activities. In addition, the Corporate Governance and Nominating Committee believes that members of the Board of Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of our stockholders. They must have an inquisitive and objective perspective and mature judgment. They must also have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated. In addition to the benefits of diverse viewpoints, the Corporate Governance and Nominating Committee may also take into account the benefits of a constructive working relationship among directors. Members of the Board of Directors are expected to rigorously prepare for, attend, and participate in all Board of Directors and applicable committee meetings. Other than the foregoing, there are no stated criteria for director nominees, although the Corporate Governance and Nominating Committee may also consider such other factors as it may deem, from time to time, are in the best interests of Packeteer and our stockholders.
     The Corporate Governance and Nominating Committee considers candidates for directors proposed by directors, management or stockholders, and evaluates any such candidates against the criteria and pursuant to the policies and procedures set forth above. If the Corporate Governance and Nominating Committee believes that the Board of Directors requires additional candidates for nomination, it engages, as appropriate, a third party search firm to assist in identifying qualified candidates. As part of the nominating process, all incumbent directors and non-incumbent nominees are required to submit a completed form of directors’ and officers’ questionnaire and all incumbent directors may be required to participate in a self-assessment process. The nomination process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Corporate Governance and Nominating Committee.
     In addition, stockholders may recommend or nominate directors for election at an annual meeting, provided the advance notice requirements set forth in our Bylaws have been met. Candidates recommended by stockholders will be evaluated against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Communications with Directors
     Any stockholder who wishes to contact our Chairman of the Board of Directors or any of the other members of the Board of Directors may do so in writing by mail to: Chairman of the Board of Directors, c/o Corporate Secretary, Packeteer, Inc., 10201 North De Anza Boulevard, Cupertino, California 95014; or by email to our Corporate Secretary: dyntema@packeteer.com . The Corporate Secretary shall maintain a log of such communications and transmit as soon as practicable such communications to the identified director addressee(s), unless there are safety or security concerns that mitigate against further transmission of the communication, as determined by the Corporate Secretary in consultation with our corporate counsel. The Board of Directors or individual directors so addressed shall be advised of any communication withheld for safety or security reasons as soon as practicable.
Code of Business Conduct and Ethics
     The Board of Directors has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees. The Code is available at http://www.packeteer.com/company/investors/corpgov.cfm. Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by a committee comprised of a majority of our independent directors and will be promptly disclosed on our website within four business days.
Corporate Governance Principles
     In July 2006, we adopted Corporate Governance Principles that address the role of the Board of Directors, composition of the Board of Directors, criteria for Board of Directors membership, the policy for Director stock ownership, and other Board of Directors governance matters. These principles are available on our website at http://www.packeteer.com/company/investors/corpgov.cfm.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee for 2007 were Messrs. Krause (Chairman), Van Camp and Elliott. Except for Mr. Elliot, who served as President and Chief Executive Officer of Packeteer from April 1996 until his retirement in May 2002, none of the members of the Compensation Committee have ever been employees or officers of Packeteer.
     During 2007, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K and none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or Board of Directors.
     For information on the compensation paid to the members of the Board of Directors, please see the section entitled “Compensation of Directors” under the heading “Executive Compensation.”
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.
     Based upon (i) the copies of Section 16(a) reports which we have received from such persons for their 2007 transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no Form 5 reports were required to be filed by them for 2007, the Company believes that all reporting requirements under Section 16(a) for such year were met in a timely manner by its directors and executive officers and each holder of more than 10% of the outstanding Common Stock, except that each director submitted a Form 4 on August 21, 2007 for his annual option grant awarded on May 23, 2007
REPORT OF THE AUDIT COMMITTEE
     The following is the report of the Audit Committee with respect to Packeteer’s audited financial statements for the year ended December 31, 2007, which include the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and the notes thereto.
     The Audit Committee oversees Packeteer’s financial reporting process on behalf of the Board of Directors, reviews the financial information issued to stockholders and others, including a discussion of the quality, not just the acceptability of the accounting principles, the reasonableness of significant judgments and the clarity of discussions in the financial statements, and monitors the systems of internal control and the audit process. Management has the primary responsibility for the financial statements and the reporting process, including internal control systems. KPMG LLP is responsible for expressing an opinion as to the conformity of our audited financial statements with generally accepted accounting principles.
Review with Management
     The Audit Committee has reviewed and discussed Packeteer’s audited financial statements with management.
Review and Discussions with Independent Registered Public Accounting Firm
     The Audit Committee has discussed with KPMG LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards 114 (The Auditor’s Communication with Those Charged with Governance) as adopted by the Public Company Accounting Oversight Board in Rule 3600T.
     The Audit Committee has received from the auditors a formal written statement describing all relationships between the auditors and Packeteer that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with the auditors any relationships that may impact their objectivity and independence, and satisfied itself as to the auditors’ independence.
Conclusion
     Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in its Annual Report on Form 10-K for the year ended December 31, 2007.
SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
Steven J. Campbell
Joseph A. Graziano, Chairman
Bernard F. (Bud) Mathaisel
Gregory E. Myers

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
     The Compensation Committee is empowered to discharge the Board’s responsibilities relating to compensation and benefits for our executive officers. The Compensation Committee seeks to set compensation and benefits such that the total compensation paid to our executive officers is reasonable, competitive and reflective of corporate and individual performance.
Philosophy and Objectives
     The Compensation Committee believes that the most effective executive compensation program is one that delivers compensation opportunities at levels generally consistent with market competitive practice, but provides for differentiated levels of actual compensation based on individual and company performance. Further, the Compensation Committee believes in creating a strong alignment between the interests of our executives and our stockholders by linking a significant portion of executive compensation to growth in the market value of our stock. We operate in a very competitive industry and are located in Silicon Valley where competition for executives is intense. Therefore, we have the additional objective of offering compensation programs that preserve our ability to attract and retain superior executives and providing competitive compensation to key employees relative to the compensation paid to similarly situated executives of our peer companies.
     While the Compensation Committee and management review competitive market practices identified through the benchmarking exercise described below, we do not target compensation to specific, predetermined market levels. In determining appropriate base salary levels for each executive, the Compensation Committee evaluates competitive market data along with individual performance, expected contribution and experience and overall company performance. Short-term incentive opportunities are designed so that on-target performance relative to our business plan will result in cash compensation in the middle of the competitive range, with the opportunity to do better or worse based on actual results. Long-term incentives are designed to balance rewards for generating positive shareholder returns and for achieving longer-term operational goals. Longer-term operational objectives are set so that achievement of the goals will out-perform industry peers.
Compensation Process
     The Compensation Committee generally begins each annual process in the fall and finalizes new compensation arrangements in January of the following year. The Compensation Committee typically meets at regular and special meetings with our Vice President of Human Resources, a representative of the Compensation Committee’s compensation consultant and outside legal counsel.
Role of the Compensation Consultant
     The Compensation Committee engaged Compensia, an independent management compensation consulting firm, in June 2006 to assist with the development of our executive compensation programs. In connection with the development of the 2007 executive compensation program, Compensia reviewed, analyzed and presented to the Compensation Committee competitive market data and alternative compensation strategies. Compensia has continued to assist with respect to our 2008 program.
     Role of Management
     In making its decisions, the Compensation Committee seeks input and specific recommendations from our Chief Executive Officer regarding the performance and compensation for executive officers other than the Chief Executive Officer. The Vice President of Human Resources may also recommend equity plan guidelines for all employees, compensation adjustments, plan design or policy changes and provide other information, as necessary, to the Compensation Committee.
     Performance Review Process
     The Compensation Committee reviews the performance of all executives, including the Chief Executive Officer, annually. In reviewing the performance of the Chief Executive Officer, the Committee solicits feedback from the other non-executive members of the Board and from the Chief Executive Officer’s direct reports. For the other executives, the Chief Executive Officer provides the Compensation Committee with a review of each individual’s performance and contributions over the past year.

     Competitive Market Study
     In making annual compensation decisions, the Compensation Committee requests that Compensia evaluate compensation elements relative to a peer group of publicly-traded networking and technology industry companies of similar size and organizational scope. The peer group of companies is reviewed annually by the Committee to ensure that the comparators are reasonable from a business and size perspective. The companies comprising the peer group for 2007 are:

Blue Coat Systems	MRV Communications	Secure Computing
Extreme Networks	NetScout Systems	Sierra Wireless
F5 Networks	Novatel Wireless	SonicWALL
Foundry Networks	Riverbed Technology	Websense
     In addition to data collected from the public filings of the Companies in the peer group , Compensia also considers supporting data from industry compensation surveys and data from its proprietary database. The consultant consolidates the various data sets into a single market study that is representative of the peer group pay practices, which is then used by management and the Compensation Committee as a single reference point in reviewing and setting compensation.
Compensation Elements
     In order to align executive compensation with our compensation philosophy, our executive officer compensation package contains three primary elements: base salary, cash bonuses and equity-based awards. In addition, we provide our executive officers a variety of benefits that are available generally to all salaried employees in the geographic location in which they are based. Each component of our executive compensation program is designed to reward different aspects of performance. The Compensation Committee sets executive officer base salary compensation at a level that it believes enables us to attract and retain strong executive talent. Our short-term incentive compensation program is designed to provide short-term incentives to our executives through cash bonus awards. Pay-outs, if earned, are made on a semi-annual basis and are determined based upon our achievement of designated corporate financial goals, including revenue and operating income results, compared to our financial plan for the related period. Our long-term incentive compensation program is designed primarily to provide long-term performance incentives and retention value through equity-based awards that reward our executives for increasing stockholder value over time. The elements of our executive compensation package generally do not differentiate between the executives listed in the Summary Compensation Table below, referred to in this Annual Report as our Named Executive Officers, and our other executive officers, with the exceptions of severance benefits payable to our Chief Executive Officer and Chief Financial Officer and certain change in control benefits payable to our Chief Executive Officer.
     Compensation Mix
     A significant percentage of total compensation is incentive-based. Below is a depiction of the target mix of elements in the 2007 compensation packages for our Chief Executive Officer and Named Executive Officers approved by the Compensation Committee at the beginning of 2007. The Compensation Committee determines the allocation between the various compensation elements on an annual basis, after reviewing information provided by its consultant. There is no pre-established plan or target for such allocation. Rather, the Compensation Committee establishes an annual policy based on its goal to align our executive compensation program with relevant strategic objectives.

Base Salary
     Our executive base salaries are based upon individual and company performance and the individual’s expected contribution and experience, as well as the annual evaluation of the market study. In the process of determining base compensation for 2007, the Compensation Committee considered data prepared by its consultant reflecting that, on average, our executive base salaries generally trailed the median of the market study by 8% at the end of 2006. In determining the base salary increase for the Chief Executive Officer, the Compensation Committee considered the competitive market data, the Company’s performance in 2006 and feedback gathered during the performance review process. For the other named executive officers, the Compensation Committee considered the same factors as they did for the Chief Executive Officer, as well as the performance of each executive’s area of responsibility and the Chief Executive Officer’s salary increase recommendation. Effective January 2007, each of our executive officers received an increase in base salary from 2006 which ranged between 2.2% and 10.7%.
Short Term Incentive Compensation
Semi-Annual Awards
     Our short term incentive compensation is structured as a performance-based cash bonus plan. The cash bonuses for all of our executive officers are based on an assigned target incentive rate, expressed as a percentage of each officer’s annual base salary. The cash bonuses are awarded on the basis of our performance by comparing our actual revenue and operating income results against the approved 2007 business plan revenue and operating income goals established semi-annually by the Board of Directors. The Compensation Committee believes revenue and operating income to be the best measures of financial success and believes that performance at or above revenue and operating income goals will ultimately translate into improved stockholder value. The revenue and operating income goals for 2007 performance represented a considerable stretch beyond our corresponding results for 2006. Although the Compensation Committee realized that achievement of the 2007 goals would be challenging, it also believed that the goals were appropriate based on the 2007 business plan.
     If earned, bonuses are paid semi-annually and are based on the assigned target incentive amount for the applicable six month period. The target incentive amount for each such period is equal to one-half of the officer’s annual base salary multiplied by the target incentive rate. For example, if the officer’s annual base salary is $100,000 and the target incentive rate is 50%, then in each semi-annual period the target incentive amount would be $25,000. The bonus actually earned for each semi-annual period is adjusted upward or downward based on our actual revenue and operating income performance in comparison to a revenue goal and operating income goal. Our Compensation Committee believes that semi-annual cash bonuses are reasonable and effective tools for incentivizing executive performance to achieve our financial performance goals.

     For all executive officers, 67% of the aggregate bonus earned for a period is based on achievement of the revenue goal and the remaining 33% is based on achievement of the operating income goal. The Compensation Committee chose revenue as the primary metric in order to incentivize and reward revenue growth, and selected positive operating income as a secondary metric in order to encourage fiscal responsibility. For each semi-annual period, we must achieve at least 80% of our revenue goal and positive operating income in order for executives to receive any bonus. Achievement of both goals at target levels results in a semi-annual bonus payment equal to the target incentive amount for the period. The threshold for a minimum payment under the revenue component is 80% of the revenue goal. At this level of performance, such minimum payment is 50% of the target amount payable under the revenue component. Achievement of the revenue goal in excess of 80% will increase the amount payable under the revenue component on a linear basis, subject to a performance cap of 120% resulting in a maximum payment equal to 150% of the target amount payable under the revenue component. The threshold for a minimum payment under the operating income component is 95% of the operating income goal. At this level of performance, such minimum payment is 50% of the target amount payable under the operating income component. Any achievement of the operating income goal above 100% will not increase the amount payable under the operating income component beyond the target level payment.
     In setting target incentive rates for 2007, the Compensation Committee determined that our Chief Executive Officer’s target incentive rate did not provide a compensation opportunity consistent with that of Chief Executive Officers at our peer companies and that pre-existing target incentives for each of our executives were within the appropriate range with the exception of our Chief Financial Officer and the Vice President of Engineering, whose target incentive rate increased from 40% to 50%. Our Chief Executive Officer’s target incentive rate was increased from 70% to 100%.
     Based upon the above, the 2007 executive compensation elements approved by the Compensation Committee for the Named Executive Officers, and the target incentive amounts actually earned by such persons under the 2007 performance-based cash bonus plan, were as follows:

		2007 Base			2007 Annual
		Salary	2007		Target	2007 Annual
		Rate	Target		Incentive	Incentive
		(Annualized)	Incentive		Amount	Award Earned
Officer Name	Position	($)	Rate		($)	($)(1)
Dave Côté	CEO & President	415,000	100%		415,000	205,675
David C. Yntema	Chief Financial
	Officer	290,000	50%		145,000	71,862
Manuel R. Freitas	VP Operations and
	Customer Support	235,000	40%		94,000	46,587
Nelu Mihai	VP Engineering	250,000	50%		125,000	61,950
Greg Pappas	VP Human Resources	215,000	40%		86,000	42,622
Former Officers:
Arturo Cázares	VP Worldwide Sales	235,000	90	%(2)	52,875 (2)	(2)
Alan Menezes	VP Marketing	230,000	40%		92,000	(3)

(1)	Reflects annual target incentive earned for 2007 performance. During the first half of 2007, no bonuses were earned as we did not achieve our minimum financial targets during that period. For the second half of 2007, bonuses were earned based upon the Company’s achievement of positive operating income and 99.5% of the revenue goal. Actual bonus compensation for performance in the second half of 2007 was paid in early 2008.

(2)	Our formula for determining Mr. Cázares’ short-term incentive compensation differed from other executive officers as indicated below as it was intended to emphasize performance of the sales organization and reward him for this performance against our revenue goals:

(a) Mr. Cázares’ Annual Target Incentive Amount of $52,875 represents 25% of his Target Incentive Rate multiplied by his base salary rate and was intended to be a cash bonus to be based on our achievement of the operating income goal and to be paid semi-annually. Mr. Cázares was no longer an employee effective April 30, 2007, however, and was therefore ineligible to receive a bonus under our performance-based cash bonus plan for either the semi-annual period ended June 30 or December 31, 2007.

(b) In addition to the Annual Target Incentive Amount, Mr. Cázares was eligible to earn short-term incentive compensation under the sales commission plan in an amount equal to 75% of the Target Incentive Rate multiplied by his base salary, or $158,625. For 2007, Mr. Cázares earned $96,134 under the sales commission plan.

(3)	Mr. Menezes was no longer an employee effective September 17, 2007 and was therefore ineligible to receive a bonus under our performance-based cash bonus plan for the semi-annual period ended December 31, 2007. For payments made to Mr. Menezes in connection with his departure, please see the Summary Compensation Table below.
Other Bonus Payments
     We may also grant one time performance bonuses based on individual contributions and responsibilities rather than financial metrics. During 2007, no such performance bonuses were granted.
Long-Term Incentive Compensation
Annual Equity Program
     Through 2006, our long-term incentive compensation program included only stock options subject to time based vesting. During the latter part of 2006, the Compensation Committee began working with its consultant to consider adjustments in our long-term incentive compensation approach. Starting in 2007, the Compensation Committee modified the long-term incentive compensation program to include a combination of stock options subject to time based vesting and performance share awards subject to vesting based upon long-term financial performance. When determining the appropriate allocation between these awards, the Compensation Committee sought to achieve a balance between the Company’s primary focus on share value appreciation represented by option awards and the secondary focus on long-term revenue and operating income performance represented by performance share awards. For 2007, this goal resulted in a mix of award types in which the annual stock option award generally constitutes approximately 65% of the aggregate target award, and the performance share award (if vested at target levels as described below) generally constitutes approximately 35% of the aggregate target award.
Option Awards
     The Compensation Committee utilizes stock option awards with the objective of providing executives with compensation tied to improvements in the market price of our Common Stock. These grants are designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage Packeteer from the perspective of an owner with an equity stake in the company. For 2007, annual grants were approved at our regularly scheduled Board of Directors meeting on January 24, 2007. Each option permits the officer to acquire shares of our Common Stock at a price per share equal to the closing price per share of our Common Stock as reported on Nasdaq Global Select Market on January 24, 2007. Contingent upon the officer’s continued employment, one-quarter of the options vest after 12 months following the grant date and the balance vest monthly over the following three years. Accordingly, the option will provide a return to the executive officer only if the officer remains employed by us during the vesting period, and then only if the market price of the shares appreciates over the option term.

     The size of the option award granted to each executive officer in 2007 was set by the Compensation Committee at a level that was intended to create a meaningful opportunity for stock ownership based upon the individual’s current position, the individual’s personal performance in recent periods, the individual’s potential for future responsibility and promotion over the option term, comparison of award levels in prior years and comparison of award levels earned by executives at our peer companies and similarly-sized companies in our broad industry group. The Compensation Committee also took into account the number of unvested options held by the executive officer in order to maintain an appropriate level of retention value for that individual. The relative weight given to each of these factors varied from individual to individual. The Compensation Committee also reviewed compensation survey data for Packeteer’s industry prepared and analyzed by its consultant. In January 2007, the Compensation Committee approved a stock option award for the Chief Executive Officer of 100,000 shares, and awards for executive officers ranging from 40,000 shares to 75,000 shares.
     The Compensation Committee may also grant additional option awards under the Company’s 1999 Stock Incentive Plan or 1999 Plan. On July 27, 2007, the Compensation Committee approved supplemental retention stock option grants to executive officers in amounts ranging from 40,000 to 50,000 shares. The Chief Executive Officer was not awarded any stock options. The Compensation Committee determined to make these grants after separate discussions with the Vice President of Human Resources and non-employee members of the Board of Directors regarding executive performance, morale and retention issues. Given the competitive nature of the Silicon Valley, the purpose of the grants was to help maintain sufficient executive team continuity in order to facilitate the Company’s recovery from below plan results.
     All stock option awards to our employees, including executive officers, have been granted at fair market value on the date of grant and are reflected in our consolidated financial statements. We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, we typically schedule a Compensation Committee meeting and make annual grants on the date of our regular Board of Directors meeting in January of each year, as well as on the hire date for new employees.
Performance Share Awards
     The Compensation Committee utilizes performance share awards with the objective of incentivizing current executive officers to accomplish the Company’s long-term revenue and operating income objectives. Each performance share awarded represents the right to receive one share of our Common Stock following the end of a three-year performance period, subject to applicable vesting terms. The right vests based on the achievement of a specific revenue growth rate and average annual operating margin goals and continued employment of the executive through a specified vesting date following the end of the performance period. The Compensation Committee, in determining the applicable performance share metrics, considered market data, peer group information, industry reports, and the Company’s business model relative to operating income. If our performance against these financial measures falls below certain minimum levels, no performance shares will vest. If our performance against these measures is at target levels, our executives will vest in the target number of shares subject to the awards, which range from 20,000 to 50,000. If our performance against these financial measures exceeds target levels, the number of performance shares vesting will exceed 100% of the target number of shares, subject to a maximum of 250%. When it established the 2007 performance share program, the Compensation Committee believed that the metrics it established for vesting of the performance share awards would be a challenge for the Company, but achievable. The Company did not record any compensation expense for 2007 with respect to the performance share awards.
Compensation Committee Philosophy on Change in Control and Severance Benefits
     In July 2006, the Compensation Committee approved certain change in control benefits for our executives and certain additional severance benefits for Dave Côté, our Chief Executive Officer, and David C. Yntema, our Chief Financial Officer. For a summary and quantification of the change in control and the severance benefits, please see the discussion under the section entitled “Executive Compensation — Potential Payments upon a Termination or Change in Control” below. The Compensation Committee determined to provide change in control arrangements in order to mitigate some of the risk that exists for executives working in an environment where there is a meaningful likelihood that we may be acquired. Our change in control and severance arrangements are intended to attract and retain qualified executives who may have attractive alternatives absent these arrangements. The change in control arrangements are also intended to mitigate a potential disincentive to consideration and execution of an acquisition, particularly where the services of these executive officers may not be required by the acquirer.

     In developing the terms of the agreements, the Compensation Committee, with the help of its consultant, evaluated the practices of the peer group in July 2006. Approximately 85% of the companies in such peer group disclosed that they had provided change in control benefits to executive officers, and the Compensation Committee designed this policy to be conservative relative to the practices in this peer group. Similarly, the Compensation Committee determined that severance benefits for our Chief Executive Officer and Chief Financial Officer were appropriate for these positions based on competitive market data provided by its consultant. While the Compensation Committee determined that it was appropriate to approve change in control and severance benefits for our executives, it awarded benefits that it believes are aligned at the lower end of the spectrum of competitive practices. For example, accelerated vesting of equity awards only occurs in limited circumstances, such as a termination or resignation in specified circumstances following a change in control or if awards are not assumed by the acquiring or successor company in a change of control. Only two of our executive officers, our Chief Executive Officer and Chief Financial Officer, are entitled to severance benefits other than those relating to a change in control. Separately, cash payments awarded in connection with any qualified termination or resignation are determined as a multiple of base salary alone, rather than multiples of base salary and bonus. No gross up for excise taxes are payable in connection with severance or change in control benefits. Additionally, the Compensation Committee believes that the terms “cause” and “resignation for good reason” in our change in control and severance benefit arrangements and our performance award agreements are carefully defined to support reasonable transition considerations and our goal of retaining our executives through an acquisition.
Other Benefits
     Executive officers are eligible to participate in all of our employee benefit plans, such as our 1999 employee stock purchase plan; medical, dental, vision, group life, disability, and accidental death and dismemberment insurance; and our 401(k) plan, in each case on the same basis as other employees. Except in limited circumstances, it is our policy not to provide any special perquisites or benefits to executive officers.
Tax Considerations
     The Compensation Committee considers the impact of Section 162(m) of the Internal Revenue Code in determining the mix of elements of executive compensation. This section limits the deductibility of non-performance based compensation paid to each of our Named Executive Officers to $1 million annually. The stock options and performance share awards granted to our executive officers under our 1999 Plan are intended to be treated under current federal tax law as performance-based compensation exempt from the limitation on deductibility. Salaries and bonuses paid under our annual bonus program do not qualify as performance-based compensation for purposes of Section 162(m). The Compensation Committee intends to consider the impact of Section 162(m) on the deductibility of future executive compensation, but reserves the right to provide for compensation to executive officers that may not be fully deductible.
COMPENSATION COMMITTEE REPORT
     We, the Compensation Committee of the Board of Directors of Packeteer, have reviewed and discussed the Compensation Discussion and Analysis contained in its Annual Report on Form 10-K for the year ended December 31, 2007 with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2007.
THE COMPENSATION COMMITTEE
L. William Krause, Chairman
Craig W. Elliott
Peter Van Camp

Summary Compensation Table
     The following table sets forth information concerning the compensation earned during the years ended December 31, 2007 and 2006 by our Chief Executive Officer, our Chief Financial Officer, our three other most highly-compensated executive officers and two former executive officers who would have been included among the three other most highly compensated executive officers had they continued to serve as executive officers through December 31, 2007. These individuals are referred to in this Annual Report as our “Named Executive Officers.”
2007 SUMMARY COMPENSATION TABLE

							Non-Equity
							Incentive
							Plan	All Other
						Option	Compensation	Compens-
		Salary (1)		Bonus (2)	Stock	Awards (4)	(2)	ation (5)		Total
Name and Principal Position	Year	($)		($)	Awards (3)	($)	($)	($)		($)
Dave Côté	2007	415,000		—	—	839,187	205,675	2,134		1,461,996
President and Chief Executive Officer	2006	375,000		—	—	1,022,105	212,223	1,929		1,611,257
David C. Yntema	2007	290,000		—	—	501,117	71,862	4,148		867,127
Chief Financial Officer	2006	265,000		7,500	—	425,510	85,698	3,785		787,493
Manuel R. Freitas	2007	235,000		—	—	380,299	46,587	2,154		664,040
Vice President Operations and Customer Support	2006	225,000		14,089 (6)	—	425,510	72,762	2,060		739,421
Nelu Mihai(7)	2007	250,000			—	478,981	61,950	1,228		792,159
Vice President, Engineering	2006	215,256		7,500	—	477,363	69,554	1,084		770,757
Greg Pappas	2007	215,000		—	—	392,936	42,622	674		651,232
Vice President Human Resources	2006	195,000		—	—	373,398	69,061	374		637,833
Former Officers:
Arturo Cázares	2007	174,468	(8)	—	—	475,670	—	127,640	(9)	775,518
Former Vice President Worldwide Sales	2006	387,993	(10)	6,000	—	692,037	25,875	492		1,112,397
Alan Menezes (11)	2007	144,782		—	—	643,307	—	73,410	(12)	861,499
Former Vice President Marketing

(1)	Unless otherwise noted, reflects the annual base salaries paid to the Named Executive Officers in the indicated year.

(2)	Performance-based bonuses are generally paid under our performance-based cash bonus plan and the amounts of such bonuses are reported under the Non-Equity Incentive Plan Compensation column. Additional discretionary bonuses awarded by the Compensation Committee, if any, are reported under the Bonus column. Unless otherwise noted, the amounts reported under the Bonus column represent discretionary cash bonuses awarded to several executive officers for contributions made during 2006 in connection with the acquisition and integration of Tacit Networks. These discretionary bonuses were approved by the Compensation Committee on January 31, 2007.

(3)	It was estimated at December 31, 2007 that no shares would ultimately vest and no related compensation expense was recorded during 2007. See Note 7 of the Notes to the Consolidated Financial Statements included with this Annual Report for additional information.

(4)	Dollar amount of compensation expense related to stock options recognized for financial statement reporting purposes in accordance with FAS 123(R). The assumptions used in the calculation of these amounts are included in Note 7 to our Consolidated Financial Statements included with this Annual Report.

(5)	Unless otherwise noted, represents premiums paid for group term life insurance benefits.

(6)	Represents (a) $6,000 in a discretionary cash bonus for performance related to the Tacit acquisition and (b) $8,089 in an additional discretionary bonus awarded to Mr. Freitas in recognition of additional management duties he performed in 2005 and 2006 while we were searching for a Vice President, Engineering. This additional discretionary bonus was awarded by the Chief Executive Officer pursuant to authority granted by our Compensation Committee.

(7)	Mr. Mihai commenced employment with Packeteer in January 2006.

(8)	Represents (a) $78,334 in annual salary and (b) $96,134 in commissions earned in 2007.

(9)	Includes $349 in premiums paid for group term life insurance benefits while Mr. Cázares was our employee and $27,114 of accrued vacation pay. Mr. Cázares resigned his employment with us effective April 30, 2007 and pursuant to a separation agreement, Mr. Cázares received $97,917 in severance and $2,260 in COBRA benefits. For more information regarding Mr. Cázares’ separation agreement, see the section entitled “Potential Payments upon Termination or Change in Control — Benefits Paid to Former Officers upon Separation.”

(10)	Represents (a) $230,000 in annual salary and (b) $157,993 in commissions earned in 2006.

(11)	Mr. Menezes commenced employment with Packeteer in February 2007.

(12)	Includes $430 in premiums paid for group term life insurance benefits while Mr. Menezes was our employee and $1,712 of accrued vacation pay. Mr. Menezes resigned his employment with us effective September 17, 2007 and pursuant to a separation agreement, Mr. Menezes received $67,083 in severance and $4,185 in COBRA benefits. For more information regarding Mr. Menezes’ separation agreement, see the section entitled “Potential Payments upon Termination or Change in Control — Benefits Paid to Former Officers upon Separation.”
Grants of Plan-Based Awards
     The following table sets forth certain information with respect to stock and option awards and other plan-based awards granted during the years ended December 31, 2007 to our Named Executive Officers:
GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan			Equity Incentive Plan Awards (2)
		Awards (1)
								All Other
								Option
								Awards:
								Number of	Exercise or	Grant Date Fair
								Securities	Base Price of	Value of Stock
								Underlying	Option	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Awards
Name	Grant Date	($) (3)	($)	($) (4)	(#) (5)	(#)	(#) (6)	(#)(7)	($/Sh)	($) (8)
Dave Côté	1/24/2007	139,025	415,000	554,025
	1/24/2007				28,125	50,000	125,000			621,000
	1/24/2007							100,000	12.78	657,906

David C. Yntema	1/24/2007	48,575	145,000	193,575
	1/24/2007				22,500	40,000	100,000			496,800
	1/24/2007							75,000	12.78	493,430
	7/27/2007							40,000	7.16	150,469

Manuel R. Freitas	1/24/2007	31,490	94,000	125,490
	1/24/2007				11,250	20,000	50,000			248,400
	1/24/2007							40,000	12.78	263,163
	7/27/2007							40,000	7.16	150,469

Nelu Mihai	1/24/2007	41,875	125,000	166,875
	1/24/2007				14,063	25,000	62,500			310,500
	1/24/2007							50,000	12.78	328,954
	7/27/2007							50,000	7.16	188,086

Greg Pappas	1/24/2007	28,810	86,000	114,810	11,250	20,000	50,000			248,400
	1/24/2007							40,000	12.78	263,163
	7/27/2007							40,000	7.16	150,469

Former Officers:

Arturo Cázares (9)	1/24/2007	0	58,750	58,750
	1/24/2007				14,063	25,000	62,500			310,500
	1/24/2007							50,000	12.78	328,954

Alan Menezes (10)	2/14/2007	30,820	92,000	122,820
	2/14/2007							185,000	12.94	1,232,215
	7/27/2007							40,000	7.16	150,469

(1)	We award short term incentive compensation under our performance-based cash bonus plan as described under the section entitled “Compensation Discussion and Analysis — Short Term Incentive Compensation — Semi-Annual Awards.” The amounts under the Threshold, Target and Maximum columns assume that identical performance levels are achieved in both semi-annual periods. The actual amount paid to each Named Executive Officer in 2007 under the performance-based cash bonus plan is set forth above in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation column.

(2)	We award long term incentive compensation in the form of performance share awards as described under the section entitled “Compensation Discussion and Analysis — Long Term Incentive Compensation — Performance Share Awards.” It was estimated at December 31, 2007 that no shares would ultimately vest and no related compensation expense was recorded during 2007. See Note 7 of the Notes to the Consolidated Financial Statements included with this Annual Report for additional information.

(3)	Assumes achievement of 80% of the revenue goal and positive operating income at a level less than 95% of the operating income goal for both semi-annual periods. See the section entitled “Compensation Discussion and Analysis — Short Term Incentive Compensation — Semi-Annual Awards” for more information.

(4)	Assumes achievement of 120% of revenue goal and 100% of the operating income goal for both semi-annual periods. See the section entitled “Compensation Discussion and Analysis — Short Term Incentive Compensation — Semi-Annual Awards” for more information.

(5)	Assumes achievement of revenue and operating income goals at minimum levels for vesting of performance shares at a rate of 56.25% of the target number of shares. See the section entitled “Compensation Discussion and Analysis — Long Term Incentive Compensation — Performance Share Awards” for more information.

(6)	Assumes achievement of revenue and operating income goals at maximum levels for vesting of performance shares at a rate of 250% of the target number of shares. See the section entitled “Compensation Discussion and Analysis — Long Term Incentive Compensation — Performance Share Awards” for more information.

(7)	Options to purchase our Common Stock vest and become exercisable at the rate of: (a) 25% of the shares upon completion of 12 months of service following the date of grant and (b) the remainder of the shares in 36 equal monthly installments upon completion of each additional month of service thereafter. See the section entitled “Executive Compensation — Potential Payments upon a Termination or Change in Control” for a description of applicable acceleration features.

(8)	Reflects the grant date fair value of each equity award in accordance with FAS 123(R). The assumptions used in the calculation of this amount are included in Note 7 to our Consolidated Financial Statements included in this Annual Report.

(9)	Mr. Cázares was no longer an employee effective April 30, 2007 and was therefore ineligible to receive a bonus under our performance-based cash bonus plan for either the semi-annual period ended June 30 or December 31, 2007. For other payments made to Mr. Cázares’ in connection with his departure, please see the Summary Compensation Table above. Additionally, the performance share award and unvested options to purchase 370,000 shares of our common stock held by Mr. Cázares were cancelled.

(10)	Mr. Menezes was no longer an employee effective September 17, 2007 and was therefore ineligible to receive a bonus under our performance-based cash bonus plan for either the semi-annual period ended June 30 or December 31, 2007. For other payments made to Mr. Menezes in connection with his departure, please see the Summary Compensation Table above. Additionally, unvested options to purchase 225,000 shares of our common stock held by Mr. Menezes were cancelled.

Outstanding Equity Awards at Year-End
     The following table sets forth certain information with respect to the unexercised options held by our Named Executive Officers as of December 31, 2007:
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

Option Awards (1)					Stock Awards
						Equity Incentive
					Equity Incentive	Plan Awards:
		Number of			Plan Awards:	Market or Payout
	Number of	Securities			Number of Unearned	Value of Unearned
	Securities	Underlying			Shares, Units or	Shares, Units or
	Underlying	Unexercised			Other Rights That	Other Rights That
	Unexercised Options	Options (#)	Option Exercise	Option Expiration	Have Not Vested	Have Not Vested
Name	(#) Exercisable (2)	Unexercisable(3)	Price ($)	Date (4)	(#)(5)	($)(6)
Dave Côté	350,000	0	3.50	10/7/2012
	37,500	0	8.36	1/22/2013
	122,395	2,605	19.40	1/28/2014
	100,625	37,375	14.00	1/26/2015
	52,708	57,292	9.51	1/25/2016
	0	100,000	12.78	1/24/2017
					28,125	173,250

David C. Yntema	30,000	0	48.06	1/26/2010
	30,000	0	16.88	1/29/2011
	43,541	0	4.71	10/22/2011
	110,000	0	8.36	1/22/2013
	39,166	834	19.40	1/28/2014
	43,750	16,250	14.00	1/26/2015
	23,958	26,042	9.51	1/25/2016
	0	75,000	12.78	1/24/2017
	0	40,000	7.16	7/27/2017
					22,500	138,600

Manuel R. Freitas	45,000	0	12.00	5/24/2010
	30,000	0	16.88	1/29/2011
	39,166	834	19.40	1/28/2014
	43,750	16,250	14.00	1/26/2015
	11,458	26,042	9.51	1/25/2016
	0	40,000	12.78	1/24/2017
	0	40,000	7.16	7/27/2017
					11,250	69,300

Nelu Mihai	78,854	91,146	9.51	1/25/2016
	0	50,000	12.78	1/24/2017
	0	50,000	7.16	7/27/2017
					14,063	86,625

Greg Pappas	85,937	79,063	8.35	11/7/2015
	0	40,000	12.78	1/24/2017
	0	40,000	7.16	7/27/2017
					11,250	69,300

Former Officers:

Arturo Cázares (7)	—	—			—	—

Alan Menezes (8)	—	—			—	—

(1)	Options vest and become exercisable at the rate of: (a) 25% of the shares upon completion of 12 months of service measured from the date of grant and (b) the remainder of the shares in 36 equal monthly installments upon completion of each additional month of service thereafter. See the section entitled “Executive Compensation — Potential Payments upon a Termination or Change in Control” for a description of applicable acceleration features.

(2)	Represents stock options that are fully vested and unexercised as of December 31, 2007. Stock options become exercisable only as they vest

(3)	Represents stock options that remain unvested and unexercisable as of December 31, 2007.

(4)	Each option expires ten years after the date of grant.

(5)	Represents the number of shares subject to performance share awards that would vest if our performance against relevant corporate measures for the performance period is at threshold levels. See the section entitled “Compensation Discussion and Analysis — Long-Term Incentive Compensation — Performance Share Awards” for more information.

(6)	Valued at the $6.16 closing market price of our Common Stock at December 31, 2007.

(7)	In connection with Mr. Cázares’ resignation from employment with us effective April 30, 2007, his fully unvested performance share award and unvested options to purchase 370,000 shares of our Common Stock held by Mr. Cázares were cancelled.

(8)	In connection with Mr. Menezes’ resignation from employment with us effective September 17, 2007, unvested options to purchase 225,000 shares of our Common Stock held by Mr. Menezes were cancelled.
Option Exercises and Stock Vested
     The following table sets forth certain information concerning option exercises by our Named Executive Officers during the year ended December 31, 2007:
OPTION EXERCISES AND STOCK VESTED

	Option Awards
	Number of Shares	Value Realized on
Name	Acquired on Exercise (#)	Exercise ($)(1)
Dave Côté	57,000	556,371
David C. Yntema	0	0
Manuel R. Freitas	40,459	191,310
Nelu Mihai	5,000	20,111
Greg Pappas	0	0
Former Officers:
Arturo Cázares	0	0
Alan Menezes	0	0

(1)	Based on the difference between the market price of our Common Stock on the date of exercise and the exercise price.

Potential Payments upon Termination or Change in Control
Corporate Transaction in which Options and Performance Share Awards are Not Assumed
     Each outstanding option granted under our 1999 Plan, including options held by our Named Executive Officers, will automatically vest in full upon a “corporate transaction” if the option is not assumed or otherwise continued in effect by the successor corporation or replaced with an equivalent cash incentive program. In addition, the vesting of the target number of shares subject to each such performance share award granted to our Named Executive Officers in January 2007 will accelerate in full upon a “corporate transaction” if the award is not assumed or continued by our successor or replaced by our successor with a substantially equivalent award.
     Under the 1999 Plan and the agreements governing the performance share awards, a “corporate transaction” is generally defined as the occurrence of:
•	an acquisition of beneficial ownership of more than 50% of our outstanding voting stock by a stockholder-approved merger,

•	a merger in which voting stock is transferred to the persons who acquired control pursuant to either (i) the completion of a tender or exchange offer for more than 50% of our outstanding voting stock or (ii) a change in the majority of the Board of Directors effected through one or more contested elections for membership on the Board of Directors; or

•	a sale of substantially all of our assets.
Estimated Benefit to our Named Executive Officers upon a Corporate Transaction in which Options and Performance Share Awards are Not Assumed
     The following table provides an estimate of the incremental benefit our Named Executive Officers would receive from the accelerated vesting of their options and performance share awards upon a corporate transaction in which the options and performance share awards are not assumed or otherwise continued in effect or replaced by the successor, and assumes that the triggering event for such accelerated vesting occurred on December 31, 2007, the last business day of our most recently completed fiscal year. This table does not reflect the value of equity awards granted after December 31, 2007.

		Value of Acceleration of
	Value of Acceleration of	Vesting of Performance
Name	Vesting of Options ($)(1)	Shares ($)(2)
Dave Côté	0	308,000
David C. Yntema	0	246,400
Manuel R. Freitas	0	123,200
Nelu Mihai	0	154,000
Greg Pappas	0	123,200

(1)	Reflects 100% acceleration of vesting of options that were unvested on December 31, 2007. Value of acceleration is calculated as the difference between the closing market price per share of our Common Stock on December 31, 2007 of $6.16 and the exercise price per share of unvested options having an exercise price per share less than $6.16.

(2)	Reflects acceleration of vesting of 100% of the 2007 target performance share awards that were unvested at December 31, 2007. Value of acceleration is calculated using the closing market price per share of our Common Stock on December 31, 2007 of $6.16.
Involuntary Termination or Resignation for Good Reason Following a Change in Control
Change of Control Agreements for Named Executive Officers Other than the Chief Executive Officer and Chief Financial Officer
     In March 2007, we entered into Change in Control Agreements with each of our Named Executive Officers other than Dave Côté, our Chief Executive Officer, and David Yntema, our Chief Financial Officer, reflecting benefits that were initially approved by the Compensation Committee in July 2006. Pursuant to these Change in Control Agreements, if during a “change in control period,” the Named Executive Officer is involuntarily terminated without “cause” or resigns for “good reason,” he will be entitled to the following benefits provided that he executes a release of claims:
•	a lump sum cash severance payment equal to 18 months of base salary;

•	continuation of health insurance, life insurance and long-term disability benefits for 12 months following termination;

•	accelerated vesting in full of any outstanding stock option or other equity award that was granted with an exercise price equal to or greater than the fair market value of the underlying shares on the grant date; and

•	accelerated vesting of 50% of the then unvested portion of any outstanding restricted stock, restricted stock unit, performance share (other than the performance share awards, discussed further below) or other outstanding equity award that does not have an exercise price or that was granted with an exercise price less than fair market value of the underlying shares on the grant date.
     The following are summaries of terms defined in the Change in Control Agreements:
          “Change in control” is generally defined as the occurrence of:
•	any acquisition of beneficial ownership of more than 50% of our outstanding voting stock;

•	an acquisition of Packeteer by merger;

•	a change in the majority of our Board of Directors effected through one or more contested elections for membership on the Board of Directors, or a Board Turn-over; or

•	a sale of substantially all of our assets.
          “Change in Control Period” means the period commencing upon the date of the change in control and ending on the date 12 months thereafter.
          “Cause” for involuntary termination is generally defined as any of the following actions by the executive:
•	theft, dishonesty, misconduct, breach of fiduciary duty for personal profit, or falsification of any of our documents or records;

•	material failure to abide by our code of conduct or other policies;

•	misconduct that results in a required accounting restatement;

•	unauthorized use, misappropriation, destruction or diversion of any of our tangible or intangible assets or corporate opportunity;

•	any intentional act which has a material detrimental effect on our reputation or business;

•	repeated failure or inability to perform any reasonable assigned duties after written notice, and a reasonable opportunity to cure, such failure or inability;

•	any material breach of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement which is not cured pursuant to the terms of such agreement;

•	failure to cooperate in a corporate investigation; or

•	conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the executive’s ability to perform his duties on our behalf.
          “Good reason” for resignation is generally defined as the occurrence, during a change of control period, of any of the following conditions without executive’s informed written consent, which condition remains in effect ten business days after executive’s written notice of such condition:
•	a material, adverse change in the executive’s title, duties or responsibilities;

•	a decrease in the executive’s base salary rate or target bonus amount;

•	a relocation of the executive’s work place that increases the executive’s regular commute by more than 50 miles one-way; or

•	a material breach by us or our successor of the agreement providing for change in control benefits following the consummation of a change in control.
      In addition to the foregoing benefits, each executive officer will continue to be indemnified to the fullest extent permitted by applicable law against liability arising out of his service as an officer and will be entitled to advancement of fees and expenses incurred to the fullest extent permitted by law. We or our successor will be required to continue coverage of the former executive officer under a policy of directors’ and officers’ liability insurance for six years.
     Pursuant to the Change in Control Agreements, each Named Executive Officer has agreed to continue to abide by the terms of our confidentiality and proprietary rights agreement and to non-solicitation of our employees and customers for 12 months following an involuntary termination of employment without cause or a resignation for good reason during a change in control period. The Change in Control Agreements have a three year term that will automatically be extended if it would otherwise expire during the period between a public announcement of a definitive agreement for a change in control and the earlier of the termination of such definitive agreement or twelve months following the change in control. The extended term will then automatically expire upon the earlier of such termination or twelve months following the change in control.
Severance and Change of Control Agreements for Chief Executive Officer and our Chief Financial Officer
     In March 2007, we entered into a Severance and Change in Control Agreement with each of Messrs. Côté and Yntema, reflecting severance benefits that were initially approved by the Compensation Committee in July 2006.
      These Severance and Change in Control Agreements supersede the severance and change in control provisions contained in Mr. Côté’s employment agreement and Mr. Yntema’s offer letter. Pursuant to these Severance and Change in Control Agreements, if, during a change in control period, Mr. Côté or Mr. Yntema is involuntarily terminated without cause or resigns for good reason, he will be entitled to the same benefits to which other executives are entitled under the Change in Control Agreements in the same circumstances, provided he executes a release of claims against us, except that Mr. Côté will be entitled to a lump sum cash severance payment equal to 24 months of base salary rather than 18 months. The Severance and Change in Control Agreements also contain the additional terms included in the Change in Control Agreements outlined above, and utilize the same definitions of “change in control,” “change in control period,” “cause” and “good reason.”
Performance Share Award Agreements for All Named Executive Officers
      Pursuant to the terms of the agreements governing the performance share awards granted to our Named Executive Officers in January 2007, if a Named Executive Officer is involuntarily terminated without cause upon or within 12 months following a corporate transaction, the shares subject to the award will vest in a number equal to the target number of shares subject to the award multiplied by the greater of (i) 50% or (ii) the percentage of the performance period that has elapsed as of the Named Executive Officer’s termination date. Unlike the options held by Named Executive Officers, there will be no acceleration of vesting of the shares subject to the performance share awards in connection with a Named Executive Officer’s resignation for any reason. The performance share award agreements utilize the same definition of “cause” used in the Change in Control Agreements, but the definition of “corporate transaction” used in the 1999 Plan is utilized rather than the definition of “change of control” used in the Change of Control Agreements.
Estimated Benefits Payable to our Named Executive Officers upon Involuntary Termination or Resignation for Good Reason Following a Change in Control
      The following table provides an estimate of the incremental benefits that would be paid or provided to a Named Executive Officer if such executive is involuntarily terminated without cause or resigns for good reason during a change in control period, subject to the limitations with respect to performance share awards described in the footnotes thereto, and assumes that the triggering event for such payments occurred on December 31, 2007. This table does not include the value of (i) any accrued benefits that were earned and payable as of that date, including bonuses deemed earned by the executive pursuant to the terms of the Change in Control Agreements, (ii) any accrued benefits that are generally available to salaried employees which do not discriminate in scope, terms or operation in favor of executive officers, or (iii) any equity awards granted after December 31, 2007.

				Value of
		Health, Life		Acceleration
		Insurance	Value of	of Vesting of
	Lump Sum Cash	and Long-Term	Acceleration of	Performance	Total
	Payment	Disability Benefits	Vesting of	Shares	Payments
Name(1)	($)(2)	($)(3)[1]	Options ($)(4)	($) (5)	($)
Dave Côté	830,000 (6)	14,527	0	154,000	998,527
David C. Yntema	435,000	10,148	0	123,200	568,348
Manual R. Freitas	352,500	10,136	0	61,600	424,236
Nelu Mihai	375,000	14,522	0	77,000	466,522
Greg Pappas	322,500	14,463	0	61,600	398,563

(1)	See the section entitled “Benefits Paid to Former Officers upon Separation” below for disclosure related to Mr. Cazares and Mr. Menezes.

(2)	Unless otherwise noted, consists of a lump sum cash payment equal to 18 months of 2007 base salary at the monthly base salary rate in effect immediately prior to the assumed termination date of December 31, 2007.

(3)	Consists of 12 months of continued health insurance, life insurance and long-term disability benefits. The value of these benefits is based on the premium cost as in effect on December 31, 2007.

(4)	Reflects 100% acceleration of vesting of options that were unvested on December 31, 2007. Value of acceleration is calculated as the difference between the closing market price per share of our Common Stock on December 31, 2007 of $6.16 and the exercise price per share of unvested options having an exercise price per share less than $6.16.

(5)	Reflects acceleration of vesting of 50% of the 2007 target performance share awards that were unvested at December 31, 2007. Value of acceleration is calculated using the closing market price per share of our Common Stock on December 31, 2007 of $6.16. Value would be recognized only upon an involuntary termination upon or within 12 months following a “corporate transaction” as defined in our 1999 Plan and summarized under the heading “Corporate Transaction in which Options and Performance Share Awards Are Not Assumed” above. There is no acceleration of vesting of 2007 performance share awards in connection with an executive’s resignation for any reason, or for an involuntary termination upon or within 12 months of an acquisition of beneficial ownership of more than 50% of our outstanding voting stock pursuant to a tender or exchange offer or a Board Turn-Over.

(6)	Consists of a lump sum cash payment equal to 24 months of 2007 base salary at the monthly base salary rate in effect immediately prior to the assumed termination date of December 31, 2007.
Involuntary Termination Other than Following a Change of Control
      Other than the Severance and Change in Control Agreements with our Chief Executive Officer and our Chief Financial Officer, we do not have arrangements with any of our Named Executive Officers providing for the payment of benefits upon the termination of employment by us other than within 12 months following our change in control. Pursuant to the Severance and Change in Control Agreements, each of Messrs. Côté and Yntema are entitled to the following cash severance payment from us if his employment is terminated by us without cause other than during a change in control period, provided that he executes a release of claims against us:
•	In the case of Mr. Côté, a lump sum cash severance payment equal to 12 months of his base salary; and

•	In the case of Mr. Yntema, a lump sum cash severance payment equal to nine months of his base salary.

Estimated Benefits Payable to our Named Executive Officers upon Involuntary Termination Other than Following a Change in Control
     The following table provides an estimate of the incremental benefits that would be paid to a Named Executive Officers if the executive is terminated by us without cause other than during a change in control period, and assumes that the triggering event for such payments occurred on December 31, 2007. This table does not include the value of (i) any accrued benefits that were earned and payable as of that date, including bonuses deemed earned by the executive pursuant to the terms of the Severance and Change in Control Agreements, or (ii) any accrued benefits that are generally available to salaried employees which do not discriminate in scope, terms or operation in favor of executive officers.

Lump Sum Cash
Name	Payment ($)(1)
Dave Côté	415,000
David C. Yntema	217,500

(1)	Consists of a lump sum cash payment equal to 12 months of 2007 base salary in the case of Mr. Côté and nine months of 2007 base salary for Mr. Yntema, in each case at the monthly base salary rate in effect immediately prior to the assumed termination date of December 31, 2007.
Options and Performance Share Awards Granted to our Executive Officers after December 31, 2007
     In 2008, we granted stock options and performance share awards to our Named Executive Officers that are not included in the above tables. Unlike the stock options and similar to the 2007 performance share awards, the 2008 performance share awards are not covered by the Change in Control Agreements and Severance and Change in Control Agreements. Instead, pursuant to the terms of the agreements governing the 2008 performance share awards:
•	50% of the target number of shares subject thereto will accelerate in vesting upon a corporate transaction that closes before February 28, 2009;

•	in the event of a corporate transaction that closes February 28, 2009 or later, (i) if the awards are not assumed, continued or replaced, 100% of the target number of shares subject thereto will accelerate in vesting; and (ii) if the awards are assumed, continued or replaced, and the executive is involuntarily terminated without cause upon or within 12 months following such transaction, a percentage of the Earned Performance Shares (as defined therein) subject thereto equal to the greater of (a) 50% or (b) the percentage of the period since the last vesting date to the final vesting date that has elapsed at the date of termination will vest.
          There will be no acceleration of vesting of the shares subject to the 2008 performance share awards in connection with an executive’s resignation for any reason. The performance share award agreements utilize the definition of “cause” used in the Change in Control Agreements, and the definition of “corporate transaction” used in the 1999 Plan.
Benefits Paid to Former Officers upon Separation
          In April 2007, we entered into a separation agreement with Arturo Cázares, our former Vice President, Worldwide Sales, pursuant to which he resigned his employment with us effective April 30, 2007. The principal terms of the agreement provided for our continuation of Mr. Cázares’ base salary and a commission of $12,000 per month through September 30, 2007 in the aggregate amount of $97,917 and our payment of his COBRA premiums in the aggregate amount of $2,260. In September 2007, we entered into a separation agreement with Alan Menezes, our former Vice President, Marketing, pursuant to which he resigned his employment with us effective September 17, 2007. The principal terms of the agreement provided for our continuation of Mr. Menezes base salary through December 31, 2007 in the aggregate amount of $67,083 and our payment of his COBRA premiums in the aggregate amount of $4,185. In connection with the foregoing agreements, each of Messrs. Cázares and Menezes provided a release of any claims he may have had against us and acknowledged his continuing obligations under a proprietary information and inventions agreement with us not to use or disclose any of our confidential or proprietary information without prior written authorization from us.

Compensation of Directors
     The following table sets forth information concerning the compensation earned during 2007 by each person who served as a director during 2007:

	Fees Earned
	or Paid in	Option Awards
	Cash(2)	(3)(4)(5)	Total
Name(1)	($)	($)	($)
Steven J. Campbell	32,000	90,764	122,764
Craig W. Elliott	24,000	90,764	114,764
Joseph A. Graziano	46,000	90,764	136,764
L. William Krause	44,000	90,764	134,764
Bernard F. (Bud) Mathaisel	32,000	113,453	145,453
Gregory E. Myers	32,000	108,142	140,142
Peter Van Camp	28,000	90,764	118,764

(1)	See the Summary Compensation Table for disclosure related to Dave Côté, who is also our Chief Executive Officer and President. Mr. Côté is our only employee director and does not receive any additional compensation for his services as a member of our Board of Directors.

(2)	See narrative below for a description of our standard cash compensation arrangements for directors in 2007.

(3)	See narrative below for a description of our standard equity compensation arrangements for directors in 2007.
     No initial option grants were awarded in 2007. Each annual option granted in 2007 under the Automatic Option Grant Program then in effect had an exercise price per share equal to the closing price per share on the Nasdaq Global Select Market on the grant date, and has a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a member of the Board of Directors. Each annual option granted to a non-employee director in 2007 under the Automatic Option Grant Program then in effect was immediately exercisable for all the shares subject to the option, but any shares purchased under the option are subject to repurchase by us, at the exercise price paid per share, upon the optionee’s cessation of service on the Board of Directors prior to vesting in those shares. The shares subject to each annual option granted will vest in a series of two equal annual installments upon the optionee’s completion of each year of service as a member of the Board of Directors over the two-year period measured from the option grant date. The shares subject to each annual option granted in 2007 to a non-employee director under the Automatic Option Grant Program then in effect will immediately vest in full upon a change in control or ownership as described in the 1999 Plan or upon the optionee’s death or disability while a member of the Board of Directors.

(4)	Dollar amount of compensation expense related to stock options recognized for financial statement reporting purposes in accordance with FAS 123(R). The assumptions used in the calculation of this amount are included in Note 7 to our Consolidated Financial Statements included in this Annual Report.

(5)	For each non-employee member of our Board of Directors, below is the aggregate grant date fair value of each option award granted to each non-employee member of our Board of Directors in 2007 computed in accordance with FAS 123(R) and the aggregate number of option awards outstanding on December 31, 2007. Assumptions used in the calculation of the grant date fair value are included in Note 7 to our Consolidated Financial Statements included in this Annual Report.

	Option Awards	Aggregate Grant	Option Awards
	Granted in 2007	Date Fair Value	Outstanding
Name	(#)	($)	(#)
Steven J. Campbell	15,000	89,333	101,000
Craig W. Elliott	15,000	89,333	475,000
Joseph A. Graziano	15,000	89,333	101,000
L. William Krause	15,000	89,333	94,500
Bernard F. (Bud) Mathaisel	15,000	89,333	75,000
Gregory E. Myers	15,000	89,333	45,000
Peter Van Camp	15,000	89,333	110,000

Director Compensation Policy
2007 Cash and Equity Compensation
     For 2007, each non-employee member of the Board of Directors was eligible to receive cash compensation in 2007 as follows:
• an annual retainer of $20,000, payable at the rate of $5,000 per quarter;
• for each member of the Audit Committee, an additional annual retainer of $12,000, payable at the rate of $3,000 per quarter; for each member of the Compensation Committee, an additional annual retainer of $8,000, payable at the rate of $2,000 per quarter; and for each member of the Corporate Governance and Nominating Committee, an annual retainer of $6,000, payable at the rate of $1,500 per quarter; and
• for the chair of the Audit Committee, an additional annual retainer of $8,000, payable at the rate of $2,000 per quarter; for the chair of the Compensation Committee, an additional annual retainer of $6,000, payable at the rate of $1,500 per quarter; and for the chair of the Corporate Governance and Nominating Committee, an annual retainer of $4,000, payable at the rate of $1,000 per quarter.
     Under the Automatic Option Grant Program for non-employee directors in effect in 2007 under the 1999 Plan, our non-employee directors were eligible to receive option grants in 2007 as follows:
•	for each individual who first joined the Board of Directors as a non-employee director, an automatic grant, at the time of such initial election or appointment, of an initial option to purchase 30,000 shares of our Common Stock, provided such person was not previously in our employ; and

•	for each incumbent who was to continue to serve as a non-employee director after the date of the annual stockholders meeting, whether or not such individual was standing for re-election at that annual meeting, an automatically grant, on the date of that annual meeting, of an option to purchase 15,000 shares of our Common Stock.
     No initial option grants were awarded in 2007. Each annual option granted in 2007 under the Automatic Option Grant Program then in effect has an exercise price per share equal to the closing price per share on the Nasdaq Global Select Market on the grant date, and has a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a member of the Board of Directors. Each annual option granted to a non-employee director in 2007 under the Automatic Option Grant Program then in effect is immediately exercisable for all the shares subject to the option, but any shares purchased under the option are subject to repurchase by us, at the exercise price paid per share, upon the optionee’s cessation of service on the Board of Directors prior to vesting in those shares. The shares subject to each annual option granted in 2007 will vest in a series of two equal annual installments upon the optionee’s completion of each year of service as a member of the Board of Directors over the two-year period measured from the option grant date. The shares subject to each annual option granted in 2007 will immediately vest in full upon a change in control or ownership as described in the 1999 Plan or upon the optionee’s death or disability while a member of the Board of Directors.
2008 Cash and Equity Compensation
     Beginning in 2008, each non-employee member of the Board of Directors will be eligible to receive cash compensation in a year as follows:
• an annual retainer of $35,000, payable at the rate of $8,750 per quarter;
• for each member of the Audit Committee, an additional annual retainer of $12,000, payable at the rate of $3,000 per quarter; for each member of the Compensation Committee, an additional annual retainer of $8,000, payable at the rate of $2,000 per quarter; and for each member of the Corporate Governance and Nominating Committee, an annual retainer of $6,000, payable at the rate of $1,500 per quarter; and
• for the non-employee chair of the Board of Directors, an additional annual retainer of $10,000, payable at the rate of $2,500 per quarter; for the chair of the Audit Committee, an additional annual retainer of $20,000, payable at the rate of $5,000 per quarter; for the chair of the Compensation Committee, an additional annual retainer of $14,000, payable at the rate of $3,500 per quarter; and for the chair of the Corporate Governance and Nominating Committee, an annual retainer of $10,000, payable at the rate of $2,500 per quarter.
     Under the Non-Employee Director Grant Program for non-employee directors under the 1999 Plan (which beginning in 2008 fully replaced the Automatic Option Grant Program that was in effect in 2007), our non-employee directors will be eligible to receive equity awards in a year as follows:
• for each individual who first joins the Board of Directors as a non-employee director, an automatic grant, on the date of such initial election or appointment, of a restricted stock unit award for 16,500 shares of our Common Stock, provided such person was not previously in our employ; and

• for each incumbent who is to continue to serve as a non-employee director after the date of each annual stockholders meeting (beginning with the 2008 annual stockholders meeting), whether or not such individual was standing for re-election at that particular annual meeting, an automatic grant, on the date of that annual meeting, of a restricted stock unit award for 8,300 shares of our Common Stock.
     Each initial award of restricted stock units granted under the Non-Employee Director Grant Program will vest in a series of three equal annual installments upon the participant’s completion of each year of service as a member of the Board of Directors over the three year period measured from the date of grant of the restricted stock unit award. Each annual award of restricted stock units granted under the Non-Employee Director Grant Program will vest upon the participant’s completion of a year of service as a member of the Board of Directors over the one year period measured from the date of grant of the restricted stock unit award. The shares subject to each restricted stock unit award granted under the Non-Employee Director Grant Program will immediately vest in full upon a change in control or ownership as described in the 1999 Plan or upon the optionee’s death or disability while a member of the Board of Directors.
Additional Benefits Provided to Our Directors
     Under the terms of indemnification agreements that we enter into with each of our directors, we are obligated to indemnify each director against certain claims and expenses for which the director might be held liable in connection with past or future service on the Board of Directors. In addition, our Certificate of Incorporation provides that, to the greatest extent permitted by the Delaware General Corporation Law, its directors shall not be liable for monetary damages for breach of fiduciary duty as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT1
     The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of April 1, 2008 of (i) each beneficial owner of 5% or more of the outstanding shares of our Common Stock; (ii) each director or director nominee; (iii) each of the Named Executive Officers; and (iv) all of our directors and executive officers as a group.

	Common Stock
	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner (1)	Held (2)	Class(3)
Royce & Associates, LLC(4)	4,049,700	11.1
1414 Avenue of the Americas New York, NY 10019

Elliot Management Corp.(5)	3,559,117	9.8
712 5th Avenue New York, New York 10019

FMR LLC(6)	3,280,825	9.0%
82 Devonshire Street Boston MA 02109

Wellington Management Company, LLP(7)	2,140,700	5.9
75 State Street Boston, MA 02109

Tamro Capital Partners LLC(8)	2,040,323	5.6
1660 Duke Street, Suite 200 Alexandria, VA 22314

	Common Stock
	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner (1)	Held (2)	Class(3)
Dave Côté(9)	726,805	2.0%
Steven J. Campbell(10)	434,396	1.2%
Craig W. Elliott(11)	500,150	1.4%
Joseph A. Graziano(12)	268,500	*
L. William Krause(13)	92,000	*
Bernard F. Mathaisel(14)	78,500	*
Gregory E. Myers(15)	27,500	*
Peter Van Camp(16)	107,500	*
Manuel R. Freitas(17)	195,943	*
Nelu Mihai(18)	115,555	*
Greg Pappas (19)	127,764	*
David C. Yntema(20)	392,141	1.1
Arturo Cázares	0	*
Alan Menezes	0	*
All directors and officers as a group (16 persons)(21)	3,072,754	8.4

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each person listed on the table is c/o Packeteer, Inc., 10201 North De Anza Boulevard, Cupertino, California 95014.

(2)	The persons named in this table have sole voting and/or investment power with respect to all shares of Common Stock shown as beneficially owned by them unless as otherwise noted below. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person by exercise of options within 60 days.

(3)	Calculated on the basis of 36,476,323 Common Stock outstanding as of April 1, 2008, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 1, 2008 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Based on a Schedule 13G filed with the SEC on February 4, 2008.

(5)	Based on a Schedule 13D filed with the SEC as of March 5, 2008. Includes 1,423,647 shares owned by Elliott Associates, L.P. and 2,135,470 shares with the shared power to vote owned by Elliott International, L.P. and Elliott International Capital Advisors Inc.

(6)	Based on a Schedule 13G filed with the SEC on February 13, 2008, amending the statement on Schedule 13G previously filed by FMR Corp., the predecessor of FMR LLC FMR amending .

13G previously filed by FMR Corp., the predecessor of FMR LLC.

(7)	Based on a Schedule 13G filed with the SEC on February 14, 2008. Includes 1,372,200 shares as to which Wellington Management Company, LLP had the shared power to vote or to direct the vote.

(8)	Based on a Schedule 13G filed with the SEC on February 14, 2008. Includes 1,324,644 shares as to which Tamro Capital Partners LLC had sole voting power.

(9)	Includes 1,806 shares held by Mr. Côté and 724,999 shares subject to stock options exercisable within 60 days of April 1, 2008.

(10)	Includes 340,896 shares held by the Steven J. Campbell Rev Trust DTD 5/22/2000, of which Mr. Campbell is trustee, and 93,500 shares subject to stock options exercisable within 60 days of April 1, 2008.

(11)	Includes 24,650 shares held by the Craig W. Elliot & Lisa A. Elliott TR Elliott Family Revocable Trust UA 11/09/99, of which Mr. Elliott is trustee, 467,500 shares subject to stock options exercisable within 60 days of April 1, 2008, and 8,000 shares held by the Elliott Children’s Trust for the benefit of Mr. Elliott’s minor children, of which Wells Fargo is trustee.

(12)	Includes 175,000 shares held by Mr. Graziano and 93,500 shares subject to stock options exercisable within 60 days of April 1, 2008.

(13)	Includes 5,000 shares held by Mr. Krause and 87,000 shares subject to stock options exercisable within 60 days of April 1, 2008.

(14)	Includes 11,000 shares held by Mr. Mathaisel and 67,500 shares subject to stock options exercisable within 60 days of April 1, 2008

(15)	Includes 5,000 shares held by Mr. Myers and 22,500 shares subject to stock options exercisable within 60 days of April 1, 2008.

(16)	Includes 5,000 shares held by Mr. Van Camp and 102,500 shares subject to stock options exercisable within 60 days of April 1, 2008.

(17)	Includes 944 shares held by Mr. Freitas and 194,999 shares subject to stock options exercisable within 60 days of April 1, 2008.

(18)	Includes 1,806 shares held by Mr. Mihai and 113,749 shares subject to stock options exercisable within 60 days of April 1, 2008.

(19)	Includes 11,306 shares held by Mr. Pappas and 116,458 shares subject to stock options exercisable within 60 days of April 1, 2008.

(20)	Includes 34,434 shares held by the David C. Yntema Trust, of which Mr. Yntema is trustee, and 357,707 shares subject to stock options exercisable within 60 days of April 1, 2008.

(21)	Includes 630,842 shares held directly or indirectly by such individuals and 2,441,912 shares subject to stock options exercisable within 60 days of April 1, 2008.
EQUITY COMPENSATION PLAN INFORMATION1
     We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 1999 Plan and the 1999 Employee Stock Purchase Plan, or the 1999 ESPP, each of which have been approved by stockholders. In addition, certain nonstatutory stock options granted under individual arrangements which have not been approved by stockholders remain outstanding. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans and individual arrangements as of December 31, 2007:

Number of Shares
	Number of Shares to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category(1)	(a)(2)	(b)	(c)(3)
Equity compensation plans approved by security holders	7,422,687	$10.25	8,771,778
Equity compensation plans not approved by security holders	—		—

Total	7,422,687		8,771,778

(1)	The information presented in this table excludes options we assumed in connection with the acquisition of Tacit Networks. As of December 31, 2007, 34,131 shares of our Common Stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $1.89 per share.

(2)	Represents 6,506,157 options outstanding with a weighted average exercise price of $11.69 and a total of 916,530 shares of outstanding and unvested restricted stock units (including performance-based and service-based restricted stock units).

(3)	Includes 3,551,269 shares that are reserved for issuance under the 1999 ESPP. The shares that are reserved for issuance under the 1999 Plan and under the 1999 ESPP automatically increase on January 1 of each calendar year by a number of shares equal to 5% and 2%, respectively, of our outstanding shares as of the close of business on December 31 of the preceding calendar year.

Item 13. Certain Relationships and Related Transactions
     We have entered into indemnification agreements with each of our directors and officers and certain other employees that may, in some cases, be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements may require us, among other things, to indemnify the directors and officers against certain liabilities, other than liabilities arising from willful misconduct of a culpable nature, that may arise by reason of their status or service as directors or officers. These agreements also may require us to advance the expenses incurred by the directors and officers as a result of any proceeding against them as to which they could be indemnified. We have a directors’ and officers’ insurance policy to cover our obligations under these agreements.
     In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of any related party transactions. Review of any related party transaction would include reviewing each such transaction for potential conflicts of interests and other improprieties.
Item 14. Principal Accountant Fees and Services
     We incurred the following fees for services rendered by KPMG LLP, our independent registered public accounting firm in the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees(1)	1,281,700	1,617,200
Audit-Related Fees	0	0
Tax Fees(2)	$177,541	$199,800
All Other Fees	0	0

Total Fees	$1,393,600	$1,817,000

(1)	Audit Fees consist of fees incurred for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements. Audit fees also include audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 regarding our internal controls over financial reporting.

(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services included assistance regarding federal, state and international tax compliance and international tax planning. This category includes transfer pricing studies and analysis of our cost sharing arrangements and cost allocation methodologies with our international subsidiaries.
     The Audit Committee has determined that all services performed by KPMG LLP are compatible with maintaining the independence of KPMG LLP. In accordance with SEC rules, the Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services permitted by SEC rules governing auditor independence.
The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, the Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members. A member to whom pre-approval authority has been delegated must report his or her pre-approval decisions, if any, to the Audit Committee at its next meeting. Unless the Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is 12 months.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements and Schedules
     (1) and (2) No financial statements or schedules are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on Form 10-K on March 4, 2008.
     (b) Exhibits Required
     The exhibits required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K in the attached Exhibit Index and are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACKETEER, INC.
By:	/s/ DAVE CÔTÉ
Dave Côté
President and Chief Executive Officer

Date: April 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVE CÔTÉ Dave Côté	President and Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2008

* David Yntema	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2008

* Steven Campbell	Chairman of the Board of Directors	April 29, 2008

* Craig Elliott	Director	April 29, 2008

* Joseph Graziano	Director	April 29, 2008

* L. William Krause	Director	April 29, 2008

* Bernard Mathaisel	Director	April 29, 2008

* Peter Van Camp	Director	April 29, 2008

* Gregory Myers	Director	April 29, 2008

*    /s/ DAVE CÔTÉ
Dave Côté, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description
3.1(2)	Registrant’s Amended and Restated Certificate of Incorporation.

3.3(1)	Registrant’s Amended and Restated Bylaws.

4.1(2)	Form of Registrant’s Specimen Common Stock Certificate.

10.1(2)*	Registrant’s 1996 Equity Incentive Plan.

10.2(2)*	Registrant’s 1999 Stock Incentive Plan.

10.3(1)*	Form of Stock Option Agreement and Notice of Exercise under 1999 Stock Incentive Plan.

10.4(2)*	Form of Indemnity Agreement entered into by Packeteer, Inc. with each of its executive officers and directors.

10.5(3)*	Amendment dated May 23, 2001 to the 1999 Stock Incentive Plan.

10.6(4)*	Amendment dated May 22, 2002 to the 1999 Stock Incentive Plan.

10.7(4)	Facilities Lease Agreement dated July 15, 2003, between NMSPCSLDHB, a California Limited Partnership, and Packeteer, Inc.

10.8(5)*	Employment Agreement dated September 27, 2002 between Dave Côté and Packeteer, Inc.

10.9(6)*	Amendment dated December 15, 2004 to the 1999 Stock Incentive Plan.

10.10(6)	Agreement and Plan of Reorganization by and among Packeteer, Inc., P Acquisition Corporation, Mentat Inc. and Certain Shareholders of Mentat Inc.

10.11(7)*	Amendment dated May 24, 2005 to the 1999 Stock Incentive Plan.

10.12(8)	Agreement and Plan of Reorganization by and among Packeteer, Inc., Oslo Acquisition Corporation, Tacit Networks, Inc. and Vikram Gupta dated May 8, 2006.

10.13(1)*	Form of Notice of Grant and Restricted Stock Units Agreement (for U.S. Participants).

10.14(1)*	Form of Notice of Grant and Restricted Stock Units Agreement (for Non-U.S. Participants).

10.15(9)*	Form of Notice of Grant and Performance Share Agreement under 1999 Stock Incentive Plan (2007)

10.16(9)	First Amendment of Lease dated January 31, 2007, between NMSPCSLDHB, a California Limited Partnership, and Packeteer, Inc.

10.17(9)*	Amendment dated February 5, 2007 to the 1999 Stock Incentive Plan.

10.18(10)*	Form of Change in Control Agreement dated March 26, 2007 by and between Packeteer, Inc. and each executive officer (other than the Chief Executive and Chief Financial Officers)

10.19(10)*	Severance and Change in Control Agreement dated March 26, 2007 by and between Packeteer, Inc. and Dave Côté

10.20(10)*	Severance and Change in Control Agreement dated March 26, 2007 by and between Packeteer, Inc. and David Yntema

10.21(1)*	Amendment and Restatement dated December 12, 2007 of the 1999 Employee Stock Purchase Plan.

10.22(1)*	Amendment dated December 12, 2007 of the 1999 Stock Incentive Plan.

10.23(1)*	Form of Notice of Grant and Restricted Stock Units Agreement (for Nonemployee Directors).

10.24(1)*	Form of Notice of Grant and Performance Share Agreement under 1999 Stock Incentive Plan (2008)

10.25(11)*	Letter Agreement by and between Packeteer, Inc. and David Winikoff dated October 17, 2007.

21.1(1)	Subsidiaries of Packeteer.

23.1(1)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (see page 77).

31.1(11)	Sarbanes-Oxley Section 302 Certification — CEO

31.2(11)	Sarbanes-Oxley Section 302 Certification — CFO

32.1(11)	Sarbanes-Oxley Section 906 Certification — CEO

32.2(11)	Sarbanes-Oxley Section 906 Certification — CFO

*	Management contract, or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to, or part of, the Registrant’s Form 10-K report filed with the SEC on March 4, 2008.

(2)	Incorporated by reference from Packeteer’s Registration Statement on Form S-1 (Reg. No. 79333-79077), as amended.

(3)	Incorporated by reference from Packeteer’s 10-K dated March 22, 2002.

(4)	Incorporated by reference from Packeteer’s 10-K dated March 29, 2001.

(5)	Incorporated by reference from Packeteer’s 10-K dated March 21, 2003.

(6)	Incorporated by reference from Packeteer’s 10-K dated March 16, 2005.

(7)	Incorporated by reference from Packeteer’s 8-K dated May 26, 2005.

(8)	Incorporated by reference from Packeteer’s 10-Q dated August 9, 2006.

(9)	Incorporated by reference from Packeteer’s 10-K dated March 16, 2007.

(10)	Incorporated by reference from Packeteer’s 10-Q dated April 31, 2007.

(11)	Filed herewith