Form 10-Q
period 2008-03-31
PACKETEER INC
filed 2008-05-08
CIK 1011344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
     The number of shares outstanding of registrant’s common stock, $0.001 par value, was 36,483,891 at April 30, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACKETEER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$32,887	$40,926
Short-term investments	34,724	20,055
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,285 and $2,675, as of March 31, 2008 and December 31, 2007, respectively	27,708	27,353
Inventories	6,900	7,665
Prepaids and other current assets	6,458	6,797

Total current assets	108,677	102,796
Non-current assets:
Property and equipment, net	4,989	4,962
Long-term investments	8,688	16,798
Goodwill	67,001	67,001
Purchased intangible assets, net	6,307	7,241
Long-term deferred tax assets	21,066	19,972
Other non-current assets	758	835

Total assets	$217,486	$219,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,426	$5,823
Accrued compensation	8,060	9,528
Other accrued liabilities	6,612	4,840
Income taxes payable	1,222	1,400
Deferred revenue	27,047	26,136

Total current liabilities	45,367	47,727
Non-current liabilities:
Deferred revenue, less current portion	6,648	5,798
Deferred rent and other	4,904	4,569

Total liabilities	56,919	58,094
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 85,000 shares authorized; 36,476 and 36,227 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	36	36
Additional paid-in capital	243,787	241,004
Accumulated other comprehensive loss	(803)	(275)
Accumulated deficit	(82,453)	(79,254)

Total stockholders’ equity	160,567	161,511

Total liabilities and stockholders’ equity	$217,486	$219,605

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Net revenues:
Product revenues	$24,574	$23,841
Service revenues	12,609	10,887

Total net revenues	37,183	34,728
Cost of revenues:
Product costs	7,065	7,735
Service costs	3,461	3,570
Amortization of purchased intangible assets	618	635

Total cost of revenues	11,144	11,940

Gross profit	26,039	22,788
Operating expenses:
Research and development	8,872	9,227
Sales and marketing, includes amortization of purchased intangible assets of $317 for the three months ended March 31, 2008 and 2007, respectively	17,051	17,348
General and administrative	4,545	4,080

Total operating expenses	30,468	30,655

Loss from operations	(4,429)	(7,867)
Other income, net	662	832

Loss before income taxes	(3,767)	(7,035)
Benefit from income taxes	568	948

Net loss	$(3,199)	$(6,087)

Basic net loss per share	$(0.09)	$(0.17)

Diluted net loss per share	$(0.09)	$(0.17)

Shares used in computing basic net loss per share	36,389	35,740

Shares used in computing diluted net loss per share	36,389	35,740

See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,199)	$(6,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	827	827
Amortization of purchased intangible assets	934	952
Compensation related to stock-based awards	2,030	3,267
Excess tax benefit from stock-based compensation plans	(7)	(446)
Deferred income taxes	(1,095)	(1,731)
Miscellaneous	(17)	(94)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(472)	8,089
Other receivables	(143)	(25)
Inventories	543	(2,264)
Prepaids and other current assets	718	(392)
Accounts payable	(3,397)	2,267
Accrued compensation	(1,468)	(2,755)
Other accrued liabilities	2,129	(1,042)
Income taxes payable	(201)	504
Deferred revenue	1,761	2,573
Other	95	61

Net cash provided by (used in) operating activities	(962)	3,704

Cash flows from investing activities:
Purchases of property and equipment, net	(854)	(1,373)
Purchases of investments	(29,321)	(14,588)
Proceeds from sales and maturities of investments	22,234	23,306

Net cash provided by (used in) investing activities	(7,941)	7,345

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	14	3,248
Sale of stock to employees under the ESPP	843	1,505
Excess tax benefit from stock-based compensation plans	7	446

Net cash provided by financing activities	864	5,199

Net increase (decrease) in cash and cash equivalents	(8,039)	16,248
Cash and cash equivalents at beginning of period	40,926	39,640

Cash and cash equivalents at end of period	$32,887	$55,888

Supplemental disclosures of cash flow information:
Cash paid during period for income taxes, net of refunds	$324	$56
See accompanying notes to condensed consolidated financial statements.

PACKETEER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
     There have been no material changes in our significant accounting policies, except for the adoption of Statement of Financial Accounting Standards No 157 “Fair Value Measurements” (“SFAS 157”) and the adoption of statement of Financial Accounting Standards No. 159 “The Fair value option for Financial Assets and Financial Liabilities” (“SFAS 159”) during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 13 for information and related disclosures regarding the Company’s fair value measurements.
      SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The company did not chose this election. Therefore, there was no impact on its consolidated results of operations, financial condition or cash flow.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Packeteer, Inc. (the “Company” or “Packeteer”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 4, 2008.
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or other future operating periods. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, valuation assumptions utilized in business combinations, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts, stock-based compensation and taxes. Actual results could differ from those estimates.
Prepaids and other current assets
     Prepaids and other current assets include balances related to: short-term deferred tax assets, prepaid taxes and prepaid insurance; none of which individually account for more than 5% of total current assets.

Other non-current liabilities
     Other non-current liabilities include balances related to: various accrued liabilities none of which individually account for more than 5% of total liabilities.
Recent Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
2. Accounts Receivable
Accounts receivable were stated net of sales return reserves of $1.8 million and $2.4 million at March 31, 2008 and December 31, 2007, respectively. Accounts receivable were stated net of allowance for doubtful accounts of $0.4 million and $0.3 million at March 31, 2008 and December 31, 2007, respectively.
3. Inventories
     Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. The Company records inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the write-down is made.
     Inventories were stated net of reserves totaling $2.1 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Completed products	$6,797	$7,467
Raw materials and components	103	198

	$6,900	$7,665

4. Goodwill and other Intangible Assets
     The Company tests goodwill and other intangible assets for impairment at least annually at December 1 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at December 1, 2007.
     Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill of $57.5 million and $9.5 million was recorded in connection with the acquisition of Tacit Networks (which the Company acquired in May 2006) and Mentat, Inc. (which the Company acquired in December 2004), respectively.
     Other intangibles include purchased intangibles recorded in connection with the acquisition of Tacit Networks and Mentat, Inc. and are amortized using the straight-line method over the estimated useful lives of the assets.

     The following table provides additional details on goodwill and acquired intangible assets, net (in thousands):

	As of		As of
	December 31,		March 31,
	2007	Amortization	2008
Goodwill	$67,001	$—	$67,001
Other intangibles:
Developed technology	3,631	(549)	3,082
Customer contracts and relationships	3,312	(331)	2,981
Trade name	298	(54)	244

	$74,242	$(934)	$73,308

     The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2008
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(5,548)	$3,082
Customer contracts and relationships	3-6 yrs	6,100	(3,119)	2,981
Trade name	3 yrs	850	(606)	244

		$15,580	$(9,273)	$6,307

	December 31, 2007
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Developed technology	3-5 yrs	$8,630	$(4,999)	$3,631
Customer contracts and relationships	3-6 yrs	6,100	(2,788)	3,312
Trade name	3 yrs	850	(552)	298

		$15,580	$(8,339)	$7,241

     Included in cost of revenues was amortization expense of $0.6 million for both the three months ended March 31, 2008 and 2007. Included in sales and marketing expense was amortization expense of $0.3 million for both the three months ended March 31, 2008 and 2007, respectively.
     Based on the purchased intangible assets balance as of March 31, 2008, the estimated related future amortization is as follows (in thousands):

Year	Amount
Remainder of 2008	$2,804
2009	2,841
2010	662

$6,307

5. Commitment and Contingencies
Legal Matters
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
     A special committee of the board of directors authorized the Company’s management to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which was subject to approval by the Court. On August 31, 2005, the Court preliminarily approved the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and on April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement in light of the Second Circuit’s decision. On or about October 10, 2007, Vanessa Simmonds, a purported shareholder of the Company, filed a complaint in the United States District Court, Western District of Washington, against underwriters involved in the Company’s 1999 initial public offering of its common stock, seeking recovery in the name of the Company, which is named as a nominal defendant, for alleged violation by the underwriters of Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company does not currently believe that the outcome of this proceeding will have a material adverse impact on its financial condition, results of operations or cash flows. No amount has been accrued as of March 31, 2008 as the Company believes a loss is neither probable nor estimable.
     We are routinely involved in legal and administrative proceedings incidental to its normal business activities and believe that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
     Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2014. At December 31, 2007, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $23.1 million in aggregate. During the three months ended March 31, 2008, there were no material changes to the Company’s operating lease commitments since December 31, 2007.
6. Accounting for and Disclosure of Guarantees
     The Company’s distributor and reseller agreements generally include a provision for indemnifying such parties against certain liabilities if the Company’s products are claimed to infringe a third party’s intellectual property rights. To date, the Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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

     A limited number of indirect channel partners have accounted for a large part of the Company’s revenues to date and the Company expects that this trend will continue. The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended
	March 31,
	2008	2007
Alternative Technology, Inc	23%	26%
Westcon, Inc	24%	17%
     At March 31, 2008, Alternative Technologies, Inc., and Westcon, Inc. accounted for 21% and 21% of gross accounts receivable, respectively. At December 31, 2007, Alternative Technologies and Westcon accounted for 15% and 14% of gross accounts receivable, respectively.
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
8. Income Taxes
     The Company recorded a tax benefit of $0.6 million, or 15% of the loss before benefit from income taxes, for the three months ended March 31, 2008. The effective income tax provision rate for the three months ended March 31, 2007 was approximately 13%. The Company’s effective income tax rate depends on various factors, such as tax legislation, the geographic composition of the Company’s pre-tax income, and non-tax deductible stock compensation expenses. The Company carefully monitors these factors and timely adjusts the effective income tax rate accordingly.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”), and as a result recognized a $0.1 million decrease to deferred tax assets and a $0.1 million increase to income taxes payable for uncertain tax positions, which was accounted for as an adjustment to the January 1, 2007 balance of accumulated deficit. At March 31, 2008, the Company has total grass unrecognized tax benefits of approximately $ 4.0 million compared with approximately $3.7 million as of December 31,2007. All of the total gross unrecognized tax benefits would reduce our effective tax rate in the period of recognition, The company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.
     The Company considers the US and the Netherlands, as well as the US states of California and New Jersey, to be major taxing jurisdictions. For all major taxing jurisdictions, as of March 31, 2008, the tax years 2000 through 2007 remain open to examination, except that for federal tax purposes the tax years 2006 and 2007 remain open for examination and for New Jersey tax purposes the tax years 2002 through 2007 remain open to examination. The Company currently does not expect any other material changes to unrecognized tax positions within the next twelve months.
9. Shareholders’ Equity
Warrants
As of March 31, 2008 and December 31, 2007, 45,000 warrants issued in May 1999 to purchase common stock were outstanding and exercisable with a $6.25 exercise price per share and an expiration date in May 2009.
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
Stock Options
     Non-statutory stock options and incentive stock options are exercisable at prices not less than 85% and 100%, respectively, of the market value on the date of grant. The options generally become 25% vested one year after the date of grant with 1/48 per month vesting thereafter and expire at the end of 10 years from date of grant or earlier if terminated by the Board of Directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Three months ended
	March 31,
	2008	2007
Stock Options:
Expected life (years)	5.02	4.58
Expected volatility	65%	58%
Risk-free interest rate	2.66%	4.78%
     The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. When establishing the expected life assumption, the Company reviews historical employee exercise behavior of option grants with similar vesting terms.
     A summary of the changes in stock options outstanding under the Company’s stock-based compensation plan during the three months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2007	6,540	$11.64
Granted	325	4.5
Exercised	(9)	1.62
Canceled/ forfeited/expired	(169)	12.17

Options outstanding at March 31, 2008	6,688	11.29	6.59	$1,034
Options vested and expected to vest at March 31, 2008	5,822	11.55	6.31	$960
Options exercisable at March 31, 2008	4,344	12.30	5.52	$811
      The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $2.93 and $6.63, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $26,000 and $1.8 million, respectively. The total fair value of options that vested during the three months ended March 31, 2008 and 2007 was $1.8 million and $6.2 million, respectively. Cash received from stock option exercises was $14,000 and $3.2 million during the three months ended March 31, 2008 and 2007, respectively.
     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2008 (in thousands, except years and per-share amounts):

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number	Contractual	Price per	Number	Price per
Exercise Prices	Outstanding	Life (in Years)	Share	Exercisable	Share
$0.92-4.50	757	6.70	$3.85	424	$3.41
4.60-6.89	710	5.17	5.88	491	5.44
6.92-8.36	742	7.09	7.95	386	8.22
8.37-9.31	149	7.71	9.03	66	9.03
9.49-9.51	859	7.89	9.51	388	9.51
9.54-12.03	866	6.89	11.57	531	11.49
12.05-13.01	675	8.02	12.62	347	12.51
13.03-14.00	783	6.72	13.84	601	13.84
14.01-19.40	1,012	5.22	17.08	975	17.16
20.77-48.06	135	1.76	47.05	135	47.05

Total	6,688	6.59	$11.29	4,344	$12.30

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
     Nonvested restricted stock units as of March 31, 2008 and changes during 2008 were as follows:

		Weighted-average
		grant date fair
	Units	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2007	529	$10.45
Granted	364	4.60
Vested	(67)	12.78
Forfeited	(22)	9.02

Nonvested at March 31, 2008	804	$7.64

Performance Shares
     On January 24, 2007, the Compensation Committee of the Board of Directors approved new awards of 180,000 performance-based stock units (performance shares) for the Company’s executive officers. These awards will convert into common shares of the Company’s common stock upon vesting at the end of a three year period only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified target levels of the Company’s revenue growth and operating income margins over the three year period and also that the officer remain an employee of the Company through the vesting date. Up to 250% of the performance shares can vest if the Company’s performance achievement exceeds the performance targets. No performance shares will vest if the performance fails to meet minimum performance levels. Each vested performance share will convert into one share of the Company’s common stock on the vesting date. The fair value of the performance shares was estimated at March 31, 2008 using the fair value of the Company’s common stock on the date of the grant and a probability assessment that assumes that the Company will not meet the minimum performance levels. Therefore, it was estimated as of March 31, 2008 that no shares will ultimately vest and no related compensation expense was recorded during the three months ended March 31, 2008. The fair value amortization is adjusted periodically for any changes to the Company’s probability assessment of the number of performance shares expected to vest as a result of the Company’s percentage achievement of the performance targets.

     On February 27, 2008, the Compensation Committee of the Board of Directors approved new awards of 76,000 performance-based stock units (performance shares) for the Company’s executive officers. These awards will convert into common shares of the Company’s common stock upon vesting at the end of a three year period only if specific performance goals set by the Committee are achieved. The goals require the achievement of specified target levels of the Company’s revenue growth and operating income margins over a one year period and also that the officer remain an employee of the Company through the vesting date. Up to 200% of the performance shares can vest if the Company’s performance achievement exceeds the performance targets. No performance shares will vest if the Company fails to meet minimum performance levels. Each vested performance share will convert into one common share of the Company’s common stock on the vesting date. The fair value of the performance shares was estimated at March 31, 2008 using the fair value of the Company’s common stock on the date of the grant and a probability assessment that assumes that the Company will meet the minimum performance levels. Therefore, it was estimated as of March 31, 2008 that 100% of the shares will ultimately vest and a total of $9,000 of compensation expense was recorded during the quarter ended March 31, 2008. The expense is adjusted periodically for any changes to the Company’s probability assessment of the number of performance shares expected to vest as a result of the Company’s percentage achievement of the performance targets. Expense previously recorded is not revised unless the Company believes it is not probable that the awards will vest at the minimum target levels.
     Nonvested performance shares as of March 31, 2008 and changes during 2008 were as follows:

		Weighted-average
		grant date fair
	Shares	value per share
	(In thousands, except per share amounts)
Nonvested at December 31, 2007	388	$12.78
Granted	76	4.69
Vested	—
Forfeited	—

Nonvested at March 31, 2008	464	$11.47

Maximum potential vested shares at March 31, 2008	540	$11.47

Employee Stock Purchase Plan
     In May 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (ESPP). The ESPP became effective July 27, 1999. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including base salary, commissions, overtime, bonuses and other incentive compensation. Purchases are limited to a maximum of 1,000 for an individual employee for each purchase period. The purchase price per share is equal to 85% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date. The fair value of the employees’ purchase rights granted was calculated under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
ESPP Grants:
Expected life (years)	1.0	.95
Expected volatility	64%	47%
Risk-free interest rate	2.12%	5.10%
The weighted-average fair value of the purchase rights granted under the ESPP during the three months ended March 31, 2008 and 2007 was $1.99 and $4.57 per share, respectively. During the three months ended March 31, 2008 and 2007, approximately 200,000 and 197,000 shares were issued under the ESPP, respectively.

Stock — based Compensation
Stock-based compensation included in the costs and expense line items:

	Three months ended
	March 31,
	2008	2007
Product costs	$88	$111
Service costs	202	214
Research and development	676	1,120
Sales and marketing	177	1,042
General and administrative	887	780
     Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 related to stock-based awards was $2.0 million and $3.3 million, respectively. The Company recognized an income tax benefit related to stock-based compensation during the three months ended March 31, 2008 and 2007 of $0.5 million and $0.9 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using the graded vesting method. The stock-based compensation expense for the three months ended March 31, 2008 and 2007 included $0.7 million and $0.2 million, respectively, related to restricted stock units. In addition, the stock-based compensation expense for the three months ended March 31, 2008 and 2007 included none and $22,000, respectively, related to restricted stock issued in connection with the Mentat acquisition.
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
     At March 31, 2008, the Company had unrecognized compensation expense, net of estimated forfeitures, which will be recognized under the remaining vesting period as follows (in thousands, except year amounts):

	Unrecognized	Remaining
	Stock-Based	Recognition
Stock -Based Award	Expense	Period (Years)
Stock options	$4,594	1.24
Restricted stock units	2,340	2.09
Performance shares	330	2.75
ESPP	1,334	1.33

Total	$8,598	1.54
10. Net Loss Per Share
     Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares that are subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and potential common shares outstanding during the period, as calculated using the treasury stock method.

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

	Three Months Ended
	March 31,
	2008	2007
Shares issuable under stock options	6,002	2,993
     In addition, for the three months ended March 31, 2008 and 2007, approximately 179,676 and 1,128,738 common share equivalents, respectively, relate to stock-based awards, shares subject to repurchase and warrants, as computed using the treasury stock method, were excluded from the computation of diluted loss per share as they were anti-dilutive.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(3,199)	$(6,087)

Denominator:
Basic:
Weighted-average shares of common stock outstanding	36,389	35,758
Less: shares subject to repurchase	—	(18)

Basic weighted-average common shares outstanding	36,389	35,740

Diluted:
Basic weighted-average common shares outstanding	36,389	35,740
Add: potentially dilutive common shares from stock options and shares subject to repurchase	—	—
Add: potentially dilutive common shares from warrants	—	—

Diluted weighted-average common shares outstanding	36,389	35,740

Basic net income (loss) per share	$(0.09)	$(0.17)

Diluted net income (loss) per share	$(0.09)	$(0.17)

11. Comprehensive Income (Loss)
     Comprehensive loss shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three months ended March 31, 2008 and 2007, comprehensive income included unrealized gains (losses) on investments, and the reversal from other comprehensive income of realized (gains) losses on investments in the period.

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net loss	$(3,199)	$(6,087)
Other comprehensive income:
Unrealized net losses on investments, net of tax	(449)	(8)
Realized net losses on investments, net of tax, reclassified into earnings	6	8
Total comprehensive loss	$(3,642)	$(6,087)

12. Segment Reporting
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

     Geographic information is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net revenues:
Americas	$17,170	$16,380
Asia Pacific	10,920	8,142
Europe, Middle East, Africa	9,093	10,206

Total net revenues	$37,183	$34,728

     Net revenues reflect the destination of the shipped product.
     Long-lived assets are primarily located in North America. Assets located outside North America are not significant.
13. Financial Instruments
     The Company measures certain financial assets at fair value on a recurring basis, including available for sale asset-backed and mortgage-backed securities, corporate bonds and US Treasury and agencies. The fair value of these certain financial assets was determined using the following inputs at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets Asset and mortgage backed securities(1)	$4,879	$—	$4,879	$—
Corporate Bonds(1)	7,834	—	7,834	—
US Treasury and agencies(2)	30,699	—	30,699	—

Total	$43,412	$—	$43,412	$—

(1)	Included in short-term investments on our condensed consolidated balance sheet.

(2)	Included in short-term investments and long-term investments on our condensed consolidated balance sheet.
The Company invests in investment grade securities all of which were classified as available for sale. The unrealized losses on these investments were caused by changes in credit quality and interest rates. At this time, the Company believes that, due to the nature of the investments, the financial condition of the issuers, and the Company’s ability and intent to hold the investments until a recovery in value, these unrealized losses should not be classified as “other than temporary.”
14. Subsequent Events
Blue Coat Acquisition
     On April 21, 2008, the Company announced that Blue Coat Systems, Inc. (NASDAQ:BCSI) and Packeteer had entered into a definitive agreement for Blue Coat Systems, Inc. (Blue Coat) to acquire Packeteer. Pursuant to this agreement, Blue Coat is to commence a tender offer to purchase for cash all outstanding shares of Packeteer for $7.10 per share. The transaction is subject to certain regulatory reviews and other conditions and is expected to close during the second quarter of 2008.

Shareholder rights agreement
     On March 31, 2008, the Board of Directors of the Company declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.001 par value (“Common Stock”), of the Company. The distribution was paid as of April 14, 2008 (the “Record Date”), to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock, $0.001 par value (the “Preferred Stock”), at a price of $21.00 (the “Purchase Price”). If any person or group acquires 15% or more of Packeteer, Inc.’s Common Stock without prior Board approval, there would be a triggering event causing significant dilution in the voting power of such person or group. Until there is a triggering event, the rights trade with the Company’s Common Stock. The description and terms of the Rights are set forth in the Rights Agreement dated as of April 1, 2008 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A. (the “Rights Agent”). The Rights Plan will continue in effect until March 31, 2009, unless earlier redeemed or terminated by Packeteer, as provided in the Rights Plan.
     On April 20, 2008, in connection with the Merger Agreement with Blue Coat, the Company entered into an amendment to the Rights Plan such that the Rights will expire on the earlier of (i) March 31, 2009 , (ii) redemption or exchange by Packeteer, or (iii) immediately prior to the acceptance of the shares for payment by Blue Coat in the tender offer under the Merger Agreement.
Patent infringement action
     Realtime Data, LLC d/b/a IXO v. Packeteer, Inc. et al. United States District Court, Eastern District of Texas, Civil Action No. 6:08-cv-144. On or about April 18, 2008, Realtime Data, LLC d/b/a IXO (“Realtime”) filed a patent infringement lawsuit against the Company and eleven other companies (including five Company customers). There are seven patents-at-issue: U.S. Patent Nos. 6,601,104; 6,604,158; 6,624,761; 6,748,457; 7,161,506; 7,321,937; and 7,352,300. The patents relate generally to accelerated data storage and data compression. Discovery has not yet commenced. The Company intends to defend this matter vigorously. However, the results of litigation are inherently uncertain, and there can be no assurance that we will prevail.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW
     The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Packeteer, Inc. and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
Blue Coat Acquisition
     On April 21, 2008, we announced that we and Blue Coat Systems, Inc. or Blue Coat had entered into a definitive agreement for Blue Coat to acquire us. Pursuant to this agreement, Blue Coat is to commence a tender offer to purchase for cash all outstanding shares of our common stock for $7.10 per share. The transaction is subject to certain regulatory reviews and other conditions and is expected to close during the three months ending June 30, 2008.
General
     We are a leading provider of wide area network, or WAN, Application Delivery systems designed to deliver a comprehensive set of visibility, Quality of Service, or QoS, control, compression, application acceleration and branch office service capabilities. Our product family includes PacketShaper, iShared, SkyX and Mobiliti Client products that can be deployed within large data centers, smaller branch office sites and software clients on PCs for mobile and Small Office/Home Office, or SOHO, users throughout a distributed enterprise. We deliver superior application performance and end user experience using an “intelligent overlay”, which bridges applications and IP networks, adapts to our customers’ existing infrastructure and addresses the demands created by a changing application environment in order to deliver high performance applications across all WAN and Internet links.
     Net revenues for the three months ended March 31, 2008 were $37.2 million, an increase of $2.5 million, or 7%, from the comparable period in 2007. Product revenues for the three months ended March 31, 2008 were $24.6 million, an increase of 3% over the three months ended March 31, 2007. This is primarily the result of the progress achieved on our iShared/iShaper product introduction during 2007. Service revenues for the three months ended March 31, 2008 were $12.6 million, an increase of 16% over the three months ended March 31, 2007. This increase resulted from a larger customer base due to our new product sales and continued renewals of our prior service contracts.
     Gross profit was $26.0 million, or 70%, and loss from operations was $4.4 million. During the comparable period a year ago, net revenues were $34.7million, gross profit was $22.8 million, or 66%, and loss from operations was $7.9 million. Included in cost of revenues and operating expenses for the three months ended March 31, 2008 and 2007 was stock-based compensation expense of $2.0 million and $3.3 million, respectively, related to stock-related awards as determined in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) and amortization of intangible assets of $0.9 and $1.0, respectively.
Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, revenue recognition, sales returns, inventory valuation, rebate and warranty reserves, valuation of long lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     There have been no material changes in our critical accounting policies, except for the adoption of the Financial Accounting Standards Board No 157 (“SFAS 157”) “Fair Value Measurements,” and the adoption of Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“ SFAS 159”) during the three months ended March 31, 2008 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.
      SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not chose this election. Therefore, there was no impact on our consolidated results of operations, financial condition or cash flow.
Results of Operations
     Net revenues for the three months ended March 31, 2008 were $37.2 million, loss from operations was $4.4 million and net loss was $3.2 million. During the comparable period in 2007, net revenues were $34.7 million, loss from operations was $7.9 million and net loss was $6.1 million.
     During the three months ended March 31, 2008, our loss from operations decreased by $3.4 million largely due to our improvement in gross margins and a decrease in operating expenses as a percentage of revenue to 82% from 88% during the three months ended March 31, 2007. The reduction in operating expenses primarily resulted from a decrease in headcount to 440 at March 31, 2008 compared to 455 at March 31, 2007.

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated. These historical operating results are not necessarily indicative of the results for any future period:

	Three months ended
	March 31,
	2008	2007
Net revenues:
Product revenues	66%	69%
Service revenues	34	31

Total net revenues	100	100
Cost of revenues:
Product costs	19	22
Service costs	9	10
Amortization of purchased intangible assets	2	2

Total cost of revenues	30	34

Gross margin	70	66
Operating expenses:
Research and development	24	26
Sales and marketing	46	50
General and administrative	12	12

Total operating expenses	82	88

Loss from operations	(12)	(22)
Interest and other income, net	2	2

Loss before provision (benefit) for income taxes	(10)	(20)
Benefit from income taxes	1	3

Net Loss	(9)%	(17)%

Net Revenues
     We derive our revenue from two sources, product and service revenues. Product revenues consist primarily of sales of our WAN Application Delivery systems. Product revenues accounted for 66% and 69% of our net revenues in the three months ended March 31, 2008 and 2007, respectively. Product revenues increased to $24.6 million in the three months ended March 31, 2008 from $23.8 million in the three months ended March 31, 2007. The increase in product revenues of $0.8 million, or 3%, is primarily the result of progress achieved on our iShared/iShaper product introduction during 2007 and a shift to selling higher average selling price products.
     Service revenues consist primarily of maintenance revenues and, to a lesser extent, training revenues. Maintenance revenues, which are included in service revenues, are recognized on a daily basis over the life of the contract. The typical subscription and support term is twelve months, although multi-year contracts of up to three years with prepaid renewal options are also sold. Service revenues accounted for 34% and 31% of net revenues in the three months ended March 31, 2008 and 2007, respectively. Service revenues increased to $12.6 million in the three months ended March 31, 2008 from $10.9 million in the three months ended March 31, 2007. This increase resulted from a larger customer base due to our new product sales and continued renewals of our prior service contracts.
     Net sales by region were as follows:

	Three Months Ended March 31,
	2008		2007
	($)	(%)	($)	(%)
	(Dollars in millions)
Americas*	$17.2	46	$16.4	47
Asia Pacific	10.9	29	8.1	24
Europe, the Middle East and Africa (EMEA)	9.1	25	10.2	29

Total	$37.2	100	$34.7	100

*	Primarily the United States.
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

The following table provides details of sales to individual customers who are indirect channel partners and accounted for 10% or more of total revenues:

	Three months ended
	March 31,
	2008	2007
Alternative Technology, Inc	23%	26%
Westcon, Inc	24%	17%
     At March 31, 2008, Alternative Technologies, Inc., and Westcon, Inc. accounted for 21% and 21% of gross accounts receivable, respectively. At December 31, 2007, Alternative Technologies and Westcon accounted for 16% and 14% of gross accounts receivable, respectively.
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
     Cost of revenues was $11.1 million for the three months ended March 31, 2008, a decrease of $0.8 million, or 7%, from $11.9 million for the three months ended March 31, 2007. The cost of revenues represent 30% of total net revenues for the three months ended March 31, 2008, compared to 34% in the comparable period of 2007.
     Product costs decreased $0.7 million, or 9%, to $7.1 million in the three months ended March 31, 2008 from $7.7 million in the three months ended March 31, 2007. The decrease was primarily related to product costs in the three months ended March 31, 2007 included increases in charges to cost of revenues of $0.3 million in inventory write-downs, $0.3 million in freight and fulfillment costs and $0.1 million in warranty expense.
     Service costs decreased $0.1 million, or 3%, to $3.5 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007. This decrease despite higher service revenues primarily resulted from leveraging lower cost support centers in Malaysia.
Operating Expenses

	Three Months Ended March 31,
			Variance	Variance
	2008	2007	in Dollars	in Percent
Research and development	$8,872	$9,227	$(355)	(4%)
Sales and marketing	17,051	17,348	(297)	(2%)
General and administrative	4,545	4,080	465	11%

Total	$30,468	$30,655	$(187)	(1%)

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
     Research and development expenses of $8.9 million for the three months ended March 31, 2008 decreased from $9.2 million for the comparable period of the prior year. The decreased costs were primarily due to decreased stock-based compensation of $0.4 million and decreased consulting expenses of $0.3 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These decreases were partially mitigated by an increase in salary costs of $0.2 million in the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Research and development expenses represented 24% of net revenues for the three months ended March 31, 2008 compared to 26% for the comparable period in the prior year. As of March 31, 2008, all research and development costs have been expensed as incurred.
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
     Sales and marketing expenses decreased to $17.1 million in the three months ended March 31, 2008 from $17.3 million in the comparable period of the prior year. This decrease primarily related to lower stock-based compensation of $0.9 million and a decrease of $0.3 million in marketing costs in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These decreases were partially mitigated by an increase in consulting costs of $0.5 million in the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Sales and marketing expenses represented 46% of net revenues for the three months ended March 31, 2008 compared to 50% for the comparable period in the prior year.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel expenses for administrative personnel, professional fees, allocated overhead and other general corporate expenses.
     General and administrative expenses increased to $4.5 million in the three months ended March 31, 2008 from $4.1 million in the comparable period of the prior year. The increase was primarily due to personnel related costs, including salaries, employee benefits and stock-based compensation of $0.5 million in the three months ended March 31, 2008 when compared to March 31, 2007. This reflects a 17% increase in general and administrative headcount from 35 at March 31, 2007 to 41 at March 31, 2008. In addition, bad debt expense increased $0.5 million in the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 primarily due to a credit of $0.4 million in bad debt expense in the three months ended March 31, 2007. These increases were partially mitigated by a decrease in general legal costs of $0.3 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. General and administrative expenses represented 12% of net revenues for the both the three months ended March 31, 2008 and 2007.

Interest and Other Income, Net
     Interest and other income, net, consists primarily of investment income from our cash, cash equivalents and investments. Interest and other income, net decreased to $0.7 million in the three months ended March 31, 2008 from $0.8 million in the comparable period of the prior year. The decrease was primarily due to lower average balances of invested funds and decreased investment yields.
Income Tax Provision (Benefit)
     We recorded a tax benefit of $0.6 million, or 15% of the loss before benefit from income taxes, for the three months ended March 31, 2008. The effective income tax provision rate for the three months ended March 31, 2007 was approximately 13%. Our effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, and non-tax deductible stock compensation expenses. We carefully monitor these factors and timely adjusts the effective income tax rate accordingly.
Liquidity and Capital Resources
     During the three months ended March 31, 2008, we used $1.0 million of cash in operating activities, compared to $3.7 million generated in the comparable period a year ago. At March 31, 2008 we had cash, cash equivalents and investments of $76.3 million and accounts receivable of $27.7 million.
Balance Sheet and Cash Flows
     Cash and Cash Equivalents and Investments. The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments (in thousands):

	March 31,	December 31,	Increase
	2008	2007	(Decrease)
Cash and cash equivalents	$32,887	$40,926	$(8,039)
Investments	43,412	36,853	6,559

Total	$76,299	$77,779	$(1,480)

     The cash and cash equivalents balance decreased $8.0 million and the combined balance decreased by $1.5 million from December 31, 2007 due to activities in the following areas (in thousands).

Net cash used in operating activities	$(962)
Net cash used in investing activities	(7,941)
Net cash provided by financing activities	864

Net change in cash and cash equivalents	$(8,039)

     The decrease in cash and cash equivalents of $8.0 million in the three months ended March 31, 2008 was primarily due to net cash used by investing activities of $7.9 million. This decrease in cash and equivalents in investing activities resulted by a net increase in cash used for investment purchases of $7.1 million. Additionally, we used $0.9 million on purchases of property and equipment. The decrease in cash and cash equivalents from operating activities resulted primarily from our operating loss of $3.2 million and the cash used to decrease in our accounts payable by $3.4 million. These decreases were partially mitigated by $0.9 million in financing activities from proceeds from the issuance of stock through option exercises and our Employee Stock Purchase Plan (“ESPP”).
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections and excess tax benefits from stock-based compensation.

Contractual Obligations
     We lease our facilities and certain equipment under operating leases that expire at various dates through 2014. At December 31, 2007, we estimated the total future minimum lease payments under non-cancelable operating leases at $23.1million in aggregate. Additionally, we have purchase obligations incurred under the normal course of operations. At December 31, 2007, our purchase obligations were $14.7 million. During the three months ended March 31, 2008, there have been no material changes to our contractual obligations since December 31, 2007.
Future Liquidity Requirements
     We have historically had sufficient financial resources to meet our operating requirements, to fund our capital spending and to repay all of our debt obligations.
     We expect to experience growth in our working capital needs for at least the next twelve months in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a partial use of our cash resources. In addition, we may utilize cash resources to fund additional acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash, cash equivalents and investments of $76.3 million at March 31, 2008 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. However, we may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. These funds may not be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities to develop new products or to otherwise respond to competitive pressures.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS No. 161 on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and changes to certain investments. We believe there have been no significant changes in our market risk during the three months ended March 31, 2008 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2007, with the exception of changes in credit quality which cannot be quantitatively measured. See Item 1A under Part II of this report under the heading “OUR INVESTMENT PORTFOLIO MAY BECOME IMPAIRED BY FURTHER DETERIORATION OF THE CAPITAL MARKETS” for additional information.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information set forth under Note 7, entitled “Contingencies” and Note 14, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed, other than that we have added a new Risk Factor entitled “FAILURE TO COMPLETE THE ACQUISITION BY BLUE COAT SYSTEMS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE” and a new Risk Factor entitled “OUR INVESTMENT PORTFOLIO MAY BECOME IMPAIRED BY FURTHER DETERIORATION OF THE CAPITAL MARKETS.”
     You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
FAILURE TO COMPLETE THE ACQUISITION BY BLUE COAT SYSTEMS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.
     On April 20, 2008, we entered into a definitive merger agreement with Blue Coat Systems, Inc., or Blue Coat, pursuant to which Blue Coat has agreed to acquire all of the outstanding shares of our common stock through a tender offer followed by a back-end merger (the “Acquisition”). Consummation of the Acquisition is subject to customary closing conditions and regulatory approvals, including antitrust approvals. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Acquisition as currently contemplated under the merger agreement or at all. If the Acquisition is not consummated:
•	our investors may not receive $7.10 in cash per share of our common stock which Blue Coat has agreed to pay in the Acquisition, and our stock price would likely decline;

•	we are liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the

Acquisition;

•	under some circumstances, we may have to pay a termination fee to Blue Coat in the amount of $4 million;

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the Acquisition;

•	our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the Acquisition, which could cause our revenues to materially decline or any anticipated increases in revenue to be lower than expected; and

•	our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Acquisition, and we may be required to incur substantial costs to recruit replacements for lost personnel.
     The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.
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

We have experienced fluctuations in our operating results in the past and may continue to do so in the future. Our operating results are subject to numerous factors, many of which are outside of our control and are difficult to predict. As a result, our quarterly operating results could fall below our forecasts or the expectations of public market analysts or investors in the future. If this occurs, the price of our common stock would likely decrease. Factors that could cause our operating results to fluctuate include variations in:
•	the impact of the Acquisition;

•	the timing and size of orders and shipments of our products;

•	the timing and success of new product and upgrade introductions;

•	the mix of products we sell;

•	the mix and effectiveness of the channels through which those products are sold;

•	the geographical mix of the markets in which our products are sold;

•	the average selling prices of our products;

•	the amount and timing of our operating expenses;

•	the impact of changes in effective tax rates;

•	write-offs for impairment of intangible assets; and

•	the impact of acquisitions.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management is required to report on the effectiveness of our internal control over financial reporting in each of our annual reports. In addition, our independent auditors must attest to and report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, and require significant documentation, testing and possible remediation. As a result, our efforts to comply with Section 404 have required the commitment of significant managerial and financial resources. As we are committed to maintaining high standards of public disclosure, our efforts to comply with Section 404 are ongoing, and we are continuously in the process of reviewing, documenting and testing our internal control over financial reporting, which will result in continued commitment of significant financial and managerial resources.
     We had material weaknesses in internal control over financial reporting as of December 31, 2006 and 2005. Although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, in future years we may discover areas of our internal controls that need improvement, and our management may encounter problems or delays in completing the implementation and maintenance of any such improvements necessary to make a favorable assessment of our internal controls over financial reporting. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting as of December 31, 2008 or beyond, or our independent auditors may be unable to provide an unqualified attestation report on our internal control over financial reporting.. If this occurs, investor confidence and our stock price could be adversely affected.
CHANGES IN FINANCIAL ACCOUNTING STANDARDS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS
     New laws, regulations and accounting standards, as well as changes to and varying interpretations of currently accepted accounting practices in the technology industry might adversely affect our reported financial results, which could have an adverse effect on our stock price. For example, our operating results since our adoption of SFAS No. 123(R), “Share Based Payments,” on January 1, 2006, have been adversely affected.
OUR INVESTMENT PORTFOLIO MAY BECOME IMPAIRED BY FURTHER DETERIORATION OF THE CAPITAL MARKETS.
     Our cash equivalent and investment portfolio as of March 31, 2008 consisted of U.S. treasury securities, government agency securities, corporate bonds, money market funds, asset backed securities, and mortgage backed securities. We follow an established investment policy and set of guidelines to limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards, liquidity guidelines, and concentration limits that limit our exposure to any one issuer and maximum exposure to any one asset class.
      As a result of the current adverse financial market conditions, investments in some financial instruments, such as mortgage-backed securities and corporate bonds, may pose risks arising from liquidity and credit concerns. All such securities in our portfolio are rated as investment grade in conformance with our investment policy. We recognize unrealized losses from securities that are trading below our cost basis at each period end as part of other comprehensive income. When impairment on a security or group of securities is determined to be "other than temporary" we recognize realized losses as part of current earnings. We cannot predict future market conditions and provide no assurance that our investment portfolio will remain unimpaired.
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

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED
     The market for WAN Application Delivery systems is characterized by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop must comply with standards established by the International Electrotechnical Commission as well as with recommendations of the International Telecommunication Union. To remain competitive, we must continue to introduce new products and product enhancements that meet these emerging U.S. and international standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 8th day of May, 2008.

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